Form 10-Q
period 1996-05-04
PETCO ANIMAL SUPPLIES INC
filed 1996-06-17
CIK 888455

========================================================

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-23574

                           PETCO ANIMAL SUPPLIES, INC.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                     33-0479906

                                 9125 Rehco Road
                               San Diego, CA 92121
                                 (619) 453-7845

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                 Date                       Outstanding

Common Stock, $.0001 Par Value        June 14, 1996              15,670,998

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at February 3, 1996 and May 4, 1996

                              PETCO ANIMAL SUPPLIES, INC.

                              CONSOLIDATED BALANCE SHEETS
                             (in thousands, except shares)

                                                          February 3,   May 4,
                                                             1996        1996
                                                          ---------   ---------
ASSETS                                                               (unaudited)
Current assets:
   Cash and cash equivalents                               $  9,460   $ 57,076
   Receivables                                                4,343      2,761
   Inventories                                               42,818     50,412
   Other                                                        626      1,052
                                                           ---------  ---------
      Total current assets                                   57,247    111,301

Fixed assets, net                                            56,509     61,373
Goodwill                                                     31,767     38,981
Deferred tax assets                                          10,521     10,487
Other assets                                                  1,163      1,143
                                                           ---------  ---------
                                                           $157,207   $223,285
                                                           =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $ 22,948   $ 21,034
   Accrued expenses                                          11,123      8,869
   Accrued salaries and employee benefits                     5,186      5,386
   Revolving credit facility                                    ---        ---
   Current portion of capital lease and other obligations     2,280      2,210
   Current portion of accrued store closing costs             1,116      1,665
                                                           ---------  ---------
      Total current liabilities                              42,653     39,164

Capital lease and other obligations, excluding current       10,337     11,667
Accrued store closing costs, excluding current portion        4,804      1,493
Deferred rent                                                 3,027      3,363

Stockholders equity:
   Preferred stock, $.0001 par value, 2,000,000 shares
      authorized, no shares issued and outstanding              ---        ---
   Common stock, $.0001 par value, 20,000,000 shares
      authorized, 12,736,120 and 15,333,998 shares issued
      and outstanding, respectively                               1          2
   Additional paid-in capital                               131,214    201,093
   Accumulated deficit                                      (34,829)   (33,497)
                                                           ---------  ---------
         Total stockholders equity                          96,386    167,598

Commitments and contingencies
                                                           ---------  ---------
                                                           $157,207   $223,285
                                                           =========  =========
                                                                       .
See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations for the thirteen weeks ended May 4, 1996 and April 29, 1995

                            PETCO ANIMAL SUPPLIES, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    (unaudited, in thousands, except share data)

                                                    Thirteen Weeks Ended
                                                   ----------------------
                                                    April 29,     May 4,
                                                      1995         1996
                                                   ---------    ---------

Net sales                                          $ 54,060      $ 86,956

Cost of sales and occupancy costs                    41,203        65,441
                                                   ---------     ---------

     Gross profit                                    12,857        21,515

Selling, general and administrative expenses         11,355        18,950
                                                   ---------     ---------

     Operating income                                 1,502         2,565

Interest expense                                        214           327
                                                   ---------     ---------

     Earnings before income taxes                     1,288         2,238

Income taxes                                            386           906
                                                   ---------     ---------

     Net earnings                                  $    902      $  1,332
                                                   =========     =========

Consolidated Statement of Stockholders' Equity for the thirteen weeks ended May 4, 1996

                        PETCO ANIMAL SUPPLIES, INC.

              CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
               (unaudited, in thousands, except share data)

                                     Common Stock
                             -----------------------------
                                                                        Total
                                                 Additional             Stock-
                                                  Paid-in Accumulated  holders'
                                Shares    Amount  Capital   Deficit     Equity
                             ------------ ------ --------- ---------  ---------

Balances at February 3, 1996  12,736,120  $   1   $131,214  $(34,829)  $ 96,386

Sale of Common Stock           2,557,758      1     69,468       ---     69,469

Exercise of options               40,289    ---        416       ---        416

Retirement of stock                 (169)   ---         (5)      ---         (5)

Net earnings                         ---    ---        ---     1,332      1,332
                              ----------- ------  --------- ---------  ---------

Balances at May 4, 1996       15,333,998  $   2   $201,093  $(33,497)  $167,598
                             ============ ======  ========= =========  =========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 1995 and May 4, 1996


                         PETCO ANIMAL SUPPLIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                       Thirteen Weeks Ended
                                                      ----------------------
                                                       April 29,     May 4,
                                                         1995         1996
                                                      ---------     --------
Cash flows from operating activities:
Net earnings                                          $    902      $ 1,332
Depreciation and amortization                            1,517        2,897
Deferred taxes                                            ----           34
Other                                                       12            4
Changes in assets and liabilities:
   Receivables                                            (237)       1,582
   Inventories                                          (1,562)      (7,594)
   Other current assets                                   (148)        (426)
   Accounts payable                                     (1,594)      (1,914)
   Accrued expenses                                     (1,691)      (2,255)
   Accrued salaries and employee benefits               (1,873)         200
   Deferred rent                                           150          336
   Accrued store closing costs                             (78)      (2,762)
                                                      ---------     --------
       Net cash used in operating activities            (4,602)      (8,566)
                                                      ---------     --------

Cash flows from investing activities:
   Additions to fixed assets                            (4,826)      (5,340)
   Net cash invested in acquisitions of businesses      (2,314)      (7,788)
                                                      ---------     --------
       Net cash used in investing activities            (7,140)      13,128)
                                                      ---------     --------

Cash flows from financing activities:
   Net borrowings under revolving agreements             5,447         ----
   Repayment of capital lease and other obligations       (196)        (570)
   Proceeds from the issuance of Common Stock               52       69,880
                                                      ---------     --------
       Net cash provided by financing activities         5,303       69,310
                                                      ---------     --------

Net increase (decrease) in cash and cash equivalents    (6,439)      47,616
Cash and cash equivalents at beginning of year           6,956        9,460
                                                      ---------     --------
Cash and cash equivalents at end of period            $    517      $57,076
                                                      =========     ========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

                           PETCO ANIMAL SUPPLIES, INC.

                   Notes to Consolidated Financial Statements

Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. ("the Company"), the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of and for the period ended May 4, 1996. Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended April 29, 1995 and May 4, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 3, 1996 included in the Company's Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission on April 27, 1996.

Note 2 - Net Earnings Per Share

Net earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period.

For the thirteen weeks ended April 29, 1995 and May 4, 1996, common share equivalents were not included as their effects would not be materially dilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ***
General

The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions, and has closed underperforming stores. At May 4, 1996, the Company operated 265 stores, including 194 superstores, in fifteen states and the District of Columbia. At April 29, 1995, the Company operated 218 stores, of which 119 were superstores.

In March 1996, the Company assumed lease obligations and purchased all tangible personal property and inventory used in connection with eight pet food and supply stores located in Maryland and Virginia and operated under the trade name P.T. Moran.

As a result of the Company's plans to open approximately 40 to 50 stores this year, including conversions of existing traditional stores into superstore formats, the Company anticipates certain costs to increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company expects continued downward pressure on its gross profit as a percentage of sales from higher store occupancy costs in new stores and increased competitive pressures in certain market areas. This trend will be partially offset, however, by increased sales from maturing stores and the benefit of expanded merchandise assortments in existing stores. Increased payroll, advertising and other store level expenses as a percentage of sales in new stores will also contribute to lower store operating margins. In addition, the Company charges preopening costs associated with each new superstore to earnings as incurred. Therefore, the Company expects that the opening of a large number of new superstores in a given quarter may adversely impact its quarterly results of operations for that quarter.

The Company's business is also subject to some seasonal fluctuations. Historically, the Company has realized a higher portion of its net sales during the month of December and a lower portion of its net sales in other winter months and fall than during the other months of the year.

Results of Operations

First Quarter 1996 Compared to First Quarter 1995

Net sales increased 60.8% to $87.0 million for the thirteen weeks ended May 4, 1996, ("first quarter 1996") from $54.1 million for the thirteen weeks ended April 29, 1995, ("first quarter 1995"). The increase in net sales in first quarter 1996 resulted primarily from the addition of 18 superstores, including the conversion of seven traditional stores into superstores, partially offset by the closing of three stores, and a comparable store net sales increase of 18.2%. The comparable store net sales increase was attributable to maturing superstores, more effective marketing efforts and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $23.3 million, or 70.8% of the net sales increase, and $9.6 million, or 29.2% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit, defined as net sales less cost of sales including occupancy costs, increased $8.6 million or 66.7% to $21.5 million in first quarter 1996 from $12.9 million in first quarter 1995. Gross profit as a percentage of net sales increased to 24.7% in first quarter 1996 from 23.8% in first quarter 1995 primarily due to lower distribution expenses related to the more efficient operation of the Company's central distribution facility during the current year period.

Selling, general and administrative expenses increased $7.6 million, or 66.7%, to $19.0 million for the quarter compared to $11.4 million in first quarter
1995. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings. As a percentage of net sales, these expenses increased to 21.8% in first quarter 1996 from 21.0% in first quarter 1995 primarily due to increased amortization of goodwill.

Operating income increased 73.3% to $2.6 million in first quarter 1996 from $1.5 million in first quarter 1995 and increased as a percentage of net sales to 2.9% in first quarter 1996 from 2.8% in first quarter 1995.

Interest expense increased $0.1 million to $0.3 million in first quarter 1996 from $0.2 million in first quarter
1995.

Income taxes were $0.9 million in first quarter 1996 compared to $0.4 million in first quarter 1995.

As a result of the foregoing, net earnings increased to $1.3 million in first quarter 1996 from $0.9 million in first quarter 1995.

Liquidity and Capital Resources

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At May 4, 1996, total assets were $223.3 million, of which $111.3 million were current assets. Net cash used in operating activities was $8.6 million in first quarter 1996 and $4.6 million in first quarter 1995. The Company's sales are substantially on a cash basis, therefore cash flow generated from operating stores provides a source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. Cash used in investing activities was $13.1 million in first quarter 1996 and $7.1 million in first quarter 1995.

The Company also finances some of its purchases of equipment and fixtures through capital leases and other obligations. Purchases of $1.8 million and $1.6 million of fixed assets were financed in this manner during first quarter 1996 and first quarter 1995, respectively. The Company believes that additional sources of capital lease and other financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

During first quarter 1996, the Company acquired one retailer of pet food and supplies and during first quarter 1995, acquired two retailers of pet food and supplies with $7.8 million and $2.3 million, respectively, invested in the acquisitions of businesses.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and the conversion of traditional stores into superstores. In first quarter 1996, net proceeds of $69.5 million were obtained from a public offering of Common Stock to provide funds for the Company's expansion program, the acquisition of related businesses and for working capital requirements.

The Company has a revolving credit facility with a commitment of up to $25.0 million that expires June 2, 1997. Borrowings under this facility are unsecured and bear interest, at the Company's option, at either the bank's reference rate or LIBOR plus 1.0%. The revolving credit facility contains certain affirmative and negative covenants related to working capital, net worth, leverage, profitability, capital expenditures and payment of cash dividends.

As of February 3, 1996, the Company had available net operating loss carryforwards of $8.5 million for federal income tax purposes, which begin expiring in 2004, and $1.8 million for California income tax purposes, which begin expiring in 1996.

The Company anticipates that available cash and cash equivalents as well as funds available under the revolving credit facility, funds generated by operations, currently available vendor financing, and capital lease and other financing will be sufficient to finance its continued operations and planned store openings for at least the next twelve months.

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These factors are discussed under the caption "Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.


Part II.  Other Information

Item 1.  Legal Proceedings

         (a)      None

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits
         (a)      27.1 Financial Data Schedule.

2.       Reports on Form 8-k
         (a) The Company filed no reports on Form 8-K during the thirteen weeks ended May 4, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   PETCO ANIMAL SUPPLIES, INC.



   By :   /s/  RICHARD ST. PETER
        Richard St. Peter
        Executive Vice President and
        Chief Financial Officer
   Date: June 17, 1996



   By :   /s/  JAMES M. MYERS
        James M. Myers
        Vice President Finance and
        Chief Accounting Officer
   Date: June 17, 1996