Form 10-Q
period 1996-08-03
PETCO ANIMAL SUPPLIES INC
filed 1996-09-17
CIK 888455

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-23574

PETCO ANIMAL SUPPLIES, INC.

(State or other jurisdiction of							         (I.R.S. Employer
incorporation or organization)							         Identification No.)
	Delaware							     		 33-0479906

9125 Rehco Road
San Diego, CA  92121
(619) 453-7845


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   No  ___

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                         Title				     	          Date			Outstanding

Common Stock, $.0001 Par Value			September 13, 1996		16,317,878











PETCO Animal Supplies Inc.

Index

Part I	Financial Information								Page

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets at February 3, 1996 and August 3, 1996		   3

		Consolidated Statements of Operations for the thirteen and twenty-six weeks
		ended July 29, 1995 and August 3, 1996					   4

		Consolidated Statement of Stockholders' Equity for the twenty-six weeks
		ended August 3, 1996							   5

		Consolidated Statements of Cash Flows for the twenty-six weeks ended
		July 29, 1995 and August 3, 1996						   6

		Notes to Consolidated Financial Statements					   7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations							   8


Part II	Other Information

	Item 6.	Exhibits and Reports on Form 8-K						 11


Signatures										 12






















PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except shares)


 	                           February 3,1996		August 3,1996
ASSETS
Current assets:
Cash and cash equivalents	  $         	9,834		$  52,232
Receivables	                           4,545    		4,526
Inventories	                          45,363	    54,699
Other current assets                    	718	      	993
Total current assets	                 60,460		  112,450

Fixed assets, net	                    57,941    	71,610
Goodwill	                             31,767     38,095
Deferred tax assets	                  10,521     12,777
Other assets	                          1,426     	1,696
                                  	$	162,115	 $ 236,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	                   $ 25,592		$ 	22,035
Accrued expenses	                     12,520		14,610
Accrued salaries and employee benefits	5,186		5,061
Revolving credit facility	_		_
Current portion of capital
lease and other obligations	           2,748		3,941
Total current liabilities	            46,046		45,647

Capital lease and other obligations,
 excluding current portion	           11,522		12,619
Accrued store closing costs	           4,804		7,126
Deferred rent	                         3,463		2,010

Stockholders' equity:
Preferred stock, $.0001 par value,
2,000,000 shares authorized,
no shares issued and outstanding	         -       -
Common stock, $.0001 par value,
100,000,000 shares authorized,
13,381,673 and 16,317,066 shares
issued and outstanding, respectively	       1	    2
Additional paid-in capital	           131,407		210,485
Accumulated deficit	                 (35,128)		(41,261)
Total stockholders' equity	           96,280		169,226

Commitments and contingencies
                                  	$	162,115		$	236,628

See accompanying notes to consolidated financial statements



PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

                               	Thirteen weeks ended		Twenty-six weeks ended
                               	July 29,1995		August 3,1996		July 29,1995		August 3,1996

Net sales	                        $	63,301		$	103,571		$	122,512		$	197,272

Cost of sales and occupancy costs	 	47,797			  76,729			  93,151			 147,764

	Gross profit		                     15,504			  26,842			  29,361			  49,508

Selling, general, and
administrative expenses		           13,219   		22,509   		25,531  			42,787

Merger and nonrecurring charges	        --     14,945			     --   			14,945

	Operating income (loss)	           	2,285			(10,612)			   3,830			  (8,224)

Interest income (expense)	            	302			     258			       79			    (88)

	Earnings (loss) before income taxes		2,587			(10,354)		   	3,909 			(8,312)

Income taxes (benefits)	               	779	 		(3,304)	   		1,177			(2,395)

	Net earnings (loss)	               $	1,808		$	(7,050)		  $	2,732		$	(5,917)


Net earnings (loss) per
common and common equivalent share	  $	0.14	$	(0.43)		    $	0.24  $	(0.40)

Weighted average number of common
 and common equivalent shares
outstanding                     	13,125,074 16,224,355	11,443,860 14,874,304

See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)


                             	Common Stock


                           Shares		Amount		Additional        Accumulated    Total
                                          Paid-in Capital		    Deficit    Stockholders' Equity

Balances at
February 3, 1996	        13,381,673		$	1		$	131,407		       $	(35,128)		$	96,280

Sale of common stock	     2,892,758	  	1		   78,633	               --    	78,634

Exercise of options	          42,289		 -       	437                --    				437

Issuance of stock for services	  515		 -        	13		              --       		13

Retirement of stock	            (169)		-	       	(5)		             --       		(5)

Distributions to shareholders	    --   -         --              	(216)	     (216)

Net loss                          --   -         --              (5,917)	  (5,917)

Balances at August 3, 1996	16,317,066	$	2	 	$	210,485		        $	(41,261)		$	169,226


See accompanying notes to consolidated financial statements






PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                     	Twenty-six Weeks Ended

	                                     July 29, 1995		August 3,1996
Cash flows from operating activities:
Net earnings                               	$	2,732		$	(5,917)
Depreciation and amortization	                3,178	   	6,414
Deferred taxes	                                  --    (2,256)
Other	                                           10		     270
Changes in assets and liabilities:
Receivables	                                   (136)	     	19
Inventories	                                 (3,344) 		(9,336)
Other current assets	                          (320)	   	(275)
Accounts payable	                            (4,224)	 	(3,557)
Accrued expenses	                               (39)		  2,090
Accrued salaries and employee benefits	       (1,197)	  	(125)
Accrued store closing costs	                    (124)	 	2,322
Deferred rent	                                   228	 	(1,453)
Net cash used in operating activities	         (3,236		(11,804)

Cash flows from investing activities:
Additions to fixed assets	                    (13,936)	(16,003)
Net cash invested in acquisitions of businesses	(2,375)	(7,788)
Net cash used in investing activities	        (16,311) (23,791)

Cash flows from financing activities:
Repayment of capital lease and other obligations	(482)  		(870)
Proceeds from the issuance of common stock	    46,859	  79,079
Distributions to shareholders                      --     (216)
Net cash provided by financing activities	      46,377		77,993

Net increase in cash and cash equivalents	      26,830		42,398
Cash and cash equivalents at beginning of year  	6,956	 	9,834
Cash and cash equivalents at end of period   	$	33,786	$	52,232



See accompanying notes to financial statements





PETCO ANIMAL SUPPLIES, INC.

Notes to Consolidated Financial Statements

Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. ("the Company"), the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments , necessary to present the financial position, results of operations and cash flows as of and for the periods ended
 August 3, 1996. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended July 29, 1995 and August 3, 1996, are not necessarily indicative of the results to be expe cted for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 3, 1996 included in the Company's Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission on
April 27, 1996.

Note 2 - Acquisitions

In March 1996, the Company assumed lease obligations and purchased all tangible personal property and inventory used in connection with eight pet food and supply stores located in Maryland and Virginia and operated under the trade name P.T. Moran ("P.T. Moran").

In July 1996, the Company acquired all of the outstanding equity securities of a retailer with eight pet food and supply stores located in New York, New Jersey and Connecticut and operated under the trade name Pet Nosh ("Pet Nosh") for an aggregate consideration of 645,533 shares of common stock. The transaction was accounted for as a pooling of interests and, therefore, all prior period financial statements presented have been restated to reflect this acquisition.

Prior to the acquisition, Pet Nosh used a December 31 fiscal year end while the Company's fiscal year ends on the Saturday nearest January 31. The restated financial statements combine historical financial statements of the Company for the fiscal year ended February 3, 1996, with the historical financial statements of Pet Nosh for the fiscal year ended December 31, 1995. Accordingly, the second quarter ended August 3, 1996 consists of thirteen weeks of operating
results of the Company and four months of operating results of Pet Nosh.

Distributions to shareholders reflected in the accompanying Consolidated
 Statement of Stockholders' Equity are related to activities of acquired businesses.

As a result of the acquisition of P.T. Moran, Pet
Nosh and leases for four former Herman's Sporting Goods locations, the Company recorded merger and nonrecurring charges of $14.9 million during the thirteen weeks ended August 3, 1996. These charges included transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.

Note 3 - Net Earnings (Loss) Per Share

Net earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period.

For the thirteen and twenty-six weeks ended July 29, 1995 and August 3, 1996, common share equivalents were not included as their effects would not be materially dilutive.











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions, and has closed underperforming stores. At August 3, 1996, the Company operated 274 stores, including 206 superstores, in fifteen states and the District of Columbia. At July 29, 1995, the Company operated 231 stores, of which 139 were superstores.

As a result of the Company's plan to open approximately
40 to 50 superstores this year, including conversions of existing traditional stores into superstore formats, the Company anticipates certain costs to increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company expects continued downward pressure on its gross profit as a percentage of sales from higher occupancy costs in new stores and increased competitive pressures in certain markets. This trend should be offset, however, by increased sales from maturing stores and the benefit of expanded merchandise assortments in existing stores. Increased payroll, advertising and other store level expenses as a percentage of sales in new stores should also contribute to lower store operating margins. In addition, the Company charges preopening costs associated with each new superstore to earnings as incurred. Therefore, the Company expects that the opening of a large number of new superstores in a given quarter may adversely impact its quarterly results of operations for that quarter.

In March 1996, the Company acquired eight P.T. Moran stores and in July 1996 acquired eight Pet Nosh stores. The Company is in the process of integrating the merchandise mix, and operating and marketing philosophies into the Company format of superstores. Although the Company does not expect the results of the P.T. Moran and Pet Nosh stores to be dilutive on its fiscal 1996 operating results, there can be no assurances these stores can achieve their anticipated profitability.

The Company's business is also subject to some seasonal fluctuations. Historically, the Company has realized a higher portion of its net sales during the month of December and a lower portion of its net sales in other winter months and fall than during the other months of the year.

Results of Operations

Second Quarter 1996 Compared to Second Quarter 1995

Net sales increased 63.7% to $103.6 million for the thirteen weeks ended August 3, 1996, ("second quarter 1996") from $63.3 million for the thirteen weeks ended July 29, 1995, ("second quarter 1995"). The increase in net sales in second quarter 1996 resulted primarily from the addition of 80 superstores, including the conversion of 26 traditional stores into superstores, and partially offset by the closing of nine stores in the past year, and a comparable store net sales increase of 18.3%. The comparable store net sales increase was attributable to maturing superstores, more effective marketing efforts and expanded merchandise assortments in existing stores.
  The net increase in the Company's store base accounted for approximately $29.4 million, or 73.0% of the net sales increase, and $10.9 million, or 27.0% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit, defined as net sales less cost of
 sales including occupancy costs, increased $11.3 million or 72.9% to $26.8 million in second quarter 1996 from $15.5 million in second quarter 1995. Gross profit as a percentage of net sales increased to 25.9% in second quarter 1996 from 24.5% in second quarter 1995 primarily due to lower distribution expenses related to the more efficient operation of the Company's central distribution facility during the current period.



Selling, general and administrative expenses increased $9.3 million, or 70.5%, to $22.5 million in second quarter 1996 compared to $13.2 million in second quarter 1995. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses increased to 21.7% in second quarter 1996 from 20.9% in second quarter 1995 primarily due to increased amortization of goodwill.

Merger and nonrecurring charges of $14.9 million were recorded in second quarter 1996 following the acquisition of P.T. Moran, Pet Nosh and the former Herman's Sporting Goods locations.

Operating loss of $10.6 million was incurred in second quarter 1996, reflecting the $14.9 million in merger and nonrecurring charges, compared to operating income of $2.3 million in second quarter 1995. Operating income, excluding the merger and nonrecurring charges, on a comparable basis, increased 87.0% to $4.3 million in second quarter 1996 from $2.3 million in second quarter 1995 and increased as a percentage of net sales to 4.2% in second quarter 1996 from 3.6% in second quarter 1995.

Net interest income was $0.3 million in
both second quarter 1996 and second quarter 1995.

Income tax benefits were $3.3 million in second quarter 1996, primarily due to the merger and nonrecurring charges, compared to income taxes of $0.8 million in second quarter 1995.

Net loss of $7.0 million was incurred for second quarter 1996, reflecting the merger and nonrecurring charges and
related income tax benefits, compared to net earnings of $1.8
million for the prior year quarter.   Net earnings,
excluding merger and nonrecurring charges and related income tax benefits, on a comparable basis, increased 50.0% to $2.7 million, or $0.17 per share, for second quarter 1996 compared to net earnings of $1.8 million, or $0.14 per share, for second quarter 1995.

Twenty-six Weeks Ended August 3, 1996
Compared to Twenty-six Weeks Ended July 29, 1995

Net sales increased 61.1% to $197.3 million for the twenty-six weeks ended August 3, 1996 from $122.5 million for the twenty-six weeks ended July 29, 1995. The increase in net sales resulted primarily from the addition of 80 superstores, including the conversion of 26 traditional stores into superstores, and partially offset by the closing of nine stores in the past year, and a comparable store net sales increase of 18.3%.
The comparable store net sales increase was attributable to maturing superstores, more effective marketing efforts and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $53.6 million, or 71.7% of the net sales increase, and $21.2 million, or 28.3% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit increased $20.1 million or 68.4% to $49.5 million for the twenty-six weeks ended August 3, 1996 from $29.4 million for the same period last year.
Gross profit as a percentage of net sales increased to 25.1% for the twenty-six weeks ended August 3, 1996 from 24.0% for the twenty-six weeks ended July 29, 1995 primarily due to lower distribution expenses related to the more efficient operation of the Company's central distribution facility during the current period.

Selling, general and administrative expenses increased $17.3 million, or 67.8%, to $42.8 million for the twenty-six weeks ended August 3, 1996 compared to $25.5 million for the same period last year. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses increased to 21.7% for the twenty-six weeks ended August 3, 1996 from 20.8% for the twenty-six weeks ended July 29, 1995 primarily due to increased amortization of goodwill.

Merger and nonrecurring charges of $14.9 million were recorded in the twenty-six weeks ended August 3, 1996 following the acquisition of P.T. Moran, Pet Nosh, and the former Herman's Sporting Goods locations.



Operating loss of $8.2 million was incurred in the twenty-six weeks ended August 3, 1996, reflecting the $14.9 million in merger and nonrecurring charges, compared to operating income of $3.8 million in the prior year. Operating income, excluding the merger and nonrecurring charges, on a comparable basis, increased 76.3% to $6.7 million for the twenty-six weeks ended August 3, 1996 from $3.8 million for the twenty-six weeks ended July 29, 1995 and increased as a percentage of net sales to 3.4% for the twenty-six weeks ended August 3, 1996 from 3.1% for the same period last year.

Net interest expense was $0.1 million for the twenty-six weeks ended August 3, 1996 compared to net interest income of $0.1 million for the same period last year.

Income tax benefits were $2.4 million in the twenty-six weeks ended August 3, 1996, primarily due to the merger and nonrecurring charges recorded in second quarter 1996, compared to income taxes of $1.2 million in the prior year.

Net loss of $5.9 million was incurred for the
twenty-six weeks ended August 3, 1996, reflecting the merger and nonrecurring charges and related income tax benefits, compared to net earnings of $2.7 million for the same period of
the prior year.   Net earnings, excluding merger and
nonrecurring charges and related tax benefits, on a comparable basis, increased 40.7% to $3.8 million, or $0.26 per share, for the twenty-six weeks ended August 3, 1996 compared to net earnings of $2.7 million, or $0.24 per share, for the twenty-six weeks ended July 29, 1995.

Liquidity and Capital Resources

The Company has financed its operations and expansion
 program through internal cash flow, external borrowings and the sale of equity securities. At August 3, 1996, total assets were $236.6 million, of which $112.5 million were current assets. Net cash used in operating activities was $11.8 million for the twenty-six weeks ended August 3, 1996 and $3.2 million for the same period of the prior year. The Company's sales are substantially on a cash basis, therefore cash flow generated from operating stores provides a source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the twenty-six weeks ended August 3, 1996 the Company acquired two retailers of pet food and supplies and during the twenty-six weeks ended July 29, 1995 the Company acquired two retailers of pet food and supplies. Net cash of $7.8 million and $2.4 million, respectively, was invested in the acquisitions of these businesses. Cash used in investing activities was $23.8 million for the twenty-six weeks ended
August 3, 1996 and $16.3 million for the same period of the prior year.

The Company also finances some of its purchases of
 equipment and fixtures through capital leases and other obligations. Purchases of $3.1 million and $2.1 million of fixed assets were financed in this manner during the twenty-six weeks ended August 3, 1996 and July 29, 1995, respectively.
  The Company believes that additional sources of capital lease and other financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and the conversion of traditional stores into superstores.
  During the twenty-six weeks ended August 3, 1996 and July 29, 1995, net proceeds of $78.6 million and $46.9 million, respectively, were obtained from public offerings of common stock to provide funds for the Company's expansion program, the acquisition of related businesses and for working capital requirements.

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

The Company anticipates that available cash and cash equivalents as well as funds available under the revolving credit facility, funds generated by operations, currently available vendor financing, and capital lease and other financing will be sufficient to finance its continued operations and planned store openings for at the least the next twelve months.


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

Part II.  Other Information

Item 4. 	Submission of Matters to a Vote of Security Holders

	(a)	The  Company held its Annual Meeting of Stockholders on June 26, 1996.
	(b)	The matters voted upon at
     the meeting and the votes cast with respect thereto were as follows:

		1.	Election of directors.


Nominee for Director		Votes Cast For		Votes Cast Against		Votes Withheld		Abstentions		Broker Non-Votes
Andrew G. Galef		       11,205,794				                       228,182

		2.	Proposal to amend the Company's Amended and Restated Certificate of
Incorporation to
increase the Company's authorized common stock from 20,000,000 shares to 100,000,000 shares.

	Votes Cast For		Votes Cast Against		Votes Withheld	Abstentions		Broker Non-Votes
	   	7,721,851  		3,647,401				                      14,174

		3.	Proposal to amend the 1994 Stock Option and Restricted Stock plan for
Executive and Key
Employees of the Company (the "Company Plan") to increase the number of shares available for issuance under the
Company Plan.


		Votes Cast For		Votes Cast Against		Votes Withheld		Abstentions		Broker Non-Votes
		7,256,892	           	3,473,774			                 	15,639

Item 6.  Exhibits and Reports on Form 8-K


1.	Exhibits

	(a)	27.1 Financial Data Schedule (filed electronically only)

2.	Reports on Form 8-K

	(a)	The Company filed no reports on Form 8-K during the thirteen weeks ended
August 3, 1996.
Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								PETCO ANIMAL SUPPLIES, INC.


								By:  /s/ James M. Myers
								       James M. Myers
								       Senior Vice President Finance
								       and Chief Accounting Officer
								Date:  September 16, 1996