Form 10-Q
period 1996-11-02
PETCO ANIMAL SUPPLIES INC
filed 1996-12-12
CIK 888455

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

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

                         Title				     	          Date			Outstanding

Common Stock, $.0001 Par Value			December 10, 1996		16,555,221











PETCO Animal Supplies Inc.

Index

Part I  Financial Information							        Page

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets at February 3, 1996
         and November 2, 1996                                               3

        Consolidated Statements of Operations for the thirteen and
         thirty-nine weeks ended October 28, 1995 and November 2, 1996      4

        Consolidated Statement of Stockholders' Equity for
         the thirty-nine weeks ended November 2, 1996                       5

        Consolidated Statements of Cash Flows for the
         thirty-nine weeks ended October 28, 1995 and November 2, 1996      6

        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9


Part II Other Information

Item 6. Exhibits and Reports on Form 8-K						                             14


Signatures                                                                 15






















PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except shares)

                                             February 3,  November 2,
                                                1996          1996
ASSETS
Current assets:
  Cash and cash equivalents                   $ 10,637     $  42,927
  Receivables                                    4,560         6,741
  Inventories                                   45,756        63,288
  Other current assets                             718         2,290
    Total current assets                        61,671       115,246

Fixed assets, net                               58,060        84,369
Goodwill                                        31,767        37,418
Deferred tax assets                             10,521        12,777
Other assets                                     1,467         2,419
                                              $163,486      $252,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 25,774      $ 29,524
  Accrued expenses                              12,581        16,780
  Accrued salaries and employee benefits         5,194         6,332
  Revolving credit facility                         --            --
  Current portion of capital lease and
    other obligations                            2,758         4,006
    Total current liabilities                   46,307        56,642

Capital lease and other obligations,
   excluding current portion                    11,524        14,152
Accrued store closing costs                      4,804         7,496
Deferred rent                                    3,462         2,624

Stockholders' equity:
  Preferred stock, $.0001 par value,
   2,000,000 shares authorized, no shares
   issued and outstanding                           --            --
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 13,612,826 and
   16,550,406 shares issued and outstanding,
   respectively                                      1             2
  Additional paid-in capital                   131,714       210,817
  Accumulated deficit                          (34,326)      (39,504)
    Total stockholders' equity                  97,389       171,315

Commitments and contingencies
                                              $163,486      $252,229

See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

                               Thirteen weeks ended   Thirty-nine weeks ended
                              October 28, November 2, October 28, November 2,
                                 1995        1996        1995        1996

Net sales                     $   71,080  $  107,908  $  195,523  $  307,692

Cost of sales and
 occupancy costs                  58,016      79,320     152,473     228,786

    Gross profit                  13,064      28,588      43,050      78,906

Selling, general, and
 administrative expenses          24,229      23,366      50,128      66,629

Merger and nonrecurring
 charges                              --       2,949          --      17,894

	    Operating income (loss)      (11,165)      2,273      (7,078)     (5,617)

Interest income, net                 233         280         311         163

    Earnings (loss) before
     income taxes                (10,932)      2,553      (6,767)     (5,454)

Income taxes (benefits)          (13,287)      1,226     (12,110)     (1,045)

	    Net earnings (loss)       $    2,355  $    1,327  $    5,343  $   (4,409)

Net earnings (loss) per common
 and common equivalent share  $     0.17  $     0.08  $     0.43  $    (0.28)

Weighted average number of
 common and common equivalent
 shares outstanding           13,612,051  16,549,500	12,320,692  15,586,805

See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

                              Common Stock
                                          Additional                Total
                                           Paid-in   Accumulated Stockholders'
                       Shares     Amount   Capital     Deficit      Equity

Balances at
 February 3, 1996    13,612,826  $      1  $131,714   $ (34,326)   $ 97,389

Sale of common stock  2,892,758         1    78,633          --      78,634

Exercise of options      44,304        --       458          --         458

Issuance of stock
 for services               687        --        17          --          17

Retirement of stock        (169)       --        (5)         --          (5)

Distributions to
 shareholders                --        --        --        (769)       (769)

Net loss                     --        --        --      (4,409)     (4,409)

Balances at
 November 2, 1996    16,550,406  $      2  $210,817   $ (39,504)   $171,315


See accompanying notes to consolidated financial statements






PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                     Thirty-nine weeks ended
                                                    October 28,   November 2,
                                                       1995          1996

Cash flows from operating activities:
Net earnings                                         $  5,343      $ (4,409)
Depreciation and amortization                           5,335         9,977
Deferred taxes                                        (12,945)       (2,256)
Changes in assets and liabilities:
  Receivables                                            (596)       (2,181)
  Inventories                                          (7,183)      (17,532)
  Other current assets                                    352        (1,572)
  Other assets                                            840          (952)
  Accounts payable                                      2,142         3,750
  Accrued expenses                                      1,860         4,199
  Accrued salaries and employee benefits                   (9)        1,138
  Accrued store closing costs                           3,634         2,692
  Deferred rent                                           650          (838)
    Net cash used in operating activities                (577)       (7,984)

Cash flows from investing activities:
  Additions to fixed assets                           (21,644)      (28,795)
  Net cash invested in acquisitions of businesses	      (4,115)       (7,598)
    Net cash used in investing activities             (25,759)      (36,393)

Cash flows from financing activities:
  Repayment of capital lease and other obligations       (387)       (1,668)
  Proceeds from the issuance of common stock           47,214        79,104
  Distributions to shareholders                          (193)         (769)
    Net cash provided by financing activities          46,634        76,667

Net increase in cash and cash equivalents              20,298        32,290
Cash and cash equivalents at beginning of year          7,339        10,637
Cash and cash equivalents at end of period           $ 27,637      $ 42,927



See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

Notes to Consolidated Financial Statements

Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. (the "Company"), the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of and for the periods ended October 28, 1995, and November 2, 1996. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and thirty-nine weeks ended October 28, 1995 and November 2, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended
February 3, 1996 included in the Company's Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission (the "Commission") on April 27, 1996 and subsequently restated to reflect the merger with Pet Nosh which was accounted for as a pooling of interests, in the Company's Registration Statement on Form S-4 (Registration No. 333-14699) filed with the Commission on October 23, 1996, as amended by Amendment No. 1 filed with the Commission on November 20, 1996.

Note 2 - Acquisitions

In March 1996, the Company assumed lease obligations and purchased all tangible personal property and inventory used in connection with eight pet food and supply stores located in Maryland and Virginia and operated under the trade name P.T. Moran ("P.T. Moran").

In July 1996, the Company acquired all of the outstanding equity securities of a retailer with eight pet food and supply stores located in New York, New Jersey and Connecticut and operated under the trade name Pet Nosh ("Pet Nosh") for an aggregate consideration of 645,553 shares of common stock. The transaction was accounted for as a pooling of interests.

In October 1996, the Company acquired all of the outstanding equity securities of
a retailer with four pet food and supply stores located in Colorado operated under the trade name PETS USA ("PETS USA") for an aggregate consideration of 231,153 shares of common stock. The transaction was accounted for as a pooling of interests.

All prior period financial statements presented have been restated to reflect the
acquisitions accounted for as a pooling of interests. Prior to the acquisitions,
Pet Nosh and PETS USA each used a December 31 fiscal year end while the Company's fiscal year ends on the Saturday nearest January 31. The restated financial statements combine historical financial statements of the Company for the fiscal year ended February 3, 1996, with the historical financial statements of Pet Nosh and PETS USA for the fiscal year ended December 31, 1995. Accordingly, the second quarter ended August 3, 1996 consisted of thirteen weeks of operating results of the Company and four months of operating results of Pet Nosh, and, the
third quarter ended November 2, 1996 consisted of thirteen weeks of operating results of the Company and four months of operating results of PETS USA.



Distributions to shareholders reflected in the accompanying Consolidated Statement of Stockholders' Equity are related to activities of acquired businesses.

As a result of the acquisition of P.T. Moran, Pet Nosh and leases for four former
Herman's Sporting Goods locations, the Company recorded merger and nonrecurring charges of $14.9 million during the thirteen weeks ended August 3, 1996 and, as a
result of the acquisition of PETS USA, merger and nonrecurring charges of $2.9 million were recorded during the thirteen weeks ended November 2, 1996. These charges include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.

The Company entered into an Agreement and Plan of Merger ("Merger Agreement") dated October 3, 1996 with Pet Food Warehouse, Inc. ("Pet Food Warehouse"). The Boards of Directors of the Company and Pet Food Warehouse have approved the Merger Agreement. Under the terms of the Merger Agreement, each outstanding share of Pet Food Warehouse common stock will be converted into the right to receive a fraction of a share of the Company's common stock according to an exchange ratio defined in the Merger Agreement. The transaction is intended to qualify as a tax free reorganization and pooling of interests for accounting purposes. The transaction is subject to approval by the Pet Food Warehouse shareholders and is anticipated to close on or about December 31, 1996.

Note 3 - Net Earnings (Loss) Per Share

Net earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period.

For the thirteen and thirty-nine weeks ended October 28, 1995 and November 2, 1996, common equivalent shares were not included as their effects would not be materially dilutive.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions, and has closed underperforming stores. At November 2, 1996, the Company operated 287 stores, including 222 superstores, in sixteen states and the District of Columbia. At October 28, 1995, the Company operated 239 stores, of which 156 were superstores.

As a result of the Company's plan to open approximately 90 to 100 superstores this year, including acquisitions and conversions of existing traditional stores into superstore formats, the Company anticipates certain costs to increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company expects continued downward pressure on its gross profit as a percentage of sales from higher occupancy costs in new stores and increased competitive pressures in certain markets. This trend should be offset, however, by increased sales from maturing stores and the benefit of expanded merchandise assortments in existing stores. Increased payroll, advertising and other store level expenses as a percentage of sales in new stores should also contribute to lower store operating margins. In addition, the Company charges preopening costs associated with each new superstore to earnings as incurred. Therefore, the Company expects that the opening of a large number of new superstores in a given quarter may adversely impact its quarterly results of operations for that quarter.

The Company acquired eight P.T. Moran stores in March 1996, eight Pet Nosh stores in July 1996, and four PETS USA stores in October 1996. The Company is in the process of integrating the merchandise mix, and operating and marketing philosophies into the Company format of superstores. Although the Company does not expect the results of the P.T. Moran, Pet Nosh, and PETS USA stores to be dilutive on its fiscal 1996 operating results, there can be no assurances these stores can achieve their anticipated profitability.

The Company's business is also subject to some seasonal fluctuations. Historically, the Company has realized a higher portion of its net sales during the fourth quarter and a lower portion of its net sales in the third quarter.



Results of Operations

Third Quarter 1996 Compared to Third Quarter 1995

Net sales increased 51.8% to $107.9 million for the thirteen weeks ended
 November
2, 1996, ("third quarter 1996") from $71.1 million for the thirteen weeks ended October 28, 1995, ("third quarter 1995"). The increase in net sales in third quarter 1996 resulted primarily from the addition of 72 superstores, including the conversion of 20 traditional stores into superstores, and partially offset by the closing of nine stores in the past year, and a comparable store net sales increase of 17.0%. The comparable store net sales increase was attributable to maturing superstores, more effective marketing efforts and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $26.2 million, or 71.2% of the net sales increase, and $10.6 million, or 28.8% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit, defined as net sales less cost of sales including occupancy costs, more than doubled to $28.6 million in third quarter 1996 from $13.1 million in third quarter 1995. Cost of sales and occupancy costs in the third quarter 1995 included charges of $4.3 million arising from the writedown of fixed assets and related costs with respect to the Company's central distribution facility. Excluding these charges, gross profit increased $11.2 million, or 64.4%, in third
quarter 1996. As a percentage of sales, gross profit, on a comparable basis, increased to 26.5% in third quarter 1996 from 24.5% in third quarter 1995. This increase reflects a better sales mix, increased occupancy leverage and lower distribution expenses related to more efficient operation of the Company's central distribution facility during the current period.

Selling, general and administrative expenses decreased $0.8 million to $23.4 million in third quarter 1996 from $24.2 million in the same period last year. Selling, general and administrative expenses in the third quarter 1995 included charges of $9.2 million related to acquisition activities. Excluding these charges, selling, general and administrative expenses increased $8.4 million, or 56.0%, in third quarter 1996. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, on a comparable basis, these expenses increased to 21.7% in third quarter 1996 from 21.1% in third quarter 1995 primarily due to increased amortization expense from goodwill.

Merger and nonrecurring charges of $2.9 million were recorded in third quarter 1996 following the acquisition of PETS USA.

Operating income in third quarter 1996 was $2.3 million compared to an operating loss of $11.2 million in third quarter 1995 which included $13.5 million in charges related to acquisition and warehousing activities. Operating income, excluding these charges and merger and nonrecurring charges, on a comparable basis, more than doubled to $5.2 million in third quarter 1996 from $2.3 million in third quarter 1995 and increased as a percentage of net sales to 4.8% in third quarter 1996 from 3.2% in third quarter 1995.

Net interest income was $0.3 million in third quarter 1996 and $0.2 million in third quarter 1995.



Income taxes were $1.2 million in third quarter 1996, compared to income tax benefits of $13.3 million in third quarter 1995. Income tax benefits in the prior year primarily related to recognition of deferred tax assets and the benefit of the loss before income taxes for the third quarter 1995.

Net earnings were $1.3 million for the third quarter 1996 compared with $2.4 million for the same period last year. Net earnings, excluding merger and nonrecurring adjustments and related tax benefits, on a comparable basis, more than doubled to $3.3 million, or $0.20 per share, for the third quarter 1996 compared to $1.6 million, or $0.12 per share, for the third quarter 1995.

Thirty-nine Weeks Ended November 2, 1996 Compared to Thirty-nine Weeks Ended October 28, 1995

Net sales increased 57.4% to $307.7 million for the thirty-nine weeks ended November 2, 1996 from $195.5 million for the thirty-nine weeks ended October 28, 1995. The increase in net sales resulted primarily from the addition of 72 superstores, including the conversion of 20 traditional stores into superstores, and partially offset by the closing of nine stores in the past year, and a comparable store net sales increase of 17.8%. The comparable store net sales increase was attributable to maturing superstores, more effective marketing efforts and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $81.7 million, or 72.8% of the net sales increase, and $30.5 million, or 27.2% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit increased $35.8 million, or 83.1%, to $78.9 million for the thirty-nine weeks ended November 2, 1996 from $43.1 million for the same period last year. Excluding charges of $4.3 million arising from the writedown of fixed assets and related costs with respect to the Company's central distribution facility in the third quarter 1995, gross profit, on a comparable basis, increased $31.5 million, or 66.5%, for the thirty-nine weeks ended November 2, 1996 from the same period in 1995. As a percentage of net sales, gross profit, on a comparable basis, increased to 25.6% for the thirty-nine weeks ended November 2, 1996 from 24.2% for the same period last year. This increase reflects a better sales mix, increased occupancy leverage and lower distribution expenses related to the more efficient operation of the Company's central distribution facility during the current period.

Selling, general and administrative expenses increased $16.5 million, or 32.9%, to $66.6 million for the thirty-nine weeks ended November 2, 1996 compared to $50.1 million for the same period last year. Selling, general and administrative expenses for the thirty-nine weeks ended October 28, 1995 included charges of $9.2 million related to acquisition activities. Excluding these charges, selling, general and administrative expenses increased $25.7 million, or 62.8%, for the thirty-nine weeks ended November 2, 1996. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, on a comparable basis, these expenses increased to 21.6%
for the thirty-nine weeks ended November 2, 1996 from 20.9% for the same period last year primarily due to increased amortization expense from goodwill.

Merger and nonrecurring charges of $17.9 million were recorded in the thirty-nine weeks ended November 2, 1996 following the acquisition of P.T. Moran, Pet Nosh, PETS USA and the four former Herman's Sporting Goods locations.


Operating loss of $5.6 million was incurred in the thirty-nine weeks ended November 2, 1996, reflecting $17.9 million in merger and nonrecurring charges, compared to operating loss of $7.1 million in the prior year, reflecting $13.5 million in warehousing and acquisition charges. Operating income, excluding the merger and nonrecurring charges, on a comparable basis, increased to $12.3 million for the thirty-nine weeks ended November 2, 1996 from $6.4 million for the same period last year. Operating income as a percentage of net sales, on a comparable basis, increased to 4.0% for the thirty-nine weeks ended November 2, 1996 from 3.3% for the same period last year.

Net interest income was $0.2 million for the thirty-nine weeks ended November 2, 1996 compared to net interest income of $0.3 million for the same period last year.

Income tax benefits were $1.0 million in the thirty-nine weeks ended November 2, 1996 compared to income tax benefits of $12.1 million in the prior year. Income tax benefits in the prior year primarily related to the recognition of deferred tax assets and the benefit of the loss before incomes taxes for the third quarter
1995.

Net loss of $4.4 million was incurred for the thirty-nine weeks ended
November 2,
1996, reflecting the merger and nonrecurring adjustments and related income tax benefits, compared to net earnings of $5.3 million for the same period of the
prior year.   Net earnings, excluding merger and nonrecurring adjustments and related tax benefits, on a comparable basis, increased 73.8% to $7.3 million, or $0.47 per share, for the thirty-nine weeks ended November 2, 1996 compared to net earnings of $4.2 million, or $0.34 per share, for the thirty-nine weeks ended October 28, 1995.

Liquidity and Capital Resources

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities.
At November 2,
1996, total assets were $252.2 million, of which $115.2 million were current assets. Net cash used in operating activities was $8.0 million for the thirty-nine weeks ended November 2, 1996 and $0.6 million for the same period of the prior year. The Company's sales are substantially on a cash basis, therefore cash flow generated from operating stores provides a source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the thirty-nine weeks ended November 2, 1996 the Company acquired three retailers of pet food and supplies and during the thirty-nine weeks ended October 28, 1995 the Company acquired four retailers of pet food and supplies. Net cash of $7.6 million and $4.1 million, respectively, was invested in the acquisitions of these businesses.
Cash used in investing activities was $36.4 million for the thirty-nine weeks ended November 2, 1996 and $25.8 million for the same period of the prior year.



The Company also finances some of its purchases of equipment and fixtures through capital leases and other obligations. Purchases of $5.5 million and $3.0 million of fixed assets were financed in this manner during the thirty-nine weeks ended November 2, 1996 and October 28, 1995, respectively. The Company believes that additional sources of capital lease and other financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening
 or
acquisition of superstores and the conversion of traditional stores into superstores. During the thirty-nine weeks ended November 2, 1996 and October 28,
1995, net proceeds of $78.6 million and $46.9 million, respectively, were obtained from public offerings of common stock to provide funds for the Company's expansion program, the acquisition of related businesses and for working capital requirements.

The Company has a revolving credit facility with a commitment of up to $25.0 million which expires June 2, 1997. Borrowings under this facility are unsecured and bear interest, at the Company's option, at either the bank's reference rate or LIBOR plus 1.0%. The revolving credit facility contains certain affirmative and negative covenants related to working capital, net worth, leverage, profitability, capital expenditures and payment of cash dividends.

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

	(a)	The Company filed no reports on Form 8-K during the thirteen weeks ended November 2, 1996.



Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							PETCO ANIMAL SUPPLIES, INC.


							By:  /s/ James M. Myers
							      James M. Myers
							      Senior Vice President Finance
							       and Chief Accounting Officer

								Date:  December 12, 1996