Form 10-Q/A
period 1996-11-02
PETCO ANIMAL SUPPLIES INC
filed 1997-02-04
CIK 888455

FORM 10-Q/A
Amendment No. 1

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

Note 2 - Acquisitions

In March 1996, the Company assumed lease obligations and purchased all tangible personal property and inventory used in connection with eight pet food and supply stores located in Maryland and Virginia and operated under the trade name P.T. Moran ("P.T. Moran"). The transaction was accounted for as a purchase with the fair market value of assets acquired of $7.6 million and the excess of the cost over the fair market value of net assets recorded as goodwill and amortized over fifteen years. The consolidated financial statements include the operating results from the closing date.

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



All prior period financial statements presented have been restated to reflect the acquisitions accounted for as a pooling of interests. A reconciliation of the results of the previously separate companies prior to the business combinations accounted for as pooling of interests and amounts previously reported follows
 (in
thousands):

                                                      Acquired
                                            PETCO     Companies     Combined

Thirteen weeks ended October 28, 1995
   Net sales                               $ 64,366    $  6,714    $ 71,080
   Net earnings (loss)                        2,277          78       2,355

Thirteen weeks ended November 2, 1996
   Net sales                                105,624       2,284     107,908
   Net earnings (loss)                        1,240          87       1,327

Thirty-nine weeks ended October 28, 1995
   Net sales                                176,454      19,069     195,523
   Net earnings (loss)                        4,972         371       5,343

Thirty-nine weeks ended November 2, 1996
   Net sales                                285,729      21,963     307,692
   Net earnings (loss)                       (4,438)         29      (4,409)


Prior to the acquisitions, Pet Nosh and PETS USA each used a December 31 fiscal year end while the Company's fiscal year ends on the Saturday nearest
January 31.
The restated financial statements combine historical financial statements of the
Company for the fiscal year ended February 3, 1996, with the historical financial statements of Pet Nosh and PETS USA for the fiscal year ended December 31, 1995.
Accordingly, the second quarter ended August 3, 1996 consisted of thirteen weeks of operating results of the Company and four months of operating results of Pet Nosh, and, the third quarter ended November 2, 1996 consisted of thirteen weeks of operating results of the Company and four months of operating results of PETS
USA. The effects of the changes in reporting periods for the acquired companies accounted for as poolings of interest are included in the preceding table and are not material to the consolidated financial statements.

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

The Company has a revolving credit facility with a commitment of up to $25.0 million which expires June 2, 1997. Borrowings under this facility are unsecured and bear interest, at the Company's option, at either the bank's reference rate or LIBOR plus 1.0%. At November 2, 1996 the Company had no outstanding borrowings under this facility. The revolving credit facility contains certain affirmative and negative covenants related to working capital, net worth, leverage, profitability, capital expenditures and payment of cash dividends.

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

								Date:  February 4, 1997