Form 10-K
period 1997-02-03
PETCO ANIMAL SUPPLIES INC
filed 1997-04-30
CIK 888455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


 		For the Fiscal Year Ended			Commission File Number:
		    February 1, 1997			            0-23574


PETCO ANIMAL SUPPLIES, INC.
(Exact Name of Registrant As Specified In Its Charter)


		              Delaware               		               33-0479906
		    (Sate or Other Jurisdiction			(I.R.S. Employer Identification No.)
                                    Of Incorporation or Organization)

9125 Rehco Road
San Diego, California 92121
 (Address, Including Zip Code, of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:
(619) 453-7845

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)

	Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
 has been subject to such filing
requirements for the past 90 days.

YES    X   	NO

	Indicate by check mark if disclosure of delinquent filers in response to Item
405 of Regulation S-
K is not contained herein, and will not be contained, to the best of the
Registrant's knowledge, in definitive
proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment
to this Form 10-K:

	As of April 21, 1997, there were outstanding 18,618,988 shares of the Registrant's Common
Stock, $.0001 par value.  As of that date, the aggregate market value of the voting stock held by non-
affiliates of the Registrant was approximately $406,031,428.

	Documents Incorporated By Reference:  The information called for by Part III is incorporated by
reference from the Proxy Statement relating to the 1997 Annual Meeting of
Stockholders of the Registrant


PART I

ITEM 1.  BUSINESS

	PETCO Animal Supplies, Inc. ("PETCO" or the "Company") is a leading specialty retailer of premium pet food and supplies. As of February 1, 1997, the Company operated 336 stores, including 278 superstores, in 21 states and the District of Columbia. PETCO's strategy is to become the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations. The Company believes that this strategy provides PETCO with a competitive advantage by combining the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenience and service of a neighborhood pet supply store.

	PETCO currently utilizes both superstore and traditional store formats. The Company's expansion strategy is to open and acquire superstores, including relocations, expansions or remodels of existing traditional stores into superstores (collectively referred to herein as "conversions"), and to close underperforming stores. In fiscal 1996, the Company opened or acquired 82 superstores, including 24 conversions, closed eight stores and merged with companies with 30 superstores. Unless otherwise indicated, all references in this Annual Report to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1996 refer to the fiscal year beginning on February 4, 1996 and ending on February 1, 1997.

The Pet Food, Supply and Services Industry

	General. In 1995, retail sales in the United States of pet food, supplies and small animals (excluding dogs and cats) were estimated at $13 billion. Pet food accounted for the majority of this market with an estimated $9.3 billion in sales, while pet supply and small animal sales were estimated at $3.7 billion. In addition, sales of pet services, which include veterinary services, obedience training and grooming services, were estimated at $4 billion in 1995. In 1995, an estimated 58 million households in the United States, or over half of all U.S. households, owned at least one pet and over half of pet-owning households owned more than one pet. The Company believes that these numbers reflect important demographic changes occurring in the United States which have been favorable to the pet food and supply industry, such as an increase in families with young children and an increase in the number of "empty-nest" households with additional disposable income to spend on pets.

	Pet Food. Historically, the pet food industry has been dominated by national supermarket brands such as Alpo, Kal Kan and Purina, which are primarily sold through grocery stores, convenience stores and mass merchants. These brands are generally considered less nutritious than premium brands and sell at lower prices. Until the early 1980s, such brands had little retail competition from specialty pet food manufacturers. However, over the past five years, sales of national supermarket brands have represented a decreasing percentage of the total annual pet food sales as premium food such as Iams, Nature's Recipe, Nutro and Science Diet, which are not available through supermarkets or mass merchants due to manufacturers' restrictions, has increased in popularity. Sales of premium pet food are estimated to have increased at a compound annual growth rate of approximately 18% in recent years and now account for an estimated 25% of the total pet food market. The Company believes that premium pet food sales have increased due to the changing demographics discussed above, the increasing concern for animal welfare and nutrition, recommendations by veterinarians and breeders and the increasing availability and variety of premium pet food products. As one of the leading specialty premium pet food retailers in the country, PETCO believes that it is in an excellent position to capitalize on these trends.

	Pet Supplies. The Company believes that the growing preference for premium pet food has also affected the pet supply industry. As consumers focus on pet health and nutrition, they tend to purchase more and higher quality pet supplies, particularly vitamins and veterinary products. Pet supplies are often an impulse purchase made during a customer's regular visit to purchase pet food, cat litter or flea control products. The Company believes that demand for pet supplies is less price sensitive than the demand for pet food. Consequently, pet supply products are less frequently discounted, resulting in higher gross margins. For these reasons, the pet supply industry has attracted strong interest from supermarkets, although due to space constraints, supermarkets tend to carry a limited assortment of basic items such as cat litter, collars, dog chews, leashes, flea collars and toys. Pet supply stores such as PETCO, on the other hand, carry a wider variety of these basic items and a wide assortment of other supplies, which also includes grooming products, pet carriers, cat furniture, dog houses, vitamins, treats and veterinary products. The Company believes that sales of supplies at specialty stores should continue to increase due to the wide variety of products and the high level of customer service available at such stores and the growing preference for premium pet food.

	Small Animals. The market for small animals (other than dogs and cats) includes sales of fish, birds, reptiles, rabbits, hamsters, mice and other small pets. Because of the overpopulation of dogs and cats and the inhumane practices of some breeders, the Company has elected to limit its selection of animals to birds, fish, reptiles and other small animals.
PETCO does, however, participate in pet adoption programs for dogs and cats, which are administered through local animal welfare programs. The Company purchases small animals only through domestic breeders.

	Pet Services. The market for pet services includes veterinary services, obedience training and grooming services. The Company offers only limited veterinary services such as routine vaccinations because it believes that a broader offering of such services would cause it to lose significant referral business from veterinarians in the community. The Company does offer obedience training in most of its stores and offers grooming in many of its stores. Although such services do not generate a significant portion of the Company's revenues, the Company believes that offering selected pet services does create increased customer traffic in the Company's stores.

Business Strategy

	PETCO's strategy is to become the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations. The key components of PETCO's strategy are:

	Superstore Expansion. The Company believes that opportunities for additional superstores exist in both new and existing markets. The Company intends to continue to increase the number of superstores it operates by opening and acquiring superstores in new and existing markets and converting traditional stores into superstores.

	Acquisitions. A significant part of the Company's expansion strategy is to capitalize on the consolidation of the fragmented pet food and supply industry. The Company believes that there are acquisition opportunities which would allow the Company to attract new customers in existing markets, enter new markets and leverage operating costs. Generally, the Company seeks to acquire established and well-located stores or chains of stores which are similar in size and format to the Company's existing superstores. Consistent with this strategy, the Company has completed 12 acquisitions, representing 100 stores located in 16 states, since the Company's initial public offering in March 1994.

	Complete Merchandise Assortment. PETCO's prototype 15,000 square foot superstores carry a complete merchandise assortment of more than 10,000 active SKUs of high quality pet-related products. This is equivalent to the number of SKUs carried by a typical pet supply warehouse store and far exceeds the approximately 2,000 such items in a typical independent store, 500 such items in a typical mass merchant, 400 such items in a typical supermarket and 20 such items in a typical warehouse club. PETCO's products include premium pet food, fish, birds, reptiles and other small animals and related food and supplies, collars and leashes, grooming products, toys, pet carriers, cat furniture, dog houses, vitamins, treats and veterinary supplies. PETCO's traditional stores, which average 3,500 square feet, also carry a wide variety of premium pet food and supplies (approximately 5,000 active SKUs).

	Competitive Prices. PETCO's pricing strategy is to offer everyday low prices on all food items which are important in attracting and retaining customers. The Company believes that offering competitive prices on food items increases customer traffic and generates sales of high-margin supplies.

	Superior Customer Service. Providing knowledgeable and friendly customer service is a key aspect of PETCO's business strategy, which the Company believes gives it a competitive advantage over lower-service pet supply warehouse stores. Most PETCO store managers and sales associates are better able to assist customers with their needs because they are pet owners and enthusiasts. PETCO emphasizes the training and development of its personnel, and the Company believes that this enables it to attract and retain highly motivated, well-qualified store managers and sales associates committed to providing superior levels of customer service.

	Convenient Store Locations. PETCO's stores are located in high-traffic retail areas with ample parking, often in community shopping centers anchored by a large supermarket. The Company selects sites which are characterized by weekly or more frequent shopping patterns. All stores offer extended shopping hours and are open seven days a week. Furthermore, the Company's superstore format offers the Company more flexibility in site selection than is available to the larger pet supply warehouse stores.

	Enjoyable Shopping Experience. PETCO's stores are attractively designed to create a fun and exciting shopping environment for customers and their pets. The Company's superstores are brightly illuminated with colorful fixtures and graphics and feature prominent and attractive signage.
Superstores feature an assortment of fish, aquarium systems, reptiles, birds and small animals. Birds and other animals are available for demonstration by PETCO employees and for handling by customers. Many of the Company's superstores also contain a glassed-in grooming area that allows customers to observe the grooming process while they shop. The
Company believes its superstore format allows it to create a more customer-friendly environment than pet supply warehouse stores because of its size, layout and design.

	Innovative Community Programs. PETCO has several long-standing neighborhood marketing programs in effect designed to introduce consumers to its stores and maintain long-term customer and community relationships. Due to the large numbers of dogs and cats available at local animal shelters, PETCO's long-standing corporate policy has been to encourage its customers to adopt these pets from animal shelters. On designated days, in cooperation with animal welfare organizations, the Company offers pet adoption services at its stores. The Company's other community programs include in-store vaccination clinics, programs with local pet-related charities, a product sample program to introduce consumers and their pets to premium food and supplies and a preferred customer program. In addition, the Company maintains referral programs and other relationships with local breeders and veterinarians.

Merchandising

	Complete Merchandise Assortment. Management believes that PETCO stores offer the pet owner one of the most complete and exciting assortments of pet products and services available in the marketplace. PETCO's products and services generally fall into five main categories.

	Pet Food. PETCO offers a complete assortment of leading name brand premium food for dogs and cats, such as Iams, Nature's Recipe, Nutro and Science Diet as well as selected mass brand foods. Due to manufacturers' restrictions, premium brands are not currently sold through supermarkets, warehouse clubs, or mass merchants, but are sold exclusively through specialty pet stores and veterinarians. The Company also offers a PetGold(R) private label brand of premium dog and cat food. In addition to food for dogs and cats, the Company features a variety of treats and rawhide chew items. The Company also sells an extensive variety of food for fish, birds, reptiles and small animals.

	Pet Supplies. PETCO's broad assortment of supplies for dogs and cats includes many private label items and offers collars and leashes, grooming products, toys, pet carriers, cat furniture, dog houses, vitamins, treats and veterinary supplies. The Company also offers broad lines of supplies for other pets, including aquariums, filters, bird cages and supplies for small animals.

	Small Animals. PETCO superstores feature specialty departments which stock a large assortment of fish, domestically bred birds, reptiles and other small pets. The stores' animal selection typically includes cockatiels, parakeets and finches in the bird category; iguanas, turtles and snakes in the reptile category; and hamsters, rats and mice in the small animal category. Birds and other animals are available for demonstration by PETCO employees and handling by customers. The Company believes that its small animal displays add excitement to shopping at PETCO and generate increased sales of high-margin small animals and related food and supplies.

	Grooming and Other Services. Professional grooming is available at many of the Company's superstores. Grooming services are performed in glass-walled stations in the stores to provide an eye-catching display and to increase customer awareness and confidence in the service. In addition, the Company offers vaccinations and obedience training.

	Novelty Items. PETCO carries a variety of novelty items, including apparel for pets, calendars, as well as other pet-related merchandise.
In addition, the Company features a variety of seasonal and holiday pet items.

	Competitive Prices. PETCO's pricing strategy is to offer everyday low prices on all food items which are important in attracting and retaining customers. The Company believes that offering competitive prices on key food items increases customer traffic and generates sales of higher-margin pet supplies. PETCO's large buying volume and sophisticated distribution network allows it to compete effectively on price. The Company modifies its pricing policies by regional or local markets and is able to institute overnight price changes, as necessary, to meet market competition. PETCO's price guarantee program offers to match all competitors advertised prices.

	Marketing and Advertising. PETCO's advertising program utilizes a multimedia approach to attract new customers and reemphasize values to existing customers. Television, radio, direct mail circulars and newspaper advertisements communicate promotional activities and major events. Database marketing provides strategic information for targeting existing customers' specific purchasing needs and for supporting customer loyalty programs. Local store marketing efforts communicate unique events to the community for individual stores. In addition to Company-paid advertising, PETCO receives cooperative advertising support from its major vendors. The Company's advertising targets middle- to upper-middle-income households with pets.

	Pet Adoption Program. Due to the overpopulation of cats and dogs, PETCO's long-standing corporate policy has been to aggressively encourage its customers to adopt their next pet. In partnership with local animal welfare organizations, such as county shelters and local humane societies, PETCO holds adopt-a-pet events in its stores in an effort to find loving homes for homeless pets. Every year these highly successful efforts find new homes for tens of thousands of pets and prevent them from being destroyed. Adopt-a-pet events generate goodwill for PETCO in local communities and create customer loyalty from the new pet owners.

	Promotional Activities. PETCO has implemented several community service programs designed to familiarize customers with the Company and to maintain long-term customer relationships. The Company offers monthly low-cost vaccination services designed for customers who currently do not utilize a veterinarian. PETCO stores also participate in a number of local programs with pet-related organizations and sponsor events such as dog washes, pet walks, pet look-alike contests and holiday pet photo sessions. Proceeds from these events go to specified animal welfare organizations. The
Company uses a product sampling program in which each store offers a selection of premium food and supply samples to customers. This program introduces premium pet food to customers who purchase supermarket brand pet food and targets first-time customers during special promotional events.

Store Development

	The Company utilizes both superstore and traditional store formats. The Company plans only to open superstores in the future and expects that these will be the Company's current prototype superstores which average approximately 15,000 square feet. All of the Company's superstores offer fish, aquarium systems, reptiles and other small animals, and many of the superstores offer birds and grooming services. Overall, the Company's superstores average approximately 13,000 square feet in size. The
Company's traditional stores average approximately 3,500 square feet in size and generally do not sell fish, birds, reptiles or small animals.

	The Company's experience indicates that its superstore format achieves increased customer traffic, sales volume and profitability compared to its traditional stores. As a result, the Company intends to continue to increase the number of superstores it operates by opening and acquiring superstores in new and existing markets and converting traditional stores into superstores.

	Although the Company does not plan to open any new traditional stores in the future, it will continue to operate profitable and well-situated traditional stores until such time as they may be converted into superstores.

	In fiscal 1996, the Company opened or acquired 82 superstores, including 24 conversions, closed eight stores and merged with companies with 30 superstores. The table below sets forth the number of each type of store the Company operated at the end of each fiscal year indicated.


                                                 Traditional
                                    Superstores     Stores    Total Stores
Fiscal 1992                              37          161          198
Fiscal 1993                              76          132	      208
Fiscal 1994                             132          107          239
Fiscal 1995                             207           79          286
Fiscal 1996                             278           58          336

	PETCO attempts to obtain convenient, high-traffic stores located in prime community shopping centers. The Company undertakes substantial market research prior to entering new markets. Key factors in market and site selection include high visibility, easy access, ample parking, population, demographics and the number and location of competitors.

Purchasing and Distribution

	The Company's centralized purchasing and distribution system minimizes the delivered cost of merchandise and maximizes the in-stock position of its stores. The Company takes advantage of both volume purchasing and quick payment discounts. These discounts are particularly beneficial given the dynamics of the pet food and supply industry. These discounts enable the Company to price its products competitively with larger pet supply warehouse stores and below the independent operators and small chains that cannot take advantage of these purchasing economies. The Company anticipates that it will continue to recognize benefits through these discounts especially as sales volume increases via store expansion. In addition, the Company will pursue other measures designed to reduce or control the cost of goods sold such as direct importing, co-packing and private-label products.

	PETCO purchases most of its merchandise directly from approximately 550 specialty suppliers and manufacturers of national brands. The Company purchases the majority of its pet food products from four vendors, Iams, Nutro, Science Diet and Nature's Recipe, the first three of which each supplied products that accounted for more than 10% and less than 15% of the Company's sales in fiscal 1996. While the Company does not maintain long-term supply contacts with any of its vendors, PETCO believes that it enjoys a favorable and stable relationship with each of these vendors.

	PETCO currently operates one central and five regional distribution centers. The central distribution center is located in Rancho Cucamonga, California. Bulk items for all stores are either shipped to regional distribution centers for redistribution or are sent directly to store locations. Manufacturers ship non-bulk supplies to the Rancho Cucamonga facility which the Company then distributes either to regional centers or directly to store locations. Management believes that its centralized distribution system enables its stores to maximize selling space by reducing necessary levels of safety stock carried in each store.

Competition

	The pet food and supply business is highly competitive. This competition can be categorized into four different segments: (i) supermarkets and other mass merchants, (ii) single store and conventional pet shops, (iii) specialty pet supply chains and (iv) pet supply warehouse stores. Many of the premium pet food brands offered by the Company, such as Iams, Nature's Recipe, Nutro and Science Diet, are not available to grocery stores or other mass merchants due to manufacturers' restrictions. The Company believes that the principal competitive factors influencing the Company's business are product selection and quality, convenient store locations, customer service and price. Based on total sales, the Company is one of the largest specialty premium pet food and supply retailers in the United States. The Company believes that PETCO competes effectively within its various geographic areas; however, some of the Company's competitors are much larger in terms of sales volume and have access to greater capital and management resources than the Company.

	The pet food and supply industry is also highly fragmented. There are approximately 11,000 independent pet supply stores in the United States, many of which are unable to offer a broad product selection and are unable to obtain volume or time discounts from distributors. Many of these stores have an established presence in a particular geographic area. The Company believes that its ability to satisfy consumers' desire for value, quality, selection, convenience and service will enable PETCO to gain market share from independent pet stores. In addition, certain pet supply warehouse stores and warehouse chains, which are expanding rapidly throughout the country, attempt to offer lower prices and a wider selection of pet food
(due to the inclusion of non-premium pet food) and supplies than the Company. However, PETCO believes it is able to compete effectively on price on all key food items, to offer essentially the same product selection and to offer a superior level of customer service at more convenient locations than that offered by lower-service pet supply warehouse stores.

	The pet food and supply industry recently has been characterized by the consolidation of a number of pet supply stores. This consolidation has been accomplished through the acquisition of independent pet stores by larger specialty pet supply chains or pet supply warehouse chains and the acquisition of these larger chains by similar competitors. The Company believes this consolidation trend may have a positive impact on industry conditions as store capacity may be rationalized, both in existing and in new units. There can be no assurance that in the future the Company will not face greater competition from other national or regional retailers.

Trademarks and Licenses

	The Company has registered several service marks and trademarks with the United States Patent and Trademark Office, including PETCO(R), Advantage
Pet Products(R), Aquatic Gardens(R), Avian Select(R), Finishing Touch(R),
Mighty Marble(R), Paw Pals(R), PetGold(R), Ruff Toys(R), Small Animal Kingdom(R), Where the Pets Go(TM) and Your Pet's Second Best Friend(R). The Company believes the PETCO trademark has become an important component in its merchandising and marketing strategy. The Company believes it has all licenses necessary to conduct its business.

Regulation

	The transportation and sale of small animals is governed by various state and local regulations. To date, these regulations have not had a material effect on the Company's business or operations. The Company's fish and small animal buyers and real estate department are responsible for compliance with such regulations. Prior to the opening of each store, the Company's fish and small animal buyers and real estate department review the regulations of the relevant state and local governments. The Company's fish and small animal buyers and real estate department then ensure ongoing compliance by keeping abreast of industry publications and maintaining contacts with the Company's fish and small animal suppliers and the appropriate regulatory agency within each such state and local government.

Employees

	As of February 1, 1997, the Company employed approximately 5,700 associates, of whom approximately 2,800 were employed full-time. Approximately 93% of the Company's employees were employed in stores or in direct field supervision, approximately 3% in distribution centers and approximately 4% in the corporate office in San Diego. Management believes its labor relations are generally good.

Certain Cautionary Statements

	Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

	Expansion Plans. The Company's continued growth depends, to a significant degree, on its ability to open and operate new superstores on a profitable basis and to a lesser extent on increasing sales in existing stores. The Company's performance is also dependent upon a number of other factors, including its ability to locate and obtain favorable superstore sites and negotiate acceptable lease terms, to obtain and distribute adequate product supplies to its stores, to hire and train employees and to upgrade its management information and other operating systems to control the anticipated growth and expanded operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. The Company has recently opened stores in new markets and plans to open additional stores in new markets. The performance of new stores may be adversely affected by regional economic conditions. The Company's expansion strategy could have the effect of drawing customers from its existing stores. In addition, average store contribution and operating margins may be adversely affected in the near term due to the level of preopening expenses and lower anticipated sales volumes of its immature stores. The Company's existing revolving credit facility (the "Revolving Credit Facility") contains certain covenants which may restrict or impair the Company's growth plans. Management continues to evaluate the Company's long-term distribution needs to increase product handling capacity to accommodate store and sales growth beyond fiscal 1997. Either the Company's failure to expand its distribution facilities in accordance with its growth plans or difficulties incurred in operating its distribution facilities could adversely affect the Company's ability to deliver merchandise to its stores in a timely fashion.

	Integration of Operations as the Result of Acquisitions. If the Company is to realize the anticipated benefits of its past acquisitions, the operations of the acquired companies must be integrated and combined efficiently. The process of rationalizing stores, supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger and geographically expanded entity, presents a significant challenge to the Company's management. There can be no assurance that the integration process will be successful or that the anticipated benefits of these acquisitions will be fully realized. The dedication of management resources to integration efforts may detract attention from the day-to-day business of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.
There can be no assurance that the Company will be able to achieve any expense reductions with the acquired companies, that there will not be substantial costs associated with any such reductions, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the short-term earnings of the Company. In fiscal 1995 and 1996, merger and nonrecurring charges of $9.2 million and $37.2 million, respectively, were recorded by the Company following acquisition activities, including transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, reformatting, facility conversion and other integration costs, write-downs of certain assets and severance and other costs. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with its previous acquisitions. In addition, the Company may make additional acquisitions in the future, which may result in additional charges. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if the Company is unable to successfully integrate such new companies into its operations. Future acquisitions by the Company could also result in potentially dilutive issuances of securities, incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability.

	Reliance on Vendors and Product Lines and Exclusive Distribution Arrangements. The Company purchases significant amounts of products from four key vendors, Iams, Nutro, Science Diet and Nature's Recipe, the first three of which each supplied products that accounted for more than 10% and less than 15% of the Company's sales in fiscal 1996. The Company does not maintain long-term supply contracts with any of its vendors and the loss of any of these vendors or other significant vendors of premium pet food or pet supplies offered by the Company could have a material adverse effect on the Company. In addition, it would materially adversely affect the Company if any of these manufacturers of premium pet food were to make their products available in supermarkets or through other mass merchants, or if the premium brands currently available to such supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supply retailers. The Company's principal vendors currently provide the Company with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could also have a material adverse affect on the Company.

	Competition. The pet food and supply retailing industry is highly competitive. The Company competes with a number of pet supply warehouse stores, smaller pet store chains and independent pet stores. The Company also competes with supermarkets and other mass merchants. Many of the Company's competitors are larger and have significantly greater resources than the Company. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices on key items in order to remain competitive, which may have the affect of reducing its profitability. There is no assurance that in the future the Company will not face greater competition from other national, regional and local retailers.

	Performance of New Superstores; Future Operating Results. The Company has recently opened and acquired superstores in new markets and plans to open and acquire additional superstores in other new markets. There can be no assurance that these stores will be profitable in the near term or that profitability, if achieved, will be sustained. In addition, there can be no assurance that the Company's existing stores will maintain their profitability or that new stores will generate sales levels necessary to achieve store-level profitability, much less profitability comparable to that of existing stores. The Company's comparable store sales were 18.5%, 16.5%, and 16.1% for fiscal 1994, 1995 and 1996, respectively. The Company anticipates that its rate of comparable stores sales growth may be lower in future periods than the growth rate previously experienced due to maturation of the existing store base and the effects of opening additional stores in existing markets. As a result of the Company's rapid expansion, the Company expects its average store contribution and operating margins to be lower in the near term due to the level of preopening expenses and the lower anticipated sales volume of its immature stores. In addition, certain costs, such as those related to occupancy, are expected to be higher in some of the new geographic markets that the Company has recently entered. Finally, due in part to recent acquisitions, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.

	Quarterly and Seasonal Fluctuations. The timing of new store openings, related preopening expenses and the amount of revenue contributed by new and existing stores may cause the Company's quarterly results of operations to fluctuate. The Company's business is also subject to some seasonal fluctuation. Historically, the Company has realized a higher portion of its net sales during the month of December than during the others months of the year.

	Dependence on Senior Management. The Company is dependent upon the efforts of its principal executive officers. In particular, the Company is dependent upon the management and leadership of Brian K. Devine, Chairman, President and Chief Executive Officer. The loss of Mr. Devine or certain of the Company's other principal executive officers could materially adversely effect the Company's business. The Company has entered into an employment agreement with Mr. Devine which provides for an indefinite term and which may be terminated by Mr. Devine on 90 days' notice. The Company has obtained a key man insurance policy on the life of Mr. Devine in the amount of $1.0 million, of which the Company is the sole beneficiary. The Company's success will depend on its ability to retain its current management and to attract and retain qualified personnel in the future.

	Possible Volatility of Stock Price. Since the initial public offering of the Company's Common Stock in March 1994, the market value of the Common Stock has been subject to significant fluctuations. The market price of the Common Stock may continue to be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

ITEM 2.  PROPERTIES

	The Company leases all of its store and warehouse locations. Original lease terms for the Company's 336 stores generally range from five to ten years, many of which contain renewal options. Leases on 123 stores expire within the next three years, with leases on 78 of these stores containing renewal options.



	The table below shows the location and number of the Company's stores as of February 1, 1997.

                                              Traditional
  Location                   Superstores         Stores        Total Stores
Arizona                           11               --                11
California                        92               43               135
Colorado                           4               --                 4
Connecticut                        9               --                 9
District of Columbia               1               --                 1
Iowa                               5               --                 5
Maryland                           6               --                 6
Massachusetts                     15                3                18
Minnesota                         17               --                17
New Hampshire                      3               --                 3
New Jersey                        12               --                12
New York                          13                1                14
Nevada                             3               --                 3
North Dakota                       2               --                 2
Oregon                             8                2                10
Pennsylvania                       9               --                 9
Rhode Island                       1               --                 1
South Dakota                       1               --                 1
Texas                             37               --                37
Virginia                           7                1                 8
Washington                        15                8                23
Wisconsin                          7               --                 7
                                 278               58               336

	The Company's headquarters, located in San Diego, California, occupy approximately 70,000 square feet of office space which is financed under an obligation which expires February 2006. The Company's five regional distribution centers collectively occupy over 190,000 square feet of space in Arlington, Texas; Stockton, California; Portland, Oregon; Mansfield, Massachusetts; and Dayton, New Jersey under leases which expire in August 1999, December 2000, January 2002, December 1998, and August 1997, respectively. The Company's central distribution center, located in Rancho Cucamonga, California, occupies approximately 200,000 square feet of space under a lease which expires in May 1999. Each of the distribution center leases contains a renewal option. The Company expects to add additional capacity in fiscal 1997, at an estimated cost of approximately $3.0 million, to accommodate the Company's current expansion plans.

ITEM 3.  LEGAL PROCEEDINGS

	PETCO is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended February 1, 1997.



ITEM 4.1.  EXECUTIVE OFFICERS OF THE COMPANY

	The executive officers of the Company are as follows:

      Name            Age                     Position
Brian K. Devine        55   Chairman, President and Chief Executive Officer
Bruce C. Hall          52   Executive Vice President - Operations
Richard C. St. Peter   48   Executive Vice President - Administration and
                            Chief Financial Officer
Larry D. Asselin       49   Senior Vice President - Merchandising and
                            Distribution
James M. Myers         39   Senior Vice President - Finance
William M. Woodard     48   Senior Vice President - Store Operations

	BRIAN K. DEVINE, Chairman, President and Chief Executive Officer joined the Company in August 1990 and has served as Chairman since January 1994.
Prior to joining the Company, Mr. Devine was President of Krause's Sofa Factory, a furniture retailer and manufacturer, from 1988 to 1989. From
1970 until 1988, Mr. Devine held various positions with Toys 'R' Us, a retailer of children's toys, including Senior Vice President, Director of Stores; and Senior Vice President, Growth, Development and Operations. Mr. Devine graduated from Georgetown University with a degree in economics.

	BRUCE C. HALL, Executive Vice President, Operations, joined the Company in April 1997. Mr. Hall spent his entire career of 34 years from 1963 to 1997 with Toys 'R' Us, a retailer of children's toys, where he progressively advanced from field operations through a number of positions and most recently served as Senior Vice President of Operations.

	RICHARD C. ST. PETER, Executive Vice President, Administration and Chief Financial Officer, joined the Company in September 1990. From 1986 to
1990, Mr. St. Peter was Vice President and Chief Financial Officer at Stor, a furniture retailer. From 1982 to 1986, Mr. St. Peter held various positions at W.R. Grace's Home Centers, which operated 90 retail stores, including Vice President and Chief Financial Officer. From 1980 to 1982,
Mr. St. Peter was Controller at Smart & Final, a 120-store grocery retailer. From 1971 to 1980, Mr. St. Peter was employed by Alpha Beta, a grocery retailer and a division of American Stores, where he held a number of positions including Controller. Mr. St. Peter received a bachelor's degree from California State University at Long Beach and an MBA from the University of Southern California.

	LARRY D. ASSELIN, Senior Vice President, Merchandising and Distribution, joined the Company in April 1991. Prior to that time, beginning in 1987, Mr. Asselin was Vice President and General Merchandising Manager at
Oshman's, a sporting goods retailer. From 1969 to 1987, Mr. Asselin was in various positions including Division Merchandising Manager at Foley's
Department Stores, a division of Federated Department Stores. Mr. Asselin received a marketing degree from the University of Arkansas.

	JAMES M. MYERS, Senior Vice President, Finance joined the Company in May 1990. From 1994 to 1996, Mr. Myers served as Vice President, Finance and prior to that as Vice President and Controller of the Company. From 1980 to 1990, Mr. Myers held various positions at the accounting firm KPMG Peat Marwick LLP, including Senior Audit Manager. Mr. Myers is a CPA and received an accounting degree from John Carroll University.

	WILLIAM M. WOODARD, Senior Vice President, Store Operations, joined the Company in January 1991. From 1987 to 1990, Mr. Woodard was Vice
President, Director of Marketing at J. M. Jones, Inc., a wholesale division of SuperValu Stores, Inc. From 1970 to 1987, Mr. Woodard was employed by Safeway Stores, Inc., a grocery retailer, in a number of positions including Retail Operations Manager and Marketing Operations Manager. Mr. Woodard holds an administrative management degree from North Texas State University and an MBA in marketing from the University of Southern
California.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

	The Company's Common Stock, $.0001 par value (the "Common Stock"), is quoted on The Nasdaq National Market under the symbol "PETC." The Common Stock was initially offered to the public on March 17, 1994 at $10.33 per share. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Common Stock as reported by The Nasdaq National Market. The table reflects the three-for-two split of the Common Stock effected in the form of a stock dividend on April 15,
1996.
                                         High          Low
    Fiscal 1995
    First Quarter                       $15.33       $11.33
    Second Quarter                       15.67        12.33
    Third Quarter                        18.00        14.33
    Fourth Quarter                       22.83        16.33

    Fiscal 1996
    First Quarter                       $32.67       $20.50
    Second Quarter                       29.25        21.63
    Third Quarter                        29.00        21.50
    Fourth Quarter                       26.00        18.75

	The number of stockholders of record of Common Stock on April 21, 1997 was 598.

	The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.




ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands, except share, store and square foot data)

	The following table sets forth selected consolidated financial and operating data for the Company for the five-year period ended February 1, 1997. The selected consolidated financial data presented below under the caption "Income Statement Data" for the two-year period ended January 29, 1994 is derived from the unaudited consolidated financial statements of the Company and its subsidiaries as restated to reflect the poolings of interests during the year ended February 1, 1997. The selected consolidated financial data presented below under the caption "Income Statement Data" for the three-year period ended February 1, 1997 is derived from the audited consolidated financial statements of the Company and its subsidiaries. The selected consolidated financial data presented below under the caption "Balance Sheet Data" as of January 30, 1993, January 29, 1994 and January 28, 1995 is derived from the unaudited consolidated financial statements of the Company and its subsidiaries as restated to reflect the poolings of interests during the year ended February 1, 1997. The selected consolidated financial data presented below under the caption "Balance Sheet Data" as of February 3, 1996 and February 1, 1997 is derived from the audited consolidated financial statements of the Company and its subsidiaries. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of February 1, 1997 and for each of the years in the three-year period ended February 1, 1997 and the independent auditors' report thereon, included and incorporated by reference elsewhere in this Annual Report.

                                                                         Historical
                                                                       Fiscal Year Ended                x
                                                    Jan.30,   Jan. 29,   Jan. 28,   Feb. 3,     Feb. 1,
                                                     1993      1994       1995      1996          1997  x
Income Statement Data:
Net sales                                          $136,339  $179,786 $  243,839 $   358,951  $  500,036
Cost of sales and occupancy costs(1)                 99,610   135,224    183,262     274,102     371,420
Gross profit                                         36,729    44,562     60,577      84,849     128,616
Selling, general and administrative expenses         31,590    41,854     55,672      78,751     107,228
Merger and nonrecurring charges                          --        --         --       9,196      37,208
Operating income (loss)                               5,139     2,708      4,905      (3,098)    (15,820)
Loss on disposal of stores                               --        --         --       3,500          --
Interest expense (income), net                        4,394     5,070        170        (605)       (387)
Earnings (loss) before income taxes                     745    (2,362)     4,735      (5,993)    (15,433)
Income taxes (benefit) (2)                               97        42      1,969     (13,458)     (3,748)
Net earnings (loss)                                $    648  $ (2,404)$    2,766 $     7,465  $  (11,685)
Net earnings (loss) per share (3)                                          $0.27       $0.51      $(0.65)
Weighted average common shares outstanding                            10,293,005  14,715,615  17,882,376

Operating Data:
Superstores open end of period                           37        76        132         207         278
Traditional stores open end of period                   161       132        107          79          58
Total stores open end of period                         198       208        239         286         336
Aggregate gross square footage                      865,000 1,124,000  1,683,000   2,662,000   3,308,000
Average net sales per store (4)                    $689,000  $849,000 $1,054,000 $ 1,349,000 $ 1,656,000
Average net sales per gross square foot (5)        $    158  $    166 $      157 $       173 $       163
Percentage increase in comparable store net sales       2.1%     15.0%      18.5%       16.5%       16.1%

Balance Sheet Data:
Working capital                                    $  5,372  $  4,399 $   28,100 $    24,908 $    53,790
Total assets                                         38,505    50,391    106,055     188,602     280,348
Current portion of capital lease and
  other obligations                                   5,889     5,059      1,102       2,897       4,575
Capital lease and other obligations, excluding
  current portion                                    47,076    50,092      4,494      11,873      14,102
Total stockholders' equity (deficit)                (31,094)  (30,360)    63,567     117,697     184,624


______________

(1) Includes $4.3 million of charges from the write-down of fixed assets and related costs with respect to the Company's central distribution facility in fiscal 1995.

(2) Includes $11.1 million benefit from previously unrecognized deferred tax assets in fiscal 1995.

(3) Due to differences in capital structure, the Company's net earnings per share information prior to fiscal 1994 is not comparable and, accordingly, is not presented.

(4) Calculated using net sales divided by the number of stores open, weighted by the number of months stores are open during the period.

(5) Calculated using net sales divided by gross square footage of stores open, weighted by the number of months stores are open during the period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

	The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded and relocated traditional stores into superstores and has closed underperforming stores. At February 1, 1997, the Company operated 336 stores, including 278 superstores, in 21 states and the District of Columbia. PETCO's experience has indicated that its superstore format achieves increased customer traffic, sales volume and profitability as compared to its traditional store format. The Company seeks to open superstores in high-traffic retail areas with ample parking, typically in community shopping centers anchored by a large supermarket. PETCO has increased its prototype superstore size to 15,000 square feet over the past few years, and has expanded the merchandise assortment to more than 10,000 active SKUs of high quality pet-related products. This merchandise assortment features higher-margin fish, reptiles, birds and other small animals and related supplies. As a result of the Company's store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store preopening expenses and lower anticipated sales volumes of immature stores.

	During fiscal 1995 and 1996, the Company completed six and two acquisitions of retailers of premium pet food and supplies, respectively, which were accounted for as purchases.

	In July 1996, the Company acquired a retailer that operated eight pet food and supply stores under the trade name Pet Nosh located in New York, New Jersey and Connecticut.

	In October 1996, the Company acquired a retailer that operated four pet food and supply stores under the trade name PETS USA located in Colorado.

	In December 1996, the Company acquired a retailer that operated 32 pet food and supply stores under the trade name Pet Food Warehouse located in Minnesota, Iowa, Wisconsin, North Dakota and South Dakota.

	These three acquisitions have been accounted for as poolings of interests and accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Pet Nosh, PETS USA and Pet Food Warehouse.



Results of Operations

	The following table sets forth certain items expressed as a percentage of net sales for the periods indicated. As a result of operational and strategic changes, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.

                                                 Jan. 28,     Feb. 3,      Feb. 1,
                                                   1995        1996         1997   x
Net sales                                         100.0%       100.0%       100.0%
Cost of sales and occupancy costs                  75.2         76.4         74.3
Gross profit                                       24.8         23.6         25.7
Selling, general and administrative expenses       22.8         21.9         21.4
Merger and nonrecurring charges                      --          2.6          7.5
Operating income (loss)                             2.0         (0.9)        (3.2)
Loss on disposal of stores                           --          1.0           --
Interest expense (income), net                      0.1         (0.2)        (0.1)
Earnings (loss) before income taxes                 1.9         (1.7)        (3.1)
Income taxes (benefit)                              0.8         (3.8)        (0.8)
Net earnings (loss)                                 1.1          2.1         (2.3)

Fiscal Year Ended February 1, 1997 Compared to Fiscal Year Ended February
3, 1996

	Net Sales increased 39.3% to $500.0 million in fiscal 1996 from $359.0 million in fiscal 1995. The increase in net sales in fiscal 1996 resulted primarily from the addition of 82 superstores, including the conversion of 24 traditional stores into superstores, partially offset by the closing of eight stores, and a comparable store net sales increase of 16.1%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $99.9 million, or 70.9% of the net sales increase, and $41.1 million, or 29.1% of the net sales increase, was attributable to the increase in comparable store net sales.

	Gross profit, defined as net sales less the cost of sales including store occupancy costs, increased $43.8 million, or 51.7%, to $128.6 million in fiscal 1996 from $84.8 million in fiscal 1995. Gross profit as a percentage of net sales increased to 25.7% in fiscal 1996 from 23.6% in fiscal 1995. This increase reflects a better sales mix, increased occupancy leverage and lowered distribution expenses related to the more efficient operation of the Company's central distribution facility during the current period. In addition, charges of $4.3 million were recorded during the third quarter of fiscal 1995 from the write-down of fixed assets and related costs with respect to the Company's central distribution facility. Excluding these charges, gross profit as a percentage of net sales in fiscal 1995 would have been 24.8%.

	Selling, general and administrative expenses increased $28.4 million, or 36.0%, to $107.2 million in fiscal 1996 from $78.8 million in fiscal 1995. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings. As a percentage of net sales, these expenses decreased to 21.4% in fiscal 1996 from 21.9% in fiscal 1995 due to net sales increasing at a greater rate than related expenses.
	Merger and nonrecurring charges of $9.2 million were recorded in fiscal 1995 following acquisition activities. These charges were primarily associated with lease cancellations and closure of traditional stores located in the same markets as acquired stores, write-downs of certain assets, and the conversion and integration of certain acquired stores. In fiscal 1996, merger and nonrecurring charges of $37.2 million were recorded following acquisition activities. These charges consisted of $7.2 million of transaction costs, $22.2 million of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $3.8 million of reformatting, facility conversion and other integration costs and $4.0 million of severance and other costs. The
Company expects to incur an additional $6.0-$8.0 million in merger and nonrecurring charges for continuing integration efforts in fiscal 1997 from reformatting, facility conversion costs and other integration costs.

	Operating loss of $15.8 million was incurred in fiscal 1996 compared to operating loss of $3.1 million in fiscal 1995. Excluding merger and nonrecurring charges and the $4.3 million write-down of fixed assets in 1995, operating income would have increased to 4.3% of net sales in fiscal
1996 from 2.9% in fiscal 1995.

	Net interest income was $0.4 million in fiscal 1996 compared to net interest income of $0.6 million in fiscal 1995. Interest income was produced by the short-term investment of the proceeds from public stock offerings.

	Income tax benefit was $3.7 million in fiscal 1996 compared to income tax benefit of $13.5 million in fiscal 1995. In fiscal 1995, an income tax benefit of $11.1 million from previously unrecognized deferred tax assets was recognized.

	Net loss was $11.7 million in fiscal 1996 compared to net earnings of $7.5 million in fiscal 1995. Excluding merger and nonrecurring charges, the $4.3 million write-down of fixed assets, the $3.5 million loss on disposal of stores, and their related tax benefits, and recognition of $11.1 million from previously unrecognized deferred tax assets in fiscal 1995, net earnings for the fiscal 1996 would have been $13.2 million, or $0.74 per share, compared to $6.4 million, or $0.44 per share in fiscal
1995.

Fiscal Year Ended February 3, 1996 Compared to Fiscal Year Ended January
28, 1995

	Net Sales increased 47.3% to $359.0 million in fiscal 1995 from $243.8 million in fiscal 1994. The increase in net sales in fiscal 1995 resulted primarily from the addition of 79 superstores, including the conversion of 23 traditional stores into superstores, partially offset by the closing of 13 stores, and a comparable store net sales increase of 16.5%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $84.7 million, or 73.5% of the net sales increase, and $30.5 million, or 26.5% of the net sales increase, was attributable to the increase in comparable store net sales.

	Gross profit increased $24.2 million, or 39.9%, to $84.8 million in fiscal 1995 from $60.6 million in fiscal 1994. Gross profit as a percentage of net sales decreased to 23.6% in fiscal 1995 from 24.8% in fiscal 1994. This decrease resulted primarily from $4.3 million in charges reflected in the third quarter of fiscal 1995 from the write-down of fixed assets and related costs with respect to the Company's central distribution facility. These charges resulted from the Company's decision to replace certain hardware and software in this facility which did not produce the planned benefits. Excluding these charges, gross profit as a percentage of net sales in fiscal 1995 would have remained constant with fiscal 1994 at 24.8%.

	Selling, general and administrative expenses increased $23.1 million, or 41.5%, to $78.8 million in fiscal 1995 from $55.7 million in fiscal 1994. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings. As a percentage of net sales, these expenses decreased to 21.9% in fiscal 1995 from 22.8% in fiscal 1994 due to net sales increasing at a greater rate than related expenses.

	Merger and nonrecurring charges of $9.2 million were recorded in fiscal 1995 following acquisition activities. These charges were primarily associated with lease cancellations and closure of traditional stores located in the same markets as acquired stores, write-downs of certain assets, and the conversion and integration of certain acquired stores.

	Operating loss of $3.1 million was incurred in fiscal 1995 compared to operating income of $4.9 million in fiscal 1994. Excluding the merger and nonrecurring charges and the $4.3 million write-down of fixed assets in 1995, operating income would have increased to 2.9% of net sales in fiscal 1995 from 2.0% in fiscal 1994.

	Loss on disposal of stores of $3.5 million was recognized in fiscal 1995 on the sale of eight Pet Food Warehouse stores in Michigan and Ohio.

	Net interest income was $0.6 million in fiscal 1995 compared to net interest expense of $0.2 million in fiscal 1994. Interest income was produced by the short-term investment of the proceeds from public stock offerings.

	Income tax benefit was $13.5 million in fiscal 1995, due primarily to recognition of an income tax benefit of $11.1 million from previously unrecognized deferred tax assets in fiscal 1995, compared to income taxes of $2.0 million in fiscal 1994.

	Net earnings increased to $7.5 million in fiscal 1995 from $2.8 million in fiscal 1994. Excluding merger and nonrecurring charges, the $4.3 million write-down of fixed assets, the $3.5 million loss on disposal of stores, and their related tax benefits, and the recognition of $11.1 million from previously unrecognized deferred tax assets in fiscal 1995, net earnings for fiscal 1995 would have been $6.4 million, or $0.44 per share, compared to $2.8 million, or $0.27 per share in the prior year.



Quarterly Data

	The following tables set forth the unaudited quarterly results of operations for fiscal 1995 and fiscal 1996. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. The Company expects quarterly results of operations to fluctuate depending on the timing and amount of revenue contributed by new stores.

	The Company believes that its business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.


                                                               Fiscal Quarter Ended          x
                                                   Apr. 29,   Jul. 29,   Oct. 28,   Feb. 3,
Fiscal 1995                                          1995       1995       1995      1996    x

Net sales                                          $ 73,391   $ 77,820   $ 87,669   $120,071
Gross profit                                         16,975     18,808     16,944     32,122
Operating income (loss)                                 796      1,253    (11,745)     6,598
Net earnings                                            306        885      4,300      1,974
Net earnings per share                             $   0.03   $   0.06   $   0.27   $   0.13

Stores open at end of period                            240        246        258        286
Aggregate gross square footage                    1,763,000  1,909,000  2,206,000  2,662,000
Percentage increase in comparable store net sales      16.3%      13.7%      14.6%      20.4%

                                                               Fiscal Quarter Ended          x
                                                    May 4,     Aug. 3,    Nov. 2,   Feb. 1,
Fiscal 1996                                          1996       1996       1996      1997    x

Net sales                                          $111,102   $120,585   $125,812   $142,537
Gross profit                                         27,164     31,227     32,970     37,255
Operating income (loss)                               2,726    (10,320)     2,177    (10,403)
Net earnings (loss)                                   1,533     (6,739)     1,278     (7,757)
Net earnings (loss) per share                      $   0.10   $  (0.36)  $   0.07   $  (0.42)

Stores open at end of period                            299        301        315        336
Aggregate gross square footage                    2,974,000  3,063,000  3,341,000  3,808,000
Percentage increase in comparable store net sales      18.2%      18.3%      17.0%      12.6%

Liquidity and Capital Resources

	The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities.
At February 1, 1997, total assets were $280.3 million, $120.6 million of which were current assets. Net cash provided by (used in) operating activities was $4.9 million, $11.1 million, and $(2.0) million for fiscal 1994, 1995 and 1996, respectively. The Company's sales are substantially on a cash basis, therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

	The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. Cash used in investing activities was $26.5 million, $58.6 million and $45.6 million for fiscal 1994, 1995 and 1996, respectively.

	The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. Purchases of $3.4 million, $9.6 million and $7.7 million of fixed assets were financed in this manner during fiscal 1994, 1995 and 1996, respectively. The Company believes additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

	During fiscal 1994, the Company acquired a retailer of premium pet food and supplies in a purchase transaction with a fair market value of assets acquired of $5.3 million and assumed liabilities of $1.6 million, with $3.7 million of net cash invested in the acquisition. During fiscal 1995, the Company completed six acquisitions of retailers of premium pet food and supplies in purchase transactions. The aggregate fair market value of assets acquired was $38.8 million and assumed liabilities were $8.4 million, with $30.4 million of net cash invested in the acquisition of these businesses. During fiscal 1996, the Company completed two acquisitions of retailers of premium pet food and supplies in purchase transactions. The aggregate fair market value of assets acquired was $14.4 million and assumed liabilities were $1.4 million, with $13.0 million of net cash invested in the acquisition of these businesses.

	The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and conversion of traditional stores into superstores. Cash flows provided by financing activities were $36.3 million, $46.4 million and $74.8 million in fiscal 1994, 1995 and 1996, respectively. In fiscal 1994, net proceeds of $58.2 million from public offerings of common stock were used to repay $20.0 million of subordinated debt and $5.4 million outstanding under a revolving credit facility. In fiscal 1995 and 1996, net proceeds of $46.8 and $78.6 million, respectively, from public offerings were used to finance the acquisition of related businesses and fund the Company's expansion program and working capital requirements.

	The Company has a Revolving Credit Facility with a commitment of up to $40.0 million that expires December 6, 1998. Borrowings under this facility are unsecured and bear interest, at the Company's option, at either the bank's reference rate or LIBOR plus 0.375% based on the Company's leverage ratio at February 1, 1997. The Revolving Credit
Facility contains certain affirmative and negative covenants related to debt, interest and fixed charges coverage and consolidated net worth.

	As of February 1, 1997, the Company had available net operating loss carryforwards of $14.9 million for federal income tax purposes, which begin expiring in 2004, and $8.9 million for state income tax purposes, which begin expiring in 1997.

	The Company anticipates that funds generated by operations, funds available under the Revolving Credit Facility and currently available vendor financing and capital lease and other obligation financing will be sufficient to finance its continued operations and planned store openings at least through fiscal 1997.



Inflation

	Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net sales or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning the executive officers of the Company which is set forth in Item 4.1 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

	Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements
                                                                       Page
     Independent Auditor's Reports                                      25
     Consolidated Balance Sheets                                        27
     Consolidated Statements of Operations                              28
     Consolidated Statements of Stockholders' Equity                    29
     Consolidated Statements of Cash Flows                              30
     Notes to Consolidated Financial Statements                         31

(b) Reports on Form 8-K

     Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 1997, regarding the merger of the Company with Pet Food Warehouse, Inc. (includes pro forma financial information).

(c) Exhibits

	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Petco Animal Supplies, Inc.:

	We have audited the accompanying consolidated balance sheets of Petco Animal Supplies, Inc. and subsidiaries as of February 3, 1996 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Pet Food Warehouse, Inc., which statements reflect total assets constituting 11 percent at February 3, 1996, and total revenues constituting 15 percent and 17 percent for the years ended January 28, 1995 and February 3, 1996, respectively, of the related consolidated totals.
Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Pet Food Warehouse, Inc., is based solely on the report of the other auditors.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petco Animal Supplies, Inc. and subsidiaries as of February 3, 1996 and February 1, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 1997 in conformity with generally accepted accounting principles.



San Diego, California                                KPMG Peat Marwick LLP
March 24, 1997


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pet Food Warehouse, Inc.:

	We have audited the balance sheet of Pet Food Warehouse, Inc. (a Minnesota corporation) as of February 3, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended January 28, 1995 and February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pet Food Warehouse, Inc. as of February 3, 1996 and the results of its operations and its cash flows for the years ended January 28, 1995 and February 3, 1996, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
March 15, 1996







PETCO ANIMAL SUPPLIES, INC.


CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

ASSETS

                                                          February 3,  February 1,
                                                             1996          1997
Current assets:
  Cash and cash equivalents                               $  15,740     $  42,932
  Receivables                                                 5,224         7,212
  Inventories                                                52,075        68,498
  Other                                                       1,435         1,976
    Total current assets                                     74,474       120,618

Fixed assets (note 4):
  Equipment                                                  21,449        38,942
  Furniture and fixtures                                     26,639        27,533
  Leasehold improvements                                     40,652        60,356
                                                             88,740       126,831
  Less accumulated depreciation and amortization             22,212        30,457
                                                             66,528        96,374

Goodwill                                                     31,767        42,408
Deferred tax assets (note 6)                                 14,194        19,071
Other assets                                                  1,639         1,877
                                                          $ 188,602     $ 280,348

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  26,888     $  36,090
  Accrued expenses                                           13,923        17,067
  Accrued salaries and employee benefits                      5,858         9,096
  Revolving credit facility (note 3)                             --            --
  Current portion of capital lease and other
     obligations (note 4)                                     2,897         4,575
    Total current liabilities                                49,566        66,828

Capital lease and other obligations, excluding current
  portion (note 4)                                           11,873        14,102
Accrued store closing costs                                   4,804         8,691
Deferred rent                                                 4,662         6,103

Stockholders' equity (note 5):
  Preferred stock, $.0001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                 --            --
  Common Stock, $.0001 par value, 100,000,000 shares
    authorized, 15,643,534 and 18,609,978 shares issued
    and outstanding, respectively                                 1             2
  Additional paid-in capital                                157,386       236,766
  Accumulated deficit                                       (39,690)      (52,144)
    Total stockholders' equity                              117,697       184,624
Commitments and contingencies (notes 3, 4, 5, 7 and 10)
                                                                                 x
                                                          $ 188,602     $ 280,348


See accompanying notes to consolidated financial statements


PETCO ANIMAL SUPPLIES, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)


                                                            Years Ended           x
                                               January 28, February 3, February 1,
                                                  1995        1996        1997    x

Net sales                                      $  243,839  $  358,951  $  500,036

Cost of sales and occupancy costs                 183,262     274,102     371,420

      Gross profit                                 60,577      84,849     128,616

Selling, general and administrative expenses       55,672      78,751     107,228

Merger and nonrecurring charges (note 2)               --       9,196      37,208

      Operating income (loss)                       4,905      (3,098)    (15,820)

Loss on disposal of stores (note 7)                    --       3,500          --

Interest income                                    (1,037)     (1,513)     (2,175)

Interest expense                                    1,207         908       1,788

      Earnings (loss) before income taxes           4,735      (5,993)    (15,433)

Income taxes (benefit) (note 6)                     1,969     (13,458)     (3,748)

      Net earnings (loss)                      $    2,766  $    7,465  $  (11,685)

Net earnings (loss) per common and common
  equivalent share                             $     0.27  $     0.51  $    (0.65)

Weighted average number of common and common
  equivalent shares outstanding                10,293,005  14,715,615  17,882,376

See accompanying notes to consolidated financial statements.


PETCO ANIMAL SUPPLIES, INC.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                        Senior           Junior                        Additional                Total
                    Preferred Stock  Preferred Stock     Common Stock    Paid-in  Accumulated Stockholders'
                    Shares   Amount  Shares   Amount   Shares   Amount   Capital    Deficit      Equity    x
Balances at
 January 29, 1994    53,300  $5,330  108,378  $3,000      8,143 $   --  $  2,903   $ (47,762)   $(36,529)

Restatement for
 poolings of
 interests (note 2)      --      --       --      --  1,934,305     --     7,635      (1,466)      6,169
Balances at
 January 29, 1994    53,300  $5,330  108,378  $3,000  1,942,448 $   --  $ 10,538   $ (49,228)   $(30,360)

Issuance of stock
 for services           200      20       --      --         --     --        --          --          20

Exchange of sub-
 ordinated debt and
 preferred stock
 for Common Stock   (53,500) (5,350)(108,378) (3,000) 4,607,144     --    39,771          --      31,421

Sale of Common Stock     --      --       --      --  5,255,657      1    58,243          --      58,244

Exercise of warrants     --      --       --      --    209,686     --     1,757          --       1,757

Exercise of options      --      --       --      --      4,658     --        89          --          89

Distributions to
 shareholders            --      --       --      --         --     --        --        (370)       (370)

Net earnings             --      --       --      --         --     --        --       2,766       2,766
Balances at
 January 28, 1995        --      --       --      -- 12,019,593 $    1  $110,398   $ (46,832)   $ 63,567

Sale of Common Stock     --      --       --      --  3,618,108     --    46,936          --      46,936

Exercise of options      --      --       --      --      5,833     --        60          --          60

Distributions to
 shareholders            --      --       --      --         --     --        (8)       (323)       (331)

Net earnings             --      --       --      --         --     --        --       7,465       7,465
Balances at
 February 3, 1996        --      --       --      -- 15,643,534 $    1  $157,386   $ (39,690)   $117,697

Issuance of stock
 for services            --      --       --      --        897     --        21          --          21

Sale of Common Stock     --      --       --      --  2,896,966      1    78,694          --      78,695

Cash in lieu of
 fractional shares       --      --       --      --       (169)    --        (5)         --          (5)

Exercise of options      --      --       --      --     68,750     --       670          --         670

Distributions to
 shareholders            --      --       --      --         --     --        --        (769)       (769)

Net loss                 --      --       --      --         --     --        --     (11,685)    (11,685)
Balances at
 February 1, 1997        --      --       --      -- 18,609,978 $    2  $236,766   $ (52,144)   $184,624



See accompanying notes to consolidated financial statements.



PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Years Ended                x
                                                    January 28,    February 3,    February 1,
                                                       1995           1996           1997    x
Cash flows from operating activities:
  Net earnings (loss)                                $  2,766       $  7,465       $(11,685)
  Depreciation and amortization                         5,361          9,194         15,359
  Deferred taxes                                         (623)       (14,888)        (4,877)
  Loss on retirement of fixed assets                      285          3,603          4,712
  Loss on disposal of stores                               --          3,500             --
  Changes in assets and liabilities, net of effects
    of purchase acquisitions:
    Receivables                                        (1,946)        (1,138)        (1,970)
    Inventories                                       (14,016)       (10,366)       (14,380)
    Other assets                                          363            192         (2,626)
    Accounts payable                                    5,938          6,306          3,174
    Accrued expenses                                    4,900            409          1,759
    Accrued salaries and employee benefits              1,128            719          3,238
    Accrued store closing costs                          (662)         5,179          3,887
    Deferred rent                                       1,380            937          1,441
      Net cash provided by (used in) operating
        activities                                      4,874         11,112         (1,968)

Cash flows from investing activities:
  Additions to fixed assets                           (22,248)       (30,872)       (40,220)
  Net cash invested in acquisitions of businesses      (3,705)       (30,373)        (7,021)
  Proceeds from sale of fixed assets                       --             --          1,626
  Proceeds from disposal of stores                         --          2,426             --
  Other                                                  (512)           224             --
      Net cash used in investing activities           (26,465)       (58,595)       (45,615)

Cash flows from financing activities:
  Net repayments under revolving agreements            (3,271)            --             --
  Borrowings under other obligations                      860          1,178             --
  Repayment of capital lease and other obligations     (1,042)        (1,421)        (3,837)
  Repayment of subordinated debt                      (20,000)            --             --
  Proceeds from the issuance of common stock           60,110         46,996         79,381
  Distributions to shareholders                          (370)          (331)          (769)
      Net cash provided by financing activities        36,287         46,422         74,775

Net increase (decrease) in cash and cash equivalents   14,696         (1,061)        27,192
Cash and cash equivalents at beginning of year          2,105         16,801         15,740
Cash and cash equivalents at end of period           $ 16,801       $ 15,740       $ 42,932

Supplemental cash flow disclosures:
  Interest paid on debt                              $    389       $    834       $  1,741
  Income taxes paid                                  $    465       $  1,436       $  1,854
Supplemental disclosure of noncash financing
  activities:
  Additions to capital leases                        $  3,411       $  9,642       $  7,744

  Subordinated debt, and related accrued interest, and all preferred stock with a combined carrying value of $39,771 were exchanged for Common Stock during the year ended January
  28, 1995 (note 5).


See accompanying notes to consolidated financial statements.


PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

1.  Summary of Significant Accounting Policies

 (a)  Description of Business:

	PETCO Animal Supplies, Inc., (the Company or PETCO) a Delaware corporation, is a national specialty retailer of premium pet food and supplies with stores in 21 states and the District of Columbia.

 (b) Principles of Consolidation:

	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 (c) Fiscal Year:

	The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. The years ended January 28, 1995 and February 1, 1997 consisted of 52 weeks, and the year ended
February 3, 1996 consisted of 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

 (d) Use of Estimates:

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

 (e) Cash Equivalents:

	The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

 (f) Inventories:

	Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

 (g) Pre-opening Costs:

	Costs incurred in connection with opening new stores are expensed as incurred.

 (h) Fixed Assets:

	Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Amortization is computed using the straight-line method over the lesser of the lease term or the estimated useful lives of the assets, generally five to ten years.

 (i) Goodwill:

	Goodwill represents the excess of the cost over the fair market value of net assets acquired by the Company. Goodwill is amortized straight-line over fifteen years. The Company continually reviews goodwill to assess recoverability from future undiscounted cash flows. Accumulated amortization at February 3, 1996 and February 1, 1997 was $844 and $2,579, respectively.

 (j) Other Assets:

	Other assets consist primarily of lease deposits, non-compete agreements and debt issuance costs. Non-compete agreements are amortized straight-line over the periods of the agreements, generally five to seven years.
Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt, generally five years. Accumulated amortization for intangible other assets at February 3, 1996 and February 1, 1997 was $66 and $114, respectively.

 (k) Store Closing Costs:

	Management continually reviews the ability of stores to provide positive contributions to the Company's results. Costs associated with closing stores, consisting primarily of lease obligations and provisions to reduce assets to net realizable value are charged to operations upon the decision to close a store.

 (l) Income Taxes:

	Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

	Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

 (m) Fair Value of Financial Instruments:

	Because of their short maturities, the carrying amounts for cash and cash equivalents, receivables, accounts payable, accrued expenses, and accrued salaries and employee benefits approximate fair value. The carrying amounts for capital leases and other obligations approximate fair value as the interest rates are substantially similar to rates which could be obtained currently for similar instruments.



 (n) Impairment of Long-Lived Assets:

	The Company periodically assesses the recoverability of assets based on its expectations of future profitability and undiscounted cash flow of the related operations, and when circumstances dictate, adjusts the carrying value of the asset. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles and property and equipment.

 (o) Stock Options:

	The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees", and related interpretations under which compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. In 1996, the Company elected to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

 (p) Net Earnings Per Common and Common Equivalent Share:

	Net earnings per common and common equivalent share were computed using the weighted average number of common and common equivalent shares (if dilutive) outstanding during the period.

 (q) Reclassifications:

	Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.  Business Combinations

	In July 1996, the Company acquired all of the outstanding equity securities of a retailer that operated stores under the trade name Pet Nosh in exchange for 645,553 shares of common stock. Pet Nosh operated eight pet food and supply stores located in New York, New Jersey and Connecticut.

	In October 1996, the Company acquired all of the outstanding equity securities of a retailer that operated stores under the trade name PETS USA in exchange for 231,153 shares of common stock. PETS USA operated four pet food and supply stores located in Colorado.

	Pet Nosh and PETS USA are collectively referred to as the "Other Pooled Companies."

	In December 1996, the Company acquired all of the outstanding equity securities of a retailer that operated stores under the trade name Pet Food Warehouse ("Pet Food Warehouse") in exchange for 2,052,190 shares of common stock. Pet Food Warehouse operated 32 pet food and supply stores located in Minnesota, Iowa, Wisconsin, North Dakota and South Dakota.

	The above transactions have been accounted for as poolings of interests and accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Pet Food Warehouse and the Other Pooled Companies. The Other Pooled Companies fiscal year ends have been changed from December 31 to the Saturday closest to


January 31 to conform to the Company's year end. The effect of the change in fiscal year ends was not material to the results of operations.

	Net sales and net earnings (loss) of the separate companies for the periods preceding the acquisitions were as follows:

                                                                     Net Earnings
                                                         Net Sales      (Loss)   x
Year ended January 28, 1995:
  PETCO, as previously reported                          $ 188,578    $   4,520
  Pet Food Warehouse                                        36,285       (2,194)
  Other Pooled Companies                                    18,976          440
    Combined                                             $ 243,839    $   2,766

Year ended February 3, 1996:
  PETCO, as previously reported                          $ 270,681    $   8,413
  Pet Food Warehouse (1)                                    61,095       (1,419)
  Other Pooled Companies                                    27,175          471
    Combined                                             $ 358,951    $   7,465

Year ended February 1, 1997:
  PETCO                                                  $ 423,454    $ (12,376)
  Pet Food Warehouse                                        63,876          644
  Other Pooled Companies                                    12,706           47
    Combined                                             $ 500,036    $ (11,685)
_______________
(1) In connection with the pooling of Pet Food Warehouse, an additional $3,674 of deferred tax assets were recognized.


	During fiscal 1994, the Company acquired a retailer of premium pet food and supplies in a purchase transaction with the fair market value of assets acquired of $5,274 and assumed liabilities of $1,569 with $3,705 of net cash invested in the acquisition. The excess of the cost over the fair market value of net assets acquired was $4,789, which has been recorded as goodwill and is being amortized over fifteen years.

	During fiscal 1995, the Company completed six acquisitions of retailers of premium pet food and supplies. All of these acquisitions were accounted for as purchases. The aggregate fair market value of assets acquired was $38,756 and assumed liabilities were $8,383 with $30,373 of net cash invested in the acquisition of these businesses. The excess of the aggregate cost over the fair market value of net assets acquired was $28,905 which has been recorded as goodwill and is being amortized over fifteen years.

	During fiscal 1996, the Company completed two acquisitions of retailers of premium pet food and supplies in transactions accounted for as purchases. The aggregate fair market value of assets acquired was $14,433 and assumed liabilities were $1,384 with $13,049 of net cash invested in the acquisition of these businesses of which $6,028 was expended subsequent to fiscal year end. The excess of the aggregate cost over the fair market value of net assets acquired was $11,293 which has been recorded as goodwill and is being amortized over fifteen years.

	The consolidated financial statements include the operating results from the closing date for each respective purchase acquisition.

	The following summary presents pro forma consolidated results of operations as if the purchase acquisitions of fiscal 1994 and 1995 occurred at the beginning of fiscal 1994 and 1995, and include adjustments for estimated amounts of goodwill amortization, reductions in selling, general and administrative and interest expense and income tax effects. The purchase acquisitions during fiscal 1996 did not materially affect results of operations and accordingly, pro forma results are not presented for fiscal 1996.

	The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future.

                                                     Year Ended        Year Ended
                                                  January 28, 1995  February 3, 1996
                                                             (unaudited)

     Net sales                                        $ 300,509        $ 400,763
     Net earnings                                         2,935            7,316
     Net earnings per common share                    $    0.29        $    0.50

	In fiscal 1995, merger and nonrecurring charges of $9,196 were recorded following acquisition activities. These charges were primarily associated with lease cancellations and closure of traditional stores located in the same markets as acquired stores, write-downs of certain assets, and the conversion and integration of certain acquired stores.

	In fiscal 1996, merger and nonrecurring charges of $37,208 were recorded following acquisition activities. These charges consisted of $7,182 of transaction costs, $22,224 of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $3,835 of reformatting, facility conversion and other integration costs and $3,967 of severance and other costs.

	Distributions to shareholders reflected in the accompanying Consolidated Statement of Stockholders' Equity reflect activities of the Other Pooled Companies.

3.  Revolving Credit Facility

	The Company has a Revolving Credit Facility with a commitment of up to $40,000 that expires December 6, 1998. Borrowings under the Revolving
Credit Facility are unsecured and bear interest, at the Company's option, at either the bank's reference rate or LIBOR plus 0.375% based on the Company's leverage ratio at February 1, 1997.

	At February 1, 1997, $573 of letters of credit secured insurance programs. No amounts were drawn on the letters of credit at February 1, 1997.

4.  Lease Commitments and Other Obligations

	The Company finances certain fixed assets under capital leases. There are approximately $15,400 and $23,200 in fixed assets financed through capital leases at February 3, 1996 and February 1, 1997, respectively. Accumulated amortization related to these financed assets was approximately $2,200 and $4,600 at February 3, 1996 and February 1, 1997, respectively.

	The Company leases warehouse and store facilities under operating leases. These operating leases generally have terms from three to ten years. Certain stores leases include additional contingent rental payments ranging from 2% to 6% of store revenues above defined levels. Contingent rentals incurred during fiscal years 1994, 1995, and 1996 were $31, $61 and $24, respectively.

	At February 1, 1997, the present value of future minimum payments for capital lease and other obligations, and minimum lease payments under noncancellable operating leases follows:

                                                Capital Leases
                                                   and Other    Operating
   Years                                          Obligations     Leases  x
   1997                                            $ 5,847       $ 54,986
   1998                                              5,167         52,580
   1999                                              4,328         49,265
   2000                                              3,012         47,306
   2001                                              1,384         45,639
   Thereafter                                        2,809        238,110

   Total minimum payments                           22,547       $487,886

   Less amount representing interest                 3,870

   Present value of net minimum capital
      lease and other obligations payments          18,677

   Less current portion of capital lease
      and other obligations                          4,575

   Capital lease and other obligations             $14,102

	Rent expense under operating leases for fiscal years 1994, 1995, and 1996 was approximately $24,305, $33,950, and $48,446, respectively.

5.  Equity

 (a) Senior Preferred Stock:

	The Company designated 60,000 shares of the authorized 2,000,000 shares of preferred stock as Senior Preferred Stock with a par value of $.0001 and liquidation value of $100 per share.

	Concurrent with the initial public offering in March 1994, all outstanding shares of the Senior Preferred Stock were exchanged for Common Stock. In March 1996, the Board of Directors authorized the removal of the designation of Senior Preferred Stock.

 (b) Junior Preferred Stock:

	The Company designated 108,378 shares of the authorized 2,000,000 shares of preferred stock as Junior Preferred Stock with a par value of $.0001 and liquidation value of $100 per share.

	Concurrent with the initial public offering in March 1994, all outstanding shares of Junior Preferred Stock were exchanged for Common Stock. In March 1996, the Board of Directors authorized the removal of the designation of Junior Preferred Stock.

 (c) Common Stock:

	In March 1996, the Board of Directors approved a three-for-two stock split of the Common Stock effective on April 15, 1996. All references to common share information in the accompanying consolidated financial statements and notes reflect recognition of these stock splits. In June 1996, the Company's stockholders approved an increase in the number of authorized shares to 100,000,000.

	In 1994, the Company completed public offerings of 5,254,135 common shares with net proceeds of $58,216. Concurrent with a public offering, remaining subordinated debt and related accrued interest and all preferred stock with a combined carrying value of $39,771 were exchanged for 4,607,144 shares of Common Stock.

	In 1995, the Company completed a public offering of 5,422,500 common shares. The Company sold 3,615,000 common shares and 1,807,500 common shares were sold by selling stockholders. Net proceeds to the Company from this offering were $46,807.

	In 1996, the Company completed a public offering of 5,335,000 common shares. The Company sold 2,892,758 common shares and 2,442,242 common shares were sold by selling stockholders. Net proceeds to the Company from this offering were $78,634.

	In 1994, 1995 and 1996, Pet Food Warehouse sold 1,522, 3,108, and 4,208 common shares, respectively, under its employee stock purchase plan which has been terminated.

 (d) Stock Options:

	In 1996, the Company assumed an employee stock option plan ("1993 Company Plan") from Pet Food Warehouse which provided for the granting of incentive and nonqualified stock options with exercise prices equal to their fair market values on their grant dates that become exercisable over various periods and expire five or six years after the date of grant. The common shares under this plan were adjusted to Company common shares based on the common share conversion rate per the merger agreement with Pet Food Warehouse. No future grants will be made under this plan.

	In February 1994, the Company's stockholders approved the 1994 Stock Option Plan ("1994 Company Plan") which provides for the granting of stock options, stock appreciation rights or restricted stock with respect to shares of Common Stock to executives and other key employees. Stock options may be granted in the form of incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. Stock option exercise prices must be equal to or greater than the fair market value of the Common Stock on the grant date.
In June 1996, the Company's stockholders approved an amendment to the 1994 Company Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 3.0% of the number of shares of Common Stock issued and outstanding as of the end of the immediately preceding fiscal year.

	In February 1994, the Company's stockholders approved the Directors 1994 Stock Option Plan ("Directors Plan") which provides for the granting of stock options to directors with respect to shares of Common Stock. Stock option exercise prices must be equal to the fair market value of the Common Stock on the grant date. In June 1995, the Company's stockholders approved an amendment to the Directors Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 0.1% of the number of shares of Common Stock issued and outstanding as of the end of the immediately preceding fiscal year.



Information regarding the stock option plans follows:


                                 1993 Company Plan                     1994 Company Plan          x
                                                  Weighted                              Weighted
                                                  Average                               Average
                                   Option Price   Exercise               Option Price   Exercise
                         Shares     Per Share      Price      Shares      Per Share       Price x
Outstanding at
  January 29, 1994       60,581   $ 8.05-$42.27   $  29.11        --               --         --
Granted                  55,410   $18.40-$27.05   $  19.11   563,409    $ 8.83-$10.33   $  10.32
Exercised                (4,658)  $       19.14   $  19.14        --               --         --
Cancelled                (4,830)  $23.05-$32.48   $  29.11   (14,964)   $ 8.83-$10.33   $  10.18

Outstanding at
  January 28, 1995      106,503   $ 8.05-$42.27   $  24.31   548,445    $       10.33   $  10.33
Granted                 166,846   $14.95-$24.75   $  18.08   155,505    $12.33-$18.33   $  12.57
Exercised                    --              --         --    (5,833)   $       10.33   $  10.33
Cancelled               (64,248)  $16.72-$27.23   $  24.31    (7,680)   $10.33-$12.33   $  11.49

Outstanding at
  February 3, 1996      209,101   $ 8.05-$42.27   $  19.73   690,437    $10.33-$18.33   $  12.58
Granted                  40,931   $18.40-$23.58   $  18.51   333,068    $       23.17   $  23.17
Exercised                  (190)  $16.68-$19.12   $  17.50   (49,926)   $       10.33   $  10.33
Cancelled               (41,136)  $ 8.05-$23.58   $  19.13   (47,473)   $10.33-$23.17   $  20.52

Outstanding at
  February 1, 1997      208,706   $14.95-$42.27   $  19.52   926,106    $10.33-$23.17   $  14.77

Exercisable at
  January 28, 1995       18,415   $ 8.05-$42.27   $  26.32   245,175    $       10.33   $  10.33
Exercisable at
  February 3, 1996       64,319   $ 8.05-$42.27   $  23.69   336,392    $       10.33   $  10.33
Exercisable at
  February 1, 1997      181,708   $14.95-$42.27   $  19.40   382,731    $       10.33   $  10.33

Available for grant at
  February 1, 1997           --                              678,657


                                  Directors Plan           x
                                                  Weighted
                                                  Average
                                   Option Price   Exercise
                         Shares     Per Share      Price  x
Outstanding at
  January 29, 1994           --              --         --
Granted                   4,500   $       10.33   $  10.33
Exercised                    --              --         --
Cancelled                    --              --         --

Outstanding at
  January 28, 1995        4,500   $       10.33   $  10.33
Granted                   6,000   $       12.33   $  12.33
Exercised                    --              --         --
Cancelled                    --              --         --

Outstanding at
  February 3, 1996       10,500   $10.33-$12.33   $  11.47
Granted                   3,000   $       31.67   $  31.67
Exercised                    --              --         --
Cancelled                    --              --         --

Outstanding at
  February 1, 1997       13,500   $10.33-$31.67   $  15.96

Exercisable at
  January 28, 1995        4,500   $       10.33   $  10.33
Exercisable at
  February 3, 1996       10,500   $10.33-$12.33   $  11.47
Exercisable at
  February 1, 1997       13,500   $10.33-$31.67   $  15.96

Available for grant at
  February 1, 1997       55,347



	Options were exercised under a Pet Food Warehouse plan not assumed by the Company for an additional 18,634 common shares in 1996.

	In March 1997, options for 598,660 shares were granted under the 1994 Company Plan which vest in March 2000 and are exercisable at $22.50 per share, and options for 3,000 shares were granted under the Directors Plan that were immediately exercisable at $22.50 per share.

 (e) Accounting for Stock Options:

	The Company accounts for stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which no compensation expense was recognized. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by approximately $740 or $0.05 per share during 1995, and the Company's net loss and loss per share would have been increased by $1,836, or $0.10 per share, during 1996. The pro forma change in net earnings (loss) reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma change in net earnings (loss) amounts presented above because compensation cost is reflected over the options vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. The weighted average fair value of the options granted during 1995 and 1996 were estimated as $9.43 and $12.25 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 66.0% and 52.7%, risk-free interest rate of 6.5% for both years, and an expected life of five years for all grants.

	The following table summarizes information about the options outstanding under all stock option plans at February 1, 1997:


                          Options Outstanding               Options Exercisable    x
                                Weighted
                                 Average     Weighted                    Weighted
   Range of                     Remaining    Average                     Average
   Exercise         Number     Contractual   Exercise       Number       Exercise
    Prices        Outstanding  Life (Years)   Price      Exercisable      Price   x
   $10-$20           767,434       6.4        $11.49        545,094       $11.72
   $20-$30           375,704       9.0        $23.15         27,827       $23.25
   $30-$45             5,174       8.2        $34.95          5,018       $35.02
                   1,148,312                                577,939

 (f) Warrants:

	In connection with Pet Food Warehouse's public offering completed in 1994, the Company received $1,757 from the exercise of warrants with respect to 209,686 common shares. In addition, underwriters received, for nominal consideration, warrants to purchase 21,738 common shares at $26.56 per share which are exercisable through February 24, 1999.



6.  Income Taxes

	Income taxes (benefit) consists of the following:

                                            Years Ended                x
                               January 28,   February 3,    February 1,
                                  1995          1996           1997    x
    Current:
      Federal                    $2,140       $  1,090       $    958
      State                         452            340            171
                                  2,592          1,430          1,129
    Deferred:
      Federal                      (520)       (14,486)        (4,934)
      State                        (103)          (402)            57
                                   (623)       (14,888)        (4,877)

    Income taxes (benefit)       $1,969       $(13,458)      $ (3,748)

	A reconciliation of income taxes at the federal statutory rate of 34% with the provision for income taxes (benefit) follows:

                                            Years Ended                x
                               January 28,   February 3,    February 1,
                                  1995          1996           1997    x
    Income taxes at federal
      statutory rate             $1,610       $ (2,038)      $ (5,247)
    Non-deductible expenses          --             --          1,316
    Restructured debt carrying
      value adjustment              (55)            --             --
    State taxes, net of federal
      tax benefit                   230            (62)           150
    Change in valuation
      allowance                     914        (11,809)            --
    Other                          (730)           451             33
                                 $1,969       $(13,458)      $ (3,748)

	The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

                                            Years Ended                x
                               January 28,   February 3,    February 1,
                                  1995          1996           1997    x
    Inventory                   $  (250)      $   (240)      $ (2,905)
    Deferred rent                  (305)          (420)        (1,035)
    Depreciation                    236          1,069          1,843
    Accrued fringes                 (93)          (161)          (343)
    Intangibles                     255            245           (178)
    Store closing costs            (210)        (1,182)        (1,833)
    Fixed assets                     --         (1,410)        (1,318)
    Benefit of net operating
      loss carryforwards         (1,068)          (156)         1,059
    Other                          (102)          (227)          (167)
    Change in valuation
      allowance                     914        (11,809)            --
    Prior year adjustments           --           (597)            --
                                $  (623)      $(14,888)      $ (4,877)


	Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets follow:

                                                      Years Ended       x
                                               February 3,   February 1,
                                                  1996          1997    x

Deferred tax liabilities:
  Depreciation                                   $  (575)     $(2,418)

Deferred tax assets:
  Inventory                                        1,490        4,395
  Deferred rent                                    1,719        2,754
  Accrued fringes                                    848        1,191
  Intangibles                                        375          553
  Store closing costs                              1,722        3,555
  Fixed assets                                     1,410        2,728
  Net operating loss carryforwards                 6,664        5,605
  Other                                              541          708
  Total deferred tax assets                       14,769       21,489
Net deferred tax assets                          $14,194      $19,071

	Following the resolution of the Internal Revenue Service examination of certain of the Company's federal income tax returns during the year ended February 3, 1996, the existing valuation allowance of $11,809 was eliminated and income taxes provided in prior years adjusted. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

	At February 1, 1997, the Company has available net loss carryforwards of $14,884 for federal income tax purposes, which begin expiring in 2004, and $8,922 for state income tax purposes, which begin expiring in 1997.

7.  Disposal of Stores

	In November 1995, Pet Food Warehouse sold certain assets of its eight retail stores in Michigan and Ohio for $2,426 in cash pursuant to an Asset Purchase Agreement and Addendum (the Agreements). The Agreements provided for the sale of certain assets used in the operation of the Michigan and Ohio stores and the assumption of certain liabilities by the buyer. The sale of these assets resulted in a loss on the sale of stores of $3,500 in the fourth quarter of fiscal 1995 from, among other things, rent concessions and the loss on disposal of inventory and property and equipment. Pursuant to the Agreements, if the buyer defaults under the sublease arrangements, the Company is contingently liable for amounts owing under the lease agreements.
8.  Related Party Transactions

	The Company recognized interest expense on subordinated debt obligations to stockholders of $683 during fiscal 1994.

9.  Employee Savings Plan

	The Company has an employee savings plan which permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Effective January 1, 1996, the Company adopted a matching provision for 25% of the first 4% of compensation that is contributed by all participating employees. In connection with the required match, the Company's contribution to the plan was $58 in 1996. Prior to 1996, there was no matching contribution.

10. Commitments and Contingencies

	Because of the nature of its activities, the Company is subject to legal actions which arise out of the normal course of business. In the opinion of management, based in part upon the advice of outside counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.



EXHIBIT INDEX

                                                                      Sequentially
                                                                        Numbered
Number                            Document                                 Page   x
  2.1   Agreement and Plan of Merger, dated as of October 3, 1996, by and among Petco, PASI Acquisition Corp. and Pet Food
        Warehouse, Inc. (1)
  3.1   Amended and Restated Certificate of Incorporation, as
        amended. (1)
  3.2   Amended and Restated By-Laws. (2)
  4.1   Form of Common Stock Certificate. (2)
 10.1   Employment Letter Agreement, dated October 3, 1996, by and between Petco and Marvin W. Goldstein. (1)
 10.2   Form of Affiliate Agreement by and between Petco and
        affiliates of Pet Food Warehouse, Inc. (1)
 10.3   Stockholder's Agreement entered into as of April 19, 1991, between the Company and the stockholders identified
        therein. (2)
 10.4   Common Stock Subscription Agreements, dated April 19, 1991, between the Company and various stockholders identified
        therein. (2)
 10.5   Preferred Stock Subscription Agreements, dated April 19, 1991, between the Company and various stockholders identified
        therein. (2)
 10.6   Term loan Agreement, dated January 29, 1996, between the
        Company and Union Bank. (3)
 10.7   First Amendment to Term loan Agreement, dated April 24, 1997, between the Company and Union Bank.(4)
 10.8   Revolving Loan Agreement, dated December 6, 1996, between
        the Company and Union Bank. (4)
 10.9   Distribution Center Lease, dated March 24, 1994, between the
        Company and The Principal Mutual Life Insurance Company for
        10401 Seventh Street, Rancho Cucamonga, California. (5)
 10.10  Distribution Center Lease, dated August 12, 1994, between the
        Company and John Kaiseratt for 515 113th Street, Arlington,
        Texas. (5)
 10.11  Distribution Center Lease, dated September 24, 1991, between the Company and S-H-Eddy-Souther #238 Partners for 11006 N.E.
        37th Circle, Vancouver, Washington. (2)
 10.12  Distribution Center Lease, dated August 3, 1992, between the
        Company and Isaac Heller for 2-A Corn Road, Dayton, New
        Jersey. (2)
 10.13  Distribution Center Lease, dated October 25, 1995, between the
        Company and Stockton 215 Venture for 8616 Elder Creek Road,
        Sacramento, California. (3)
 10.14  Executive Management Agreement, as amended, dated July 20,
        1988, between the Company and The Spectrum Group. (2)
 10.15  The 1994 Stock Option and Restricted Stock Plan for Executive
        and Key Employees of Petco Animal Supplies, Inc., as
        amended. (6)
 10.16  First Amendment to 1994 Stock Option and Restricted Stock
        Plan for Executive and Key Employees of Petco Animal
        Supplies, Inc. (4)
 10.17  Employment Agreement, dated March 17, 1996, between the
        Company and Brian K. Devine. (3)
 10.18  Petco Animal Supplies 401(k) Plan. (2)
 10.19  Master Equipment Lease Agreement, dated October 19, 1992, between the Company and Sanwa Business Credit Corporation. (2)
 10.20  Master Equipment Lease Agreement, dated September 21, 1994, between the Company and General Electric Credit
        Corporation. (5)
 10.21  Master Equipment Lease Agreement, dated March 10, 1995, between the Company and KeyCorp Leasing Ltd. (3)
 10.22  Master Lease Agreement, dated December 27, 1995, between the
        Company and Newcourt Financial USA, Inc. (3)
 10.23  Master Lease Agreement, dated September 28, 1995, between the
        Company and USL Capital Corporation. (3)
 10.24  Master Equipment Lease Agreement, dated November 15, 1995, between the Company and Fleet Credit Corporation. (3)
 10.25  Petco Animal Supplies, Inc. Group Benefit Plan, dated July 29,
        1991, as amended. (3)
 10.26  First Amendment to Stockholders' Agreement, dated as of March
        1994. (5)
 10.27  Petco Animal Supplies, Inc. Directors' 1994 Stock Option Plan,
        as amended. (3)
 10.28  Form of Indemnification Agreement between the Company and certain officers and directors. (2)
 10.29  Form of Petco Animal Supplies, Inc. Nonstatutory Stock Option
        Agreement. (2)
 10.30  Form of Petco Animal Supplies, Inc. Incentive Stock Option
        Agreement.  (2)
 10.31  Form of Petco Animal Supplies, Inc. Restricted Stock
        Agreement. (2)
 10.32  Form of Petco Animal Supplies, Inc. Nonstatutory Stock Option
        Agreement (Directors' 1994 Stock Option Plan).  (2)
 10.33  Agreement for Purchase of Assets, dated June 16, 1995, between the Company and Pet Metro, Inc. (7)
 10.34  Stock Purchase Agreement, dated October 28, 1995, among the
        Company, New England Serum Company, Inc., Andrew S. Katz, The
        Andrew S. Katz Family Trust, The Debra E. Katz Family Trust
        and Just for Pets Superstores, Inc. (8)
 10.35  Stock Purchase Agreement, dated October 29, 1995, among the
        Company, Peter Chernis, Edward Field, Jeffrey Ross, Bryan
        Shlager, Paul Sudman and Pet Supply Depot, Inc. (8)
 21.1   Subsidiaries of the registrant. (4)
 23.1   Consent of KPMG Peat Marwick LLP. (4)
 23.2   Consent of Arthur Andersen LLP. (4)
 27.1   Financial Data Schedule. (4)

_____________
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 dated October 23, 1996, File No. 333-14699, including Amendment No. 1 thereto dated November 20, 1996.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated January 13, 1994, File No. 33-77094, including Amendment No. 1 thereto dated February 24, 1994 and Amendment No. 2 thereto dated March 11, 1994.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated April 4, 1996, File No. 333-3156, including Amendment No. 1 thereto dated April 24, 1996.
(4) Filed herewith.
(5) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated March 31, 1995, File No. 33-90804, including Amendment No. 1 thereto dated April 27, 1995.
(6) Filed as an exhibit to the Company's Proxy Statement dated May 24, 1996 relating to the 1996 Annual Meeting of Stockholders of Petco.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K dated August 23, 1995.
(8) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 15, 1995, as amended.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1997.

                                  PETCO ANIMAL SUPPLIES, INC.


                                  By:          BRIAN K. DEVINE            x
                                     Brian K. Devine
                                     President and Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                      Date


/s/BRIAN K. DEVINE        Chairman of the Board, President   April 30, 1997
Brian K. Devine           and Chief Executive Officer
                          (Principal Executive Officer)

/s/RICHARD C. ST. PETER   Executive Vice President, Chief    April 30, 1997
Richard C. St. Peter      Financial Officer and Secretary
                          (Principal Financial Officer)

/s/JAMES M. MYERS         Senior Vice President, Finance     April 30, 1997
James M. Myers            (Principal Accounting Officer)


/s/C. HUNTER BOLL         Director                           April 30, 1997
C. Hunter Boll


/s/ANDREW G. GALEF        Director                           April 30, 1997
Andrew G. Galef


/s/SHAHAN D. SOGHIKIAN    Director                           April 30, 1997
Shahan D. Soghikian


/s/PETER M. STARRETT      Director                           April 30, 1997
Peter M. Starrett


Exhibit 21.1


PETCO ANIMAL SUPPLIES, INC.

SUBSIDIARIES

                      Name                            Jurisdiction of Incorporation

International Pet Supplies and Distribution, Inc.              California

Pet Nosh Consolidated Co., Inc.                                 New York


Exhibit 23.1



The Board of Directors
Petco Animal Supplies, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-82302, 33-95352 and 333-04442) on Form S-8 and (No. 333-14699) on
Post-Effective Amendment No. 1 on Form S-8 to Form S-4 of Petco Animal Supplies, Inc. of our report dated March 24, 1997, relating to the consolidated balance sheets of Petco Animal Supplies, Inc. and subsidiaries as of February 3, 1996 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended February 1, 1997, which report appears in the February 1, 1997, annual report on Form 10-K of Petco Animal Supplies, Inc.


                                        KPMG Peat Marwick LLP

San Diego, California
April 28, 1997



Exhibit 23.2


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the inclusion of our report dated March 15, 1996 on the financial statements of Pet Food Warehouse, Inc. (which are included in the restated pooled financial statements of Petco Animal Supplies, Inc.) in this Form 10-K of Petco Animal Supplies, Inc. It should be noted that we have not audited any financial statements of Pet Food Warehouse, Inc. subsequent to February 3, 1996 or performed any audit procedures subsequent to the date of our report.


                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
April 28, 1997