Form 10-Q
period 1997-05-03
PETCO ANIMAL SUPPLIES INC
filed 1997-06-16
CIK 888455

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

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

                         Title				     	        Date			Outstanding

Common Stock, $.0001 Par Value			June 12, 1997   			 18,659,034







PETCO Animal Supplies Inc.

Index

Part I  Financial Information							        Page

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets at February 1, 1997
         and May 3, 1997                                                    3

        Consolidated Statements of Operations for the thirteen
         weeks ended May 4, 1996 and May 3, 1997                            4

        Consolidated Statements of Cash Flows for the
         thirteen weeks ended May 4, 1996 and May 3, 1997                   5

        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

Item 3. Quantitative and Qualitative Disclosures About Market Risk         10


Part II Other Information

Item 6. Exhibits and Reports on Form 8-K						   10


Signatures                                                                 11






PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

                                             February 1,     May 3,
                                                1997          1997
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                   $ 42,932     $  18,577
  Receivables                                    7,212         8,990
  Inventories                                   68,498        76,075
  Other current assets                           1,976         2,076
    Total current assets                       120,618       105,718

Fixed assets, net                               96,374       103,800
Goodwill                                        42,408        41,643
Deferred tax assets                             19,071        19,071
Other assets                                     1,877         1,825
                                              $280,348      $272,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 36,090      $ 29,224
  Accrued expenses                              17,067        14,879
  Accrued salaries and employee benefits         9,096         8,555
  Revolving credit facility                         --            --
  Current portion of capital lease and
    other obligations                            4,575         4,652
    Total current liabilities                   66,828        57,310

Capital lease and other obligations,
   excluding current portion                    14,102        13,036
Accrued store closing costs                      8,691         8,046
Deferred rent                                    6,103         6,601

Stockholders' equity:
  Common Stock, $.0001 par value, 100,000,000
   shares authorized, 18,609,978 and
   18,618,988 shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   236,766       236,868
  Accumulated deficit                          (52,144)      (49,806)
    Total stockholders' equity                 184,624       187,064

Commitments and contingencies
                                              $280,348      $272,057

See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

                                                     Thirteen weeks ended
                                                      May 4,      May 3,
                                                       1996        1997   x

Net sales                                          $  111,103  $  143,422

Cost of sales and occupancy costs                      83,939     107,596

    Gross profit                                       27,164      35,826

Selling, general, and  administrative expenses         24,438      31,860

	    Operating income                                    2,726       3,966

Interest expense, net                                     284          37

    Earnings before income taxes                        2,442       3,929

Income taxes                                              909       1,591

	    Net earnings                                   $    1,533  $    2,338

Net earnings per common and common
    equivalent share                               $     0.10  $     0.13

Weighted average number of common and common
    equivalent shares outstanding                  15,809,147  18,613,747

See accompanying notes to consolidated financial statements.






PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                      Thirteen weeks ended  x
                                                       May 4,        May 3,
                                                        1996          1997   x

Cash flows from operating activities:
Net earnings                                         $  1,533      $  2,338
Depreciation and amortization                           3,281         4,663
Deferred taxes                                             34            --
Changes in assets and liabilities:
  Receivables                                           1,352        (1,778)
  Inventories                                          (8,546)       (7,577)
  Other assets                                           (752)          (58)
  Accounts payable                                     (1,739)       (6,866)
  Accrued expenses                                       (656)       (2,188)
  Accrued salaries and employee benefits                   35          (541)
  Accrued store closing costs                          (3,311)         (645)
  Deferred rent                                           473           498
  Other                                                    --           312
    Net cash used in operating activities              (8,296)      (11,842)

Cash flows from investing activities:
  Additions to fixed assets                            (6,521)      (11,626)
  Net cash invested in acquisitions of businesses      (7,788)           --
    Net cash used in investing activities             (14,309)      (11,626)

Cash flows from financing activities:
  Borrowings under other obligations                      523            --
  Repayment of capital lease and other obligations       (905)         (989)
  Proceeds from the issuance of common stock           69,950           102
  Distributions to shareholders                          (510)           --
    Net cash provided by (used in) financing
      activities                                       69,058          (887)


Net increase (decrease) in cash and cash equivalents   46,453       (24,355)
Cash and cash equivalents at beginning of year         15,740        42,932
Cash and cash equivalents at end of period           $ 62,193      $ 18,577



See accompanying notes to consolidated financial statements


PETCO ANIMAL SUPPLIES, INC.

Notes to Consolidated Financial Statements

Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present the
financial position, results of operations and cash flows as of May 3, 1997 and for the periods ended May 4, 1996 and May 3, 1997. Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 4, 1996 and May 3, 1997, are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the
Saturday closest to January 31, resulting in years of either 52 or 53 weeks.
 All
references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1996 refer to the fiscal year beginning on February 4, 1996 and ending on February 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1996 included in the Company's Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission on April 30, 1997.

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

The Company also acquired eight Pet Nosh stores in July 1996, four PETS USA stores in October 1996 and thirty-two Pet Food Warehouse stores in December 1996,
(collectively, the "Pooled Companies") all of which were accounted for as poolings of interests and, therefore, all prior period financial statements have
been restated. A reconciliation reflecting the combination of the previously reported results of the Company with the results of the Pooled Companies follows
(in thousands):

                                                       Pooled
                                            PETCO     Companies     Combined

Thirteen weeks ended May 4, 1996
   Net sales                               $ 86,956    $ 24,147    $ 111,103
   Net earnings                               1,332         201        1,533

Distributions to shareholders reflected in the accompanying Consolidated Statements of Cash Flows are related to activities of the Pooled Companies.




Note 3 - Net Earnings Per Share

Net earnings per common and common equivalent share are computed by dividing net
earnings by the weighted average number of common and common equivalent shares outstanding during the period.

For the thirteen weeks ended May 4, 1996 and May 3, 1997, common equivalent shares were not included as their effects would not be materially dilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company currently utilizes both superstore and traditional store formats
 and
follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions,
 and
has closed underperforming stores. At May 3, 1997, the Company operated 341 stores, including 285 superstores, in 22 states and the District of Columbia.
  At
May 4, 1996, the Company operated 299 stores, of which 227 were superstores.

As a result of the Company's plan to open approximately 40 to 50 superstores this year, including conversions of existing traditional stores into superstore formats and excluding acquisitions, the Company anticipates certain costs to increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company expects continued downward pressure on its gross profit as a percentage of sales from higher occupancy costs in new stores and increased competitive pressures in certain markets. This trend should be offset, however, by increased sales from maturing stores and the benefit of expanded merchandise assortments in existing stores. Increased payroll, advertising and other store level expenses as a percentage of sales in new stores should also contribute to lower store operating margins. In addition, the Company charges preopening costs associated with each new superstore to earnings as incurred. Therefore, the Company expects that the opening of a large
number of new superstores in a given quarter may adversely impact its quarterly results of operations for that quarter.

In March 1996, the Company assumed lease obligations and purchased all tangible personal property and inventory used in connection with eight pet food and supply stores operated under the trade name P.T. Moran. The Company also acquired eight
Pet Nosh stores in July 1996, four PETS USA stores in October 1996 and thirty-two
Pet Food Warehouse stores in December 1996, all of which were accounted for as poolings of interests and, therefore, all prior period financial statements have
been restated. Although the Company does not expect the results of these stores to be dilutive on fiscal 1997 operating results, there can be no assurances these
stores can achieve their anticipated profitability.

The Company's business is also subject to some seasonal fluctuations. Historically, the Company has realized a higher portion of its net sales during the fourth quarter and a lower portion of its net sales in the third quarter.




Results of Operations

First Quarter 1997 Compared to First Quarter 1996

Net sales increased 29.1% to $143.4 million for the thirteen weeks ended May 3, 1997, ("first quarter 1997") from $111.1 million for the thirteen weeks ended May
4, 1996, ("first quarter 1996").  The increase in net sales in first quarter
 1997
resulted primarily from the addition of 66 superstores, including the conversion
of 19 traditional stores into superstores, partially offset by the closing of
 24
stores in the past year, and a comparable store net sales increase of 14.0%.
  The
comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $20.4 million, or 63.2% of the net sales increase, and $11.9 million, or 36.8% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit, defined as net sales less cost of sales including occupancy costs, increased to $35.8 million in first quarter 1997 from $27.2 million in first quarter 1996. As a percentage of sales, gross profit increased to 25.0% in first quarter 1997 from 24.5% in first quarter 1996. This increase reflects a better sales mix, increased occupancy leverage and lowered distribution expenses related to the more efficient operation of the Company's central distribution facility during the current period.

Selling, general and administrative expenses increased $7.5 million to $31.9 million in first quarter 1997 from $24.4 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses increased to 22.2%
 in
first quarter 1997 from 22.0% in first quarter 1996 primarily due to increased operating costs of larger and more immature superstores in the store base.

Operating income in first quarter 1997 increased 48.1% to $4.0 million compared to $2.7 million in first quarter 1996 and increased as a percentage of net sales to 2.8% in first quarter 1997 from 2.4% in first quarter 1996.

Income taxes were $1.6 million in first quarter 1997, compared to $0.9 million in
first quarter 1996.

Net earnings increased 53.3% to $2.3 million, or $0.13 per share, for the first quarter 1997 from $1.5 million, or $0.10 per share, for the same period last year.


Liquidity and Capital Resources

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At May 3, 1997, total assets were $272.1 million, of which $105.7 million were current assets. Net cash used in operating activities was $11.8 million for the first quarter 1997 and $8.3 million for the same period of the prior year. The Company's sales are substantially on a cash basis, therefore cash flow generated from operating stores provides a significant source of liquidity to the Company.
The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the first quarter 1996 the Company acquired one retailer of pet food and supplies with net
cash of $7.8 million invested in the acquisition of this business.  Cash used in
investing activities was $11.6 million for the first quarter 1997 and $14.3 million for the same period of the prior year.

The Company also finances some of its purchases of equipment and fixtures through
capital leases and other obligations. Purchases of $1.8 million of fixed assets were financed in this manner during the first quarter 1996. The Company believes that additional sources of capital lease and other financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its
expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and the conversion of traditional stores into superstores. During the first quarter 1996, net proceeds of $70.0 million were obtained from a public offering of common stock to provide funds for the Company's expansion program, the acquisition of related businesses and for working capital requirements.

The Company has a Revolving Credit Facility with a commitment of up to $40.0 million which expires December 6, 1998. Borrowings under this facility are unsecured and bear interest, at the Company's option, at either the bank's reference rate or LIBOR plus 0.375% based on the Company's leverage ratio at
 May
3, 1997. At May 3, 1997 the Company had no outstanding borrowings under this facility. The Revolving Credit Facility contains certain affirmative and negative covenants related to debt, interest and fixed charges coverage and consolidated net worth.

As of February 1, 1997, the Company had available net operating loss carryforwards of $14.9 million for federal income tax purposes, which begin expiring in 2004, and $8.9 million for state income tax purposes, which begin expiring in 1997.

The Company anticipates that funds generated by operations, funds available under
the Revolving Credit Facility, currently available vendor financing and capital lease and other obligation financing will be sufficient to finance its continued operations and planned store openings for at least the next twelve months.


Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q that are not historical
fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause
the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These factors are discussed under the caption "Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Part II. Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

1.	Exhibits

	(a)	27.1 Financial Data Schedule (filed electronically only)

2.	Reports on Form 8-K

	(a)	The Company filed no reports on Form 8-K during the thirteen weeks ended May 3, 199





Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							PETCO ANIMAL SUPPLIES, INC.


							By:  /s/ James M. Myers
							      James M. Myers
							      Senior Vice President Finance
							       and Chief Accounting Officer

								Date:  June 16, 1997