Form 10-Q
period 1997-08-02
PETCO ANIMAL SUPPLIES INC
filed 1997-09-12
CIK 888455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

_________________


Commission file number: 0-23574


PETCO ANIMAL SUPPLIES, INC.
(Exact name of registrant as specified in its charter)

          Delaware					                      		     	33-0479906
(State or other jurisdiction of							              (I.R.S. Employer
incorporation or organization)						             Identification No.)


9125 Rehco Road, San Diego, California                    92121
				(Address of principal executive office)             (Zip Code)
(619) 453-7845
(Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   No  ___

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

             Title				     	          Date		            	Outstanding
Common Stock, $.0001 Par Value			September 8, 1997       19,018,175







PETCO Animal Supplies, Inc.
Form 10-Q
For the Quarter Ended August 2, 1997
Index

Part I  Financial Information                             							        Page

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at February 1, 1997
            and August 2, 1997                                              3

            Consolidated Statements of Operations for the thirteen
            and twenty-six weeks ended August 3, 1996 and
            August 2, 1997                                                  4

            Consolidated Statements of Cash Flows for the twenty-six
            weeks ended August 3, 1996 and August 2, 1997		                 5

            Notes to Consolidated Financial Statements                      6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk	    12

Part II Other Information

    Item 4. Submission of Matters to a Vote of Security Holders            12

    Item 6. Exhibits and Reports on Form 8-K					                          12


Signatures                                                                 13






















PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

                                             February 1,   August 2,
                                                1997          1997
ASSETS	   (unaudited)
Current assets:
  Cash and cash equivalents                   $ 42,932      $  6,992
  Receivables                                    7,212        10,855
  Inventories                                   68,498        86,005
  Other current assets                           1,976         2,939
    Total current assets                       120,618       106,791

Fixed assets, net                               96,374       113,562
Goodwill                                        42,408        40,878
Deferred tax assets                             19,071        19,071
Other assets                                     1,877         1,701
                                              $280,348      $282,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 36,090      $ 35,057
  Accrued expenses                              17,067        19,935
  Accrued salaries and employee benefits         9,096         9,211
  Revolving credit facility                         --            --
  Current portion of capital lease and
    other obligations                            4,575         4,460
    Total current liabilities                   66,828        68,663

Capital lease and other obligations,
   excluding current portion                    14,102        13,219
Accrued store closing costs                      8,691         6,747
Deferred rent                                    6,103         6,995

Stockholders' equity:
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 18,609,978 and
   18,995,302 shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   236,766       240,513
  Accumulated deficit                          (52,144)      (54,136)
    Total stockholders' equity                 184,624	       186,379
                                               _______       _______
                                              $280,348      $282,003

See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

                               Thirteen weeks ended   Twenty-six weeks ended
                         					 August 3,   August 2,   August 3,   August 2,
                                 1996        1997       1996         1997

Net sales                     $  120,585  $  148,871  $  231,687  $  292,292

Cost of sales and
 occupancy costs                  89,358     109,746     173,296     217,341

    Gross profit                  31,227      39,125      58,391      74,951

Selling, general, and
 administrative expenses          26,602      31,352      51,040      63,212

Merger and business integration
 costs                            14,945       9,441      14,945       9,441

	    Operating income (loss)      (10,320)     (1,668)     (7,594)      2,298

Interest income (expense)            277        (272)         (7)       (310)

    Earnings (loss) before
     income taxes                (10,043)     (1,940)     (7,601)      1,988

Income taxes (benefit)            (3,304)        (78)     (2,395)      1,513

	    Net earnings (loss)       $   (6,739) $   (1,862) $   (5,206) $      475

Net earnings (loss) per common
 and common equivalent share  $    (0.36)  $   (0.10) $    (0.30) $     0.03

Weighted average number of
 common and common equivalent
 shares outstanding           18,509,248  18,901,532	17,159,198  18,757,640

See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                     Twenty-six weeks ended
                                                     August 3,     August 2,
                                                       1996          1997
Cash flows from operating activities:
Net earnings (loss)                                  $ (5,206)     $    475
Depreciation and amortization                           7,070         9,691
Deferred taxes                                         (2,256)           --
Changes in assets and liabilities:
  Receivables                                            (105)       (3,643)
  Inventories                                         (10,200)      (16,269)
  Other current assets                                   (574)         (963)
  Other assets                                           (353)          208
  Accounts payable                                     (3,176)       (2,920)
  Accrued expenses                                      1,961         1,621
  Accrued salaries and employee benefits                  327           115
  Accrued store closing costs                           2,322        (1,443)
  Deferred rent                                        (1,373)          762
  Other                                                   270           493
    Net cash used in operating activities             (11,293)      (11,873)

Cash flows from investing activities:
  Additions to fixed assets                           (16,369)      (23,891)
  Net cash invested in acquisitions of businesses	      (7,788)           --
    Net cash used in investing activities             (24,157)      (23,891)

Cash flows from financing activities:
	  Repayment of capital lease and other obligations       (866)       (2,288)
  Proceeds from the issuance of common stock           79,188         1,704
  Distributions to shareholders                          (516)           --
    Net cash provided by (used in) financing
       activities                                      77,806          (584)

Net increase(decrease) in cash and cash equivalents    42,356       (36,348)
Cash and cash equivalents at beginning of year         15,740        42,932
Cash and cash equivalents at beginning of year
   of immaterial pooling of interests                      --           408

Cash and cash equivalents at end of period           $ 58,096      $  6,992



See accompanying notes to consolidated financial statements


PETCO ANIMAL SUPPLIES, INC.

Notes to Consolidated Financial Statements


Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of August 2, 1997, and for the periods ended August 3, 1996 and August 2, 1997. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended August 3, 1996 and August 2, 1997, are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
For example, references to fiscal 1996 refer to the fiscal year beginning on February 4, 1996 and ending on February 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1996 included in the Company's Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission on April 30, 1997.

Note 2 - Acquisitions

During fiscal 1996, the Company completed two acquisitions of retailers of pet food and supplies in transactions accounted for as purchases. The aggregate fair
market value of assets acquired was $14,433 and assumed liabilities were $1,384 with $13,049 of net cash invested in the acquisition of these businesses. The excess of the aggregate cost over the fair market value of net assets acquired was $11,293 which was recorded as goodwill and is being amortized over fifteen years. The consolidated financial statements include the operating results from
the closing date for each respective purchase acquisition.

The Company acquired eight pet food and supply stores operated under the tradename Pet Nosh in July 1996 in a transaction accounted for as a pooling of interests. All prior period financial statements have previously been restated for this acquisition.

The company acquired four pet food and supply stores operated under the tradename
PETS USA in October 1996 and thirty-two pet food and supply stores operated under
the tradename Pet Food Warehouse in December 1996 (collectively, the "Pooled Companies"), with these acquisitions accounted for as poolings of interests. Consolidated financial statements for the periods presented have been restated to include the financial position and results of operations and cash flows of the Pooled Companies.



Net sales and net earnings (loss) for PETCO and the Pooled Companies for the periods preceding the acquisitions were as follows:
                                                       Pooled
                                            PETCO     Companies     Combined

Thirteen weeks ended August 3, 1996
   Net sales                               $103,571    $ 17,014    $120,585
   Net earnings (loss)                       (7,050)        311      (6,739)

Twenty-six weeks ended August 3, 1996
   Net sales                                197,272      34,415     231,687
   Net earnings (loss)                       (5,917)        711      (5,206)

In July 1997, the Company acquired four pet food and supply stores operated under
the tradename Super Pets. This acquisition was accounted for as a pooling of interests with its financial position and results of operations and cash flows for the thirteen weeks ended August 2, 1997 included in the accompanying consolidated financial statements. Previously reported financial statements have not been restated to include results of the acquired company's operations as revenues and results of operations prior to the acquisition were not material to
the consolidated financial results of the Company.

Distributions to shareholders reflected in the accompanying Consolidated Statements of Cash Flows are related to activities of acquired companies.

Following the acquisition of Pet Nosh in July 1996, the Company recorded merger and business integration costs of $14.9 million during the thirteen weeks ended August 3, 1996. These costs include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.

Following the acquisitions in the latter part of the prior year and Super Pets during July 1997, the Company recorded merger and business integration costs of $9.4 million during the thirteen weeks ended August 2, 1997. These costs include
transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.


Note 3 - Net Earnings (Loss) Per Share

Net earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss) by the weighted average number of common and common
equivalent shares outstanding during the period.

For the thirteen and twenty-six weeks ended August 3, 1996 and August 2, 1997, common equivalent shares were not included as their effect would not be materially dilutive.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions, and has closed underperforming stores. At August 2, 1997, the Company operated 346 stores, including 294 superstores, in 22 states and the District of Columbia.
  At
August 3, 1996, the Company operated 301 stores, of which 233 were superstores.

As a result of the Company's plan to open approximately 40 superstores this year,
including conversions of existing traditional stores into superstore formats
 and
excluding acquisitions, the Company anticipates certain costs to increase as a percentage of sales in the near term. In addition, the timing of new superstore
openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company expects continued downward pressure on its gross profit as a percentage of sales from higher occupancy costs in new stores and increased competitive pressures in certain markets. This trend should be offset, however, by increased sales from maturing stores and the benefit of expanded merchandise assortments in existing stores. Increased payroll, advertising and other store level expenses as a percentage of sales in new stores should also contribute to lower store operating margins. In addition, the Company charges preopening costs associated with each new superstore to earnings as incurred. Therefore, the Company expects that the opening of a large number of new superstores in a given quarter may adversely impact its quarterly results of operations for that quarter.

The Company assumed lease obligations and purchased all tangible personal property and inventory used in connection with eight pet food and supply stores operated under the tradename P.T. Moran in March 1996 and ten pet food and supply
stores operated under the tradename Pet Supply Warehouse in January 1997. The Company also acquired eight pet food and supply stores operated under the tradename Pet Nosh in July 1996, four pet food and supply stores operated under the tradename PETS USA stores in October 1996, thirty-two pet food and supply stores operated under the tradename Pet Food Warehouse in December 1996, and four pet food and supply stores operated under the tradename Super Pets in July 1997, all of which were accounted for as poolings of interests. Although the Company does not expect the results of these stores to be dilutive to fiscal
 1997
operating results, there can be no assurances these stores can achieve their anticipated profitability.

The Company's business is also subject to some seasonal fluctuations. Historically, the Company has realized a higher portion of its net sales during the fourth quarter and a lower portion of its net sales in the third quarter.

Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996

Net sales increased 23.5% to $148.9 million for the thirteen weeks ended August 2, 1997 ("second quarter 1997") from $120.6 million for the thirteen weeks ended
August 3, 1996 ("second quarter 1996"). The increase in net sales in second quarter 1997 resulted primarily from the addition of 71 superstores, including the conversion of 20 traditional stores into superstores, and was partially offset by the closing of 26 stores in the past year, and a comparable store net sales increase of 12.4%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $17 million, or 60.1% of the net sales increase, and $11.3 million, or 39.9% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit, defined as net sales less cost of sales including occupancy costs, increased $7.9 million to $39.1 million in second quarter 1997 from $31.2 million in second quarter 1996. As a percentage of sales, gross profit increased to 26.3%
in second quarter 1997 from 25.9% in second quarter 1996. This increase reflects greater purchasing leverage during the current period.

Selling, general and administrative expenses increased $4.8 million to $31.4 million in second quarter 1997 from $26.6 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses decreased to 21.1% in second quarter 1997 from 22.1% in second quarter 1996 primarily due to better cost controls at the store level during the current period.

Merger and business integration costs of $9.4 million were recorded in second quarter 1997 following the acquisitions of Pet Food Warehouse, Pet Supply Warehouse and Pets USA in the latter part of the prior year and Super Pets during
the second quarter 1997. Merger and business integration costs of $14.9 million were recorded in second quarter 1996 following the acquisition of P.T. Moran,
 Pet
Nosh and leases of four former Herman's Sporting Goods locations.

Operating loss in second quarter 1997 was $1.7 million compared to an operating loss of $10.3 million in second quarter 1996. Operating income, excluding merger
and business integration costs, on a comparable basis, increased to $7.8 million
in second quarter 1997 from $4.6 million in second quarter 1996 and increased as a percentage of net sales to 5.2% in second quarter 1997 from 3.8% in second quarter 1996.

Net interest expense was $0.3 million for the second quarter 1997 compared to net
interest income of $0.3 million for the second quarter 1996.

Income tax benefit was $0.1 million in second quarter 1997, compared to $3.3 million in second quarter 1996. Income tax benefit reflects the benefit of the loss before income taxes for the second quarter 1997 and 1996.

Net loss was $1.9 million for the second quarter 1997 compared with a net loss of
$6.7 million for the same period last year. Net earnings, excluding merger and business integration costs and related tax benefits, on a comparable basis, increased 55% to $4.5 million, or $0.24 per share, for the second quarter 1997 compared to $2.9 million, or $0.16 per share, for the second quarter 1996.

Twenty-six Weeks Ended August 2, 1997 Compared to Twenty-six Weeks Ended August 3, 1996

Net sales increased 26.2% to $292.3 million for the twenty-six weeks ended August
2, 1997 from $231.7 million for the twenty-six weeks ended August 3, 1996. The increase in net sales resulted primarily from the addition of 71 superstores, including the conversion of 20 traditional stores into superstores, and was partially offset by the closing of 26 stores in the past year, and a comparable store net sales increase of 13.2%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $37.4 million, or 61.7% of the net sales increase, and $23.2 million, or 38.3% of the net sales increase, was attributable
to the increase in comparable store net sales.

Gross profit increased $16.6 million, or 28.4%, to $75.0 million for the twenty-six weeks ended August 2, 1997 from $58.4 million for the same period last year.
As a percentage of net sales, gross profit increased to 25.6% for the twenty-six weeks ended August 2, 1997 from 25.2% for the same period last year. This increase reflects greater purchasing leverage during the current period.

Selling, general and administrative expenses increased $12.2 million, or 23.9%, to $63.2 million for the twenty-six weeks ended August 2, 1997 compared to $51.0 million for the same period last year. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses decreased to 21.6% for the twenty-six weeks ended
August 2,
1997 from 22.0% for the same period last year primarily due to increased leverage
of general and administrative expenses.

Merger and business integration costs of $9.4 million were recorded in the twenty-six weeks ended August 2, 1997 following the acquisition of Pet Food Warehouse, Pet Supply Warehouse and Pets USA in the latter part of the prior year
and Super Pets in the second quarter 1997. Merger and business integration costs
of $14.9 million were recorded in the twenty-six weeks ended August 3, 1996 following the acquisition of P.T. Moran, Pet Nosh, and leases of four former Herman's Sporting Goods locations.

Operating income was $2.3 million for the twenty-six weeks ended
 August 2, 1997,
compared to an operating loss of $7.6 million in the prior year. Operating income, excluding merger and business integration costs, on a comparable basis, increased to $11.7 million for the twenty-six weeks ended August 2, 1997 from $7.4 million for the same period last year. Operating income, excluding merger and business integration costs, on a comparable basis, increased to 4.0% of net sales for the twenty-six weeks ended August 2, 1997 from 3.2% for the same period last year.

Net interest expense was $0.3 million for the twenty-six weeks ended August 2,
1997.   Interest income wholly offset interest expense for the same period in the
prior year.

Income taxes were $1.5 million in the twenty-six weeks ended August 2, 1997 compared to income tax benefit of $2.4 million in the prior year. Income tax benefit in the prior year primarily reflects the benefit of the loss before incomes taxes for the second quarter 1996.

Net earnings were $0.5 million for the twenty-six weeks ended August 2, 1997 compared to a net loss of $5.2 million for the same period of the prior year. Net earnings, excluding merger and business integration costs and related tax benefits, on a comparable basis, increased 55% to $6.8 million, or $0.36 per share, for the twenty-six weeks ended August 2, 1997 compared to net earnings of
$4.4 million, or $0.26 per share, for the twenty-six weeks ended August 3, 1996.

Liquidity and Capital Resources

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At August 2, 1997, total assets were $282.0 million, of which $106.8 million were current assets. Net cash used in operating activities was $11.9 million for the twenty-six weeks ended August 2, 1997 and $11.3 million for the same period of the prior
year.  The Company's sales are substantially on a cash basis, therefore cash flow
generated from operating stores provides a source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the twenty-six weeks ended August 3, 1996 the Company acquired a retailer of pet food and supplies with net cash of $7.8 invested in the acquisition of this business. Cash used in investing activities was $23.9 million for the twenty-six weeks ended August 2, 1997 and $24.2 million for the same period of the prior year.

The Company finances some of its purchases of equipment and fixtures through capital leases and other obligations. Purchases of $0.7 million and $3.1 million of fixed assets were financed in this manner during the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively. The Company believes that additional sources of capital lease and other financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and the conversion of traditional stores into superstores. During the twenty-six weeks ended August 3, 1996, net proceeds of $79.2 million were obtained from the issuance of common stock to provide funds for the Company's expansion program, the acquisition of related businesses and for working capital requirements.

The Company has a revolving credit facility with a commitment of up to $40.0 million which expires December 6, 1998. Borrowings under this facility are unsecured and bear interest, at the Company's option, at either the bank's reference rate or LIBOR plus 0.375% based on the Company's leverage ratio at August 2, 1997. At August 2, 1997 the Company had no outstanding borrowings under this facility. The revolving credit facility contains certain affirmative and negative covenants related to debt, interest and fixed charges coverage and consolidated net worth.

As of February 1, 1997, the Company had available net operating loss carryforwards of $14.9 million for federal income tax purposes, which begin expiring in 2004, and $8.9 million for state income tax purposes, which begin expiring in 1997.

The Company anticipates that funds generated by operations, funds available under the revolving credit facility, currently available vendor financing and capital lease and other financing will be sufficient to finance its continued operations and planned store openings for at the least the next twelve months.


Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve
known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results
or from any results expressed or implied by such forward-looking statements. These factors are discussed under the caption "Certain Cautionary
 Statements" in
the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Stockholders on June 25,
                1997.
          (C) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:
                1.     Election of directors.

                         Votes Cast       Votes                        Broker
 Nominee for Director      For          Withheld      Abstentions     Non-Votes

 Richard J. Lynch, Jr.   13,742,188      9,584                --            --
 James F. McCann         13,742,451      9,321                --            --

Item 6.  Exhibits and Reports on Form 8-K


1.	Exhibits

	(a)	27.1 Financial Data Schedule (filed electronically only)

2.	Reports on Form 8-K

	(a)	The Company filed no reports on Form 8-K during the thirteen weeks ended August 2, 1997.



Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							PETCO ANIMAL SUPPLIES, INC.


							By:  /s/ James M. Myers
							      James M. Myers
							      Senior Vice President Finance
							       and Chief Accounting Officer

								Date:  September 12, 1997