Form 10-Q
period 1997-11-01
PETCO ANIMAL SUPPLIES INC
filed 1997-12-16
CIK 888455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

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
                        Yes  X
                        No  ___

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

Title             			     	      Date 	                  		Outstanding
Common Stock, $.0001 Par Value			December 10, 1997         20,973,795







PETCO Animal Supplies, Inc.
Form 10-Q
For the Quarter Ended November 1, 1997
Index

Part I  Financial Information							                                     Page

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at February 1, 1997
            and November 1, 1997                                            3

            Consolidated Statements of Operations for the thirteen
            and thirty-nine weeks ended November 2, 1996 and
            November 1, 1997                                                4

            Consolidated Statements of Cash Flows for the thirty-nine
            weeks ended November 2, 1996 and November 1, 1997	              5

            Notes to Consolidated Financial Statements                      6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk	    12

Part II Other Information

    Item 6. Exhibits and Reports on Form 8-K					                          12


Signatures                                                                 13






















PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except shares)

                                             February 1,   November 1,
                                                1997          1997
ASSETS
Current assets:
  Cash and cash equivalents                   $ 44,338      $  3,828
  Receivables                                    7,881        13,210
  Inventories                                   82,782        98,993
  Other current assets                           2,428         2,866
    Total current assets                       137,429       118,897

Fixed assets, net                              109,829       132,092
Goodwill                                        42,408        40,113
Deferred tax assets                             19,070        29,308
Other assets                                     2,244         2,724
                                              $310,980      $323,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 42,457      $ 47,378
  Accrued expenses                              18,043        28,429
  Accrued salaries and employee benefits         9,096         7,734
  Revolving credit facility                      8,950        23,000
  Current portion of capital lease and
    other obligations                            4,575         5,278
    Total current liabilities                   83,121       111,819

Capital lease and other obligations,
   excluding current portion                    15,581        12,538
Accrued store closing costs                      8,691         9,710
Deferred rent                                    7,088         8,500

Stockholders' equity:
Common stock, $.0001 par value, 100,000,000
   shares authorized, 20,153,423 and
   20,973,454 shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   265,971       270,611
  Accumulated deficit                          (69,474)      (90,046)
    Total stockholders' equity                 196,499	       180,567
                                               _______       _______
                                              $310,980      $323,134

See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

                             Thirteen weeks ended     Thirty-nine weeks ended
                          			November 2, November 1,  November 2, November 1,
	                            1996        1997    	    1996        1997

Net sales                  $  151,556  $  191,775  $  428,829  $  538,143

Cost of sales and
 occupancy costs              112,095     141,304     319,915     400,123

    Gross profit               39,461      50,471     108,914     138,020

Selling, general, and
 administrative expenses       34,333      52,964      97,709     131,252

Merger and business integration
 costs                          2,949      22,496      17,894      31,937

	    Operating income (loss)    2,179     (24,989)     (6,689)    (25,169)

Interest income (expense)          54        (882)       (407)     (2,056)

    Earnings (loss) before
     income taxes               2,233     (25,871)     (7,096)    (27,225)

Income taxes (benefit)          1,116      (8,858)     (1,982)     (8,698)

	    Net earnings (loss)   $    1,117  $  (17,013) $   (5,114) $  (18,527)

Net earnings (loss) per common
 and common equivalent
 share                     $     0.06  $    (0.81) $    (0.27) $    (0.90)

Weighted average number of
 common and common equivalent
 shares outstanding        20,146,685  20,958,804 	19,183,990  20,520,325

See accompanying notes to consolidated financial statements





PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                     Thirty-nine weeks ended
                                                     November 2,   November 1,
                                                        1996          1997
Cash flows from operating activities:
Net loss                                             $ (5,114)     $(18,527)
Depreciation and amortization                          12,902        17,877
Deferred taxes                                         (2,256)      (10,238)
Changes in assets and liabilities:
  Receivables                                          (2,490)       (4,778)
  Inventories                                         (19,033)      (13,444)
  Other current assets                                 (2,071)         (236)
  Other assets                                         (1,157)         (185)
  Accounts payable                                      5,525           871
  Accrued expenses                                      2,566         8,352
  Accrued salaries and employee benefits                  466        (1,362)
  Accrued store closing costs                           4,150         1,576
  Deferred rent                                          (642)        1,281
  Other                                                    --         7,437
    Net cash used in operating activities              (7,154)      (11,376)

Cash flows from investing activities:
  Additions to fixed assets                           (35,419)      (41,301)
  Net cash invested in acquisitions of businesses      (7,598)           --
    Net cash used in investing activities             (43,017)      (41,301)

Cash flows from financing activities:
  Net borrowings under revolving credit facility        4,511	       14,050
	  Repayment of capital lease and other obligations    (1,640)       (4,918)
  Proceeds from the issuance of common stock           78,989         2,445
  Distributions to shareholders                          (769)           --
    Net cash provided by financing
       activities                                      81,091        11,577

Net increase(decrease) in cash and cash equivalents    30,920       (41,100)
Cash and cash equivalents at beginning of year         17,185        44,338
Cash and cash equivalents at beginning of year
   of immaterial pooling of interests                      --           590

Cash and cash equivalents at end of period           $ 48,105      $  3,828



See accompanying notes to consolidated financial statements


PETCO ANIMAL SUPPLIES, INC.

Notes to Consolidated Financial Statements


NOTE 1 - GENERAL

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of November 1, 1997, and for the periods ended November 2, 1996 and November 1, 1997. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and thirty-nine weeks ended
November 2, 1996 and November 1, 1997, are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks.
All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1996 refer to the fiscal year beginning on February 4, 1996 and ending on February 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1996 included in the Company's
Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission on April 30, 1997.

NOTE 2 - ACQUISITIONS

During fiscal 1996, the Company completed two acquisitions of retailers of pet food and supplies in transactions accounted for as purchases. The aggregate fair value of assets acquired was $14,433 and assumed liabilities were $1,384 with $13,049 of net cash invested in the acquisition of these businesses. The excess of the aggregate cost over the fair value of net assets acquired was $11,293 which was recorded as goodwill and is being amortized over fifteen years. The consolidated financial statements include the operating results from the closing date for each respective purchase acquisition.

The Company acquired all of the outstanding equity securities of a retailer with eight pet food and supply stores operated under the tradename Pet Nosh in July 1996 and a retailer with four pet food and supply stores operated under the tradename PETS USA in October 1996, in exchange for an aggregate 876,706 shares of common stock in transactions accounted for as poolings of interests. All prior period financial statements have previously been restated for these acquisitions.

The company acquired all of the outstanding equity securities of a retailer with thirty-two pet food and supply stores operated under the tradename Pet Food Warehouse in December 1996 in exchange for 2,052,190 shares of common stock, and a retailer with eighty-two pet food and supply stores operated under the tradename PetCare ("PetCare") in November 1997 in exchange for 1,543,445 shares of common stock, (collectively, the "Pooled Companies"), with these acquisitions accounted for as poolings of interests. Consolidated financial statements for the periods presented have been restated to include the financial position and results of operations and cash flows of the Pooled Companies.



Net sales and net earnings (loss) for PETCO, as previously reported, and the Pooled Companies for the periods preceding the acquisitions were as follows:

                                                       Pooled
                                            PETCO     Companies     Combined

Thirteen weeks ended November 2, 1996
   Net sales                               $107,908    $ 43,648    $151,556
   Net earnings (loss)                        1,327        (210)      1,117

Thirty-nine weeks ended November 2, 1996
   Net sales                                307,692     121,137     428,829
   Net earnings (loss)                       (4,409)       (705)     (5,114)


                                            PETCO      PetCare      Combined

Twenty-six weeks ended August 2, 1997
   Net sales                               $292,292    $ 54,076    $346,368
   Net earnings (loss)                          475      (1,988)     (1,513)

In August 1997, the Company acquired all of the outstanding equity securities of a retailer with four pet food and supply stores operated under the tradename Super Pets. In October 1997, the Company acquired all of the outstanding equity securities of a retailer with nine pet food and supply stores operated under the tradename Paws, a retailer with five pet food and supply stores operated under the tradename The PetCare Company, and a retailer with four pet food and supply stores operated under the tradename Pet Food Savemart, in exchange for an aggregate 613,077 shares of common stock. These acquisitions were accounted for as poolings of interests with their financial positions and results of operations for the thirteen weeks ended November 1, 1997 included in the accompanying consolidated financial statements. Previously reported financial statements have not been restated to include the results of these acquisitions as revenues and results of operations prior to the acquisition were not material to the consolidated financial results of the Company.

Distributions to shareholders reflected in the accompanying Consolidated Statements of Cash Flows are related to activities of acquired companies.

The Company recorded merger and business integration costs of $2.9 million during the thirteen weeks ended November 2, 1996, and $17.9 million during the thirty-nine weeks ended November 2, 1996. These costs include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.

The Company recorded charges of $33.5 million during the thirteen weeks ended November 1, 1997, which consist of merger and integration costs of $22.5 million and $11.0 million of related costs reflected in selling, general and administrative expenses. The Company recorded charges of $42.9 million during the thirty-nine weeks ended November 1, 1997, which consist of merger and business integration costs of $31.9 million and $11.0 million of related costs reflected in selling, general and administrative expenses. These costs include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.





NOTE 3 - NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period.

For the thirteen and thirty-nine weeks ended November 2, 1996 and November 1, 1997, common equivalent shares were not included as their effect would not be materially dilutive.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions, and has closed underperforming stores. At November 1, 1997, the Company operated 451 stores, including 383 superstores, in 33 states and the District of Columbia. At November 2, 1996, the Company operated 389 stores, of which 314 were superstores.

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

During fiscal 1996, the Company completed two acquisitions of retailers of pet food and supplies which were accounted for as purchases.

In July 1996, the Company acquired a retailer that operated eight pet food and supply stores under the tradename Pet Nosh located in New York, New Jersey, and Connecticut.

In October 1996, the Company acquired a retailer that operated four pet food and supply stores under the tradename PETS USA located in Colorado.

In December 1996, the Company acquired a retailer that operated thirty-two pet food and supply stores under the tradename Pet Food Warehouse located in Minnesota, Iowa, Wisconsin, North Dakota and South Dakota.

In August 1997, the Company acquired a retailer that operated four pet food and supply stores under the tradename Super Pets located in Southern California.

In October 1997, the Company acquired a retailer that operated nine pet food and supply stores under the tradename Paws located in Pennsylvania and New Jersey, a retailer that operated five pet food and supply stores under the tradename The PetCare Company located in Southern California, and a retailer that operated four pet food and supply stores under the tradename Pet Food Savemart located in Kansas and Missouri.

In November 1997, the Company acquired a retailer that operated eighty-two stores under the tradename PetCare located in ten midwestern and southern states.

These eight acquisitions have been accounted for as poolings of interest. The consolidated financial statements for the prior periods presented have been restated to include the accounts of Pet Nosh, PETS USA, Pet Food Warehouse, and PetCare.

The Company's business is also subject to some seasonal fluctuations. Historically, the Company has realized a higher portion of its net sales during the fourth quarter and a lower portion of its net sales in the third quarter.


RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net sales increased 26.5% to $191.8 million for the thirteen weeks ended November 2, 1997 ("third quarter 1997") from $151.6 million for the thirteen weeks ended November 2, 1996 ("third quarter 1996"). The increase in net sales in third quarter 1997 resulted primarily from the addition of 77 superstores, including the conversion of 17 traditional stores into superstores, partially offset by the closing of 22 stores in the past year, and a comparable store net sales increase of 10.2%. The comparable store net sales increase was attributable to maturing superstores, increased advertising, and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $29.6 million, or 73.7% of the net sales increase, and $10.6 million, or 26.3% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit, defined as net sales less cost of sales including occupancy costs, increased $11.0 million to $50.5 million in third quarter 1997 from $39.5 million in third quarter 1996. As a percentage of sales, gross profit increased to 26.3% in third quarter 1997 from 26.0% in third quarter 1996. This increase reflects greater purchasing leverage during the current period.

Selling, general and administrative expenses increased $18.6 million to $53.0 million in third quarter 1997 from $34.3 million in third quarter 1996. Selling, general and administrative expenses in the third quarter 1997 include charges of $11.0 million related to the acquisition of PetCare. Excluding these charges, these expenses decreased to 21.9% of net sales in third quarter 1997 from 22.7% in third quarter 1996 primarily due to better cost controls at the store level during the current period.

Merger and business integration costs of $22.5 million were recorded in third quarter 1997 compared to $2.9 million in third quarter 1996.

Operating loss in third quarter 1997 was $25.0 million compared to an operating income of $2.2 million in third quarter 1996. Operating income, excluding merger and business integration costs and other charges, increased to $8.5 million or 4.4% of net sales in the third quarter 1997 from $5.1 million or 3.4% of net sales in the third quarter 1996.

Net interest expense was $0.9 million for the third quarter 1997 compared to net interest income of $0.1 million for the third quarter 1996.

Income tax benefit was $8.9 million in third quarter 1997, compared to income taxes of $1.1 million in third quarter 1996. Income tax benefit reflects the benefit of the loss before income taxes for the third quarter 1997.

Net loss was $17.0 million for the third quarter 1997 compared with a net income of $1.1 million for the same period last year. Net earnings, excluding merger and business integration costs and other charges and related tax benefits, on a comparable basis, increased 45% to $4.5 million, or $0.22 per share, for the third quarter 1997 compared to $3.1 million, or $0.15 per share, for the third quarter 1996.




THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

Net sales increased 25.5% to $538.1 million for the thirty-nine weeks ended November 1, 1997 from $428.8 million for the thirty-nine weeks ended November 2, 1996. The increase in net sales resulted primarily from the addition of 77 superstores, including the conversion of 17 traditional stores into superstores, partially offset by the closing of 22 stores in the past year, and a comparable store net sales increase of 12.1%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $75.5 million, or 69.1% of the net sales increase, and $33.8 million, or 30.9% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit increased $29.1 million, or 26.7%, to $138.0 million for the thirty-nine weeks ended November 1, 1997 from $108.9 million for the same period last year. As a percentage of net sales, gross profit increased to 25.6% for the thirty-nine weeks ended November 1, 1997 from 25.4% for the same period last year. This increase reflects greater purchasing leverage during the current period.

Selling, general and administrative expenses increased $33.6 million to $131.3 million in fiscal 1997 from $97.7 million for the same period last year. Selling, general and administrative expenses in fiscal 1997 include charges of $11.0 million related to the acquisition of PetCare. Excluding these charges, these expenses decreased to 22.3% for the thirty-nine weeks ended
November 1, 1997 from 22.8% for the same period last year primarily due to better cost controls at the store level during the current period.

Merger and business integration costs of $31.9 million were recorded in the thirty-nine weeks ended November 1, 1997 compared to $17.9 million in the thirty-nine weeks ended November 2, 1996.

Operating loss was $25.2 million for the thirty-nine weeks ended November 1, 1997, compared to an operating loss of $6.7 million in the same period last year. Operating income, excluding merger and business integration costs and other charges, on a comparable basis, increased to $17.7 million or 3.3% of net sales for the thirty-nine weeks ended November 1, 1997 from $11.2 million or 2.6% of net sales for the same period last year.

Net interest expense increased to $2.1 million for the thirty-nine weeks ended November 1, 1997 from $0.4 million for the same period last year.

Income tax benefit was $8.7 million in the thirty-nine weeks ended November 1, 1997 compared to income tax benefit of $2.0 million for the same period last year. Income tax benefit primarily reflects the benefit of the loss before incomes taxes.

Net loss was $18.5 million for the thirty-nine weeks ended November 1, 1997 compared to a net loss of $5.1 million for the same period last year. Net earnings, excluding merger and business integration costs and other charges and related tax benefits, on a comparable basis, increased 37% to $9.3 million, or $0.45 per share, for the thirty-nine weeks ended November 1, 1997 compared to $6.8 million, or $0.36 per share, for the thirty-nine weeks ended November 2, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At
November 1, 1997, total assets were $323.1 million, of which $118.9 million were current assets. Net cash used in operating activities was $11.4 million for the thirty-nine weeks ended November 1, 1997 and $7.2 million for the same period of the prior year. The Company's sales are substantially on a cash basis, therefore cash flow generated from operating stores provides a source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the thirty-nine weeks ended November 2, 1996 the Company acquired a retailer of pet food and supplies with net cash of $7.6 invested in the acquisition of this business. Cash used in investing activities was $41.3 million for the thirty-nine weeks ended November 1, 1997 and $43.0 million for the same period of the prior year.

The Company finances some of its purchases of equipment and fixtures through capital leases and other obligations. Purchases of $0.7 million and $6.5 million of fixed assets were financed in this manner during the thirty-nine weeks ended November 1, 1997 and November 2, 1996, respectively. The Company believes that additional sources of capital lease and other financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and the conversion of traditional stores into superstores. During the thirty-nine weeks ended November 2, 1996, net proceeds of $79.0 million were obtained from the issuance of common stock to provide funds for the Company's expansion program, the acquisition of related businesses and for working capital requirements.

The Company has a revolving credit facility with a commitment of up to $40.0 million which expires December 6, 1998. Borrowings under this facility are unsecured and bear interest, at the Company's option, at either the bank's reference rate or LIBOR plus 0.375% based on the Company's leverage ratio at November 1, 1997. At November 1, 1997 the Company had outstanding borrowings under this facility in the amount of $23.0 million. The revolving credit facility contains certain affirmative and negative covenants related to debt, interest and fixed charges coverage and consolidated net worth.

As of February 1, 1997, the Company had available net operating loss carryforwards of $14.9 million for federal income tax purposes, which begin expiring in 2004, and $8.9 million for state income tax purposes, which begin expiring in 1997.

The Company anticipates that funds generated by operations, funds available under the existing or a replacement revolving credit facility, currently available vendor financing and capital lease and other financing will be sufficient to finance its continued operations and planned store openings for at the least the next twelve months.


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

	(a)	The Company filed no reports on Form 8-K during the thirteen weeks ended November 1, 1997.




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

							                              	Date:  December 15, 1997





14