Form 10-K
period 1998-01-31
PETCO ANIMAL SUPPLIES INC
filed 1998-04-30
CIK 888455

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                     _____________________________

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                       Commission File Number:
   January 31, 1998                                     0-23574

                       PETCO ANIMAL SUPPLIES, INC.
        (Exact Name of Registrant As Specified In Its Charter)

	    Delaware                                 33-0479906
  (State or Other Jurisdiction	   (I.R.S. Employer Identification No.)
Of Incorporation or Organization)

                9125 Rehco Road, San Diego, California 92121
      (Address, Including Zip Code, of Principal Executive Offices)

           Registrant's Telephone Number, Including Area Code:
                              (619) 453-7845

    Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:
                  COMMON STOCK, $. 0001  PAR VALUE
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


Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K:   ____

As of April 24, 1998, there were outstanding 21,068,826 shares of the Registrant's Common Stock, $ .0001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 374,789,092.

	Documents Incorporated By Reference: The information called for by
Part III is incorporated by reference from the Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Registrant.

                                PART I

ITEM 1.  BUSINESS

	PETCO Animal Supplies, Inc. ("PETCO" or the "Company") is a leading specialty retailer of premium pet food and supplies. As of January 31, 1998, the Company operated 457 stores, including 392 superstores, in 33 states and the District of Columbia. PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations. The Company believes that this strategy provides PETCO with a competitive advantage by combining the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenience and service of a neighborhood pet supply store.

	PETCO currently utilizes both superstore and traditional store formats. The Company's expansion strategy is to open and acquire superstores, including relocations, expansions or remodels of existing traditional stores into superstores (collectively referred to herein as "conversions"), and to close underperforming stores. In fiscal 1997, the Company opened or acquired 141 stores and closed 20 stores. Unless otherwise indicated, all references in this Annual Report to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1997 refer to the fiscal year beginning on February 2, 1997 and ending on January 31, 1998.

THE PET FOOD, SUPPLY AND SERVICES INDUSTRY

	GENERAL. In 1996, retail sales in the United States of pet food, supplies, small animals (excluding dogs and cats) and services were estimated at $18 billion. Pet food accounted for the majority of this market with an estimated $10 billion in sales, pet supply and small animal sales were estimated at $4 billion, while sales of pet services, which include veterinary services, obedience training and grooming services, were estimated at $4 billion. In 1996, an estimated 58 million households in the United States, or over half of all U.S. households, owned at least one pet and over half of pet-owning households owned more than one pet. The Company believes that these numbers reflect important demographic changes occurring in the United States which have been favorable to the pet food and supply industry, such as an increase in families with young children and an increase in the number of "empty-nest" households with additional disposable income to spend on pets.

	PET FOOD. Historically, the pet food industry has been dominated by national supermarket brands such as Alpo, Kal Kan and Purina, which are primarily sold through grocery stores, convenience stores and mass merchants. These brands are generally considered less nutritious than premium brands and sell at lower prices. Until the early 1980s, such brands had little retail competition from specialty pet food manufacturers. However, over the past five years, sales of national supermarket brands have represented a decreasing percentage of the total annual pet food sales as premium food such as Iams, Nutro, and Science Diet, which are not available through supermarkets or mass merchants due to manufacturers' restrictions, has increased in popularity. Sales of premium pet food are estimated to have increased at a compound annual growth rate of approximately 18% in recent years and now account for an estimated 25% of the total pet food market. The Company believes that premium pet food sales have increased due to the changing demographics discussed above, the increasing concern for animal welfare and nutrition, recommendations by veterinarians and breeders and the increasing availability and variety of premium pet food products. As one of the leading specialty premium pet food retailers in the country, PETCO believes that it is in an excellent position to capitalize on these trends.

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

	PET SERVICES. The market for pet services includes veterinary services, obedience training and grooming services. The Company offers only limited veterinary services such as routine vaccinations. The Company does offer obedience training in most of its stores and offers grooming in many of its stores. Although such services do not generate a significant portion of the Company's revenues, the Company believes that offering selected pet services does create increased customer traffic in the Company's stores.

BUSINESS STRATEGY

	PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations. The key components of PETCO's strategy are:

	Superstore Expansion. The Company believes that opportunities for additional superstores exist in both new and existing markets. The Company intends to continue to increase the number of superstores it operates by opening and acquiring superstores in new and existing markets and converting traditional stores into superstores.

	ACQUISITIONS. A significant part of the Company's expansion strategy is to capitalize on the consolidation of the fragmented pet food and supply industry. The Company believes that there are acquisition opportunities which would allow the Company to attract new customers in existing markets, enter new markets and leverage operating costs. Generally, the Company seeks to acquire established and well-located stores or chains of stores which are similar in size and format to the Company's existing superstores. Consistent with this strategy, the Company has completed 17 acquisitions, representing 204 stores located in 27 states, since the Company's initial public offering in March 1994.

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

	SUPERIOR CUSTOMER SERVICE. Providing knowledgeable and friendly customer service is a key aspect of PETCO's business strategy. Most PETCO store managers and sales associates are better able to assist customers with their needs because they are pet owners and enthusiasts. PETCO emphasizes the training and development of its personnel, and the Company believes that this enables it to attract and retain highly motivated, well-qualified store managers and sales associates committed to providing superior levels of customer service.

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

	PET FOOD. PETCO offers a complete assortment of leading name brand premium food for dogs and cats, such as Iams, Nutro, and Science Diet as well as selected mass brand foods. Due to manufacturers' restrictions, premium brands are not currently sold through supermarkets, warehouse clubs, or mass merchants, but are sold exclusively through specialty pet stores and veterinarians. The Company also offers a PetGold(r) private label brand of premium dog and cat food. In addition to food for dogs and cats, the Company features a variety of treats and rawhide chew items. The Company also sells an extensive variety of food for fish, birds, reptiles and small animals.

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


STORE DEVELOPMENT

	The Company utilizes both superstore and traditional store formats. The Company plans to open only superstores in the future and expects that these will be the Company's current prototype superstores which average approximately 15,000 square feet. These prototype superstores offer fish, birds, reptiles and other small animals, and grooming services. Overall, the Company's superstores average approximately 13,000 square feet in size. The Company's traditional stores average approximately 3,500 square feet in size and generally do not sell fish, birds, reptiles or small animals.

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

	In fiscal 1997, the Company opened or acquired 141 stores and closed 20 stores. The table below sets forth the number of each type of store the Company operated at the end of each fiscal year indicated, as restated for the pooling of interests with PetCare Plus, Inc. ("PetCare").

                                                 Traditional
                                    Superstores     Stores    Total Stores
                                    -----------  -----------  ------------
Fiscal 1993                             108          139	      247
Fiscal 1994                             174          114          288
Fiscal 1995                             264           89          353
Fiscal 1996                             345           68          413
Fiscal 1997                             392           65          457

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

	PETCO purchases most of its merchandise directly from specialty suppliers and manufacturers of national brands. The Company purchases the majority of its pet food products from three vendors, Iams, Nutro, and Science Diet, the first of which supplied products that accounted for more than 10% and less than 15% of the Company's sales in fiscal 1997. While the Company does not maintain long-term supply contracts with any of its vendors, PETCO believes that it enjoys a favorable and stable relationship with each of these vendors.

	PETCO currently operates three central and five regional distribution centers. The central distribution centers are located in Rancho Cucamonga, California; Dayton, New Jersey; and Aurora, Illinois. Bulk items for all stores are either shipped to regional distribution centers for redistribution or are sent directly to store locations. Manufacturers ship non-bulk supplies to the central distribution facilities which the Company then distributes either to regional centers or directly to store locations. Management believes that its centralized distribution system enables its stores to maximize selling space by reducing necessary levels of safety stock carried in each store.

COMPETITION

	The pet food and supply business is highly competitive. This competition can be categorized into four different segments: (i) supermarkets and other mass merchants, (ii) single store and conventional pet shops, (iii) specialty pet supply chains and (iv) pet supply warehouse stores. Many of the premium pet food brands offered by the Company, such as Iams, Nutro, and Science Diet, are not available to grocery stores or other mass merchants due to manufacturers' restrictions. The Company believes that the principal competitive factors influencing the Company's business are product selection and quality, convenient store locations, customer service and price. The Company believes that PETCO competes effectively within its various geographic areas; however, some of the Company's competitors are much larger in terms of sales volume and have access to greater capital and management resources than the Company.

	The pet food and supply industry has been characterized in recent years by the consolidation of a number of pet supply chains. This consolidation has been accomplished through the acquisition of independent pet stores by larger specialty pet supply chains or pet supply warehouse chains and the acquisition of these larger chains by similar competitors. The Company believes this consolidation trend may have a positive impact on industry conditions as store capacity may be rationalized, both in existing and in new units. There can be no assurance that in the future the Company will not face greater competition from other national or regional retailers.

TRADEMARKS AND LICENSES

	The Company has registered several service marks and trademarks with the United States Patent and Trademark Office, including PETCO(r), PETCO Pals(tm), Advantage Pet Products(r), Aquatic Gardens(r), Avian Select(r), Finishing Touch(r), Mighty Marble(r), Paw Pals(r), PetGold(r), Ruff
Toys(r), Small Animal Kingdom(r), Where the Pets Go(tm) and Your Pet's Second Best Friend(r). The Company believes the PETCO trademark has become an important component in its merchandising and marketing strategy. The Company believes it has all licenses necessary to conduct its business.

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

EMPLOYEES

	As of January 31, 1998, the Company employed approximately 9,400 associates, of whom approximately 4,200 were employed full-time. Approximately 93% of the Company's employees were employed in stores or in direct field supervision, approximately 3% in distribution centers and approximately 4% in the corporate office in San Diego. Management believes its labor relations are generally good.


CERTAIN CAUTIONARY STATEMENTS

	Certain statements in this Annual Report, including, but not limited to, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans,"
"anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.
Such risks, uncertainties and other factors include, but are not limited to, the following risks:

	EXPANSION PLANS. The Company's continued growth depends, to a significant degree, on its ability to open and operate new superstores on a profitable basis and to a lesser extent on increasing sales in existing stores. The Company's performance is also dependent upon a number of other factors, including its ability to locate and obtain favorable superstore sites and negotiate acceptable lease terms, to obtain and distribute adequate product supplies to its stores, to hire and train employees and to upgrade its management information and other operating systems to control the anticipated growth and expanded operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. The Company has recently opened stores in new markets and plans to open additional stores in new markets. The performance of new stores may be adversely affected by regional economic conditions. The Company's expansion strategy could have the effect of drawing customers from its existing stores. In addition, average store contribution and operating margins may be adversely affected in the near term due to the level of preopening expenses and lower anticipated sales volumes of its immature stores. The Company's existing Senior Credit Facility (the "Credit Facility") contains certain covenants which may restrict or impair the Company's growth plans. Management continues to evaluate the Company's long-term distribution needs to increase product handling capacity to accommodate store and sales growth beyond fiscal 1998. Either the Company's failure to expand its distribution facilities in accordance with its growth plans or difficulties incurred in operating its distribution facilities could adversely affect the Company's ability to deliver merchandise to its stores in a timely fashion.

	INTEGRATION OF OPERATIONS AS THE RESULT OF ACQUISITIONS. If the Company is to realize the anticipated benefits of its past acquisitions, the operations of the acquired companies must be integrated and combined efficiently. The process of rationalizing stores, supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger and geographically expanded entity, presents a significant challenge to the Company's management. There can be no assurance that the integration process will be successful or that the anticipated benefits of these acquisitions will be fully realized. The dedication of management resources to integration efforts may detract attention from the day-to-day business of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that the Company will be able to achieve any expense reductions with the acquired companies, that there will not be substantial costs associated with any such reductions, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the short-term earnings of the Company. In fiscal 1996 and 1997, merger and business integration costs of $37.2 million and $38.7 million, respectively, were recorded by the Company following acquisition activities, including transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, reformatting, facility conversion and other integration costs, severance, and other costs. The Company expects to incur additional business integration costs in subsequent periods to reflect costs associated with its previous acquisitions. In addition, the Company may make additional acquisitions in the future, which may result in additional costs. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if the Company is unable to successfully integrate such new companies into its operations. Future acquisitions by the Company could also result in potentially dilutive issuances of securities, incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability.

	RELIANCE ON VENDORS AND PRODUCT LINES AND EXCLUSIVE DISTRIBUTION ARRANGEMENTS. The Company purchases significant amounts of products from three key vendors, Iams, Nutro, and Science Diet, the first of which supplied products that accounted for more than 10% and less than 15% of the Company's sales in fiscal 1997. The Company does not maintain long-term supply contracts with any of its vendors and the loss of any of these vendors or other significant vendors of premium pet food or pet supplies offered by the Company could have a material adverse effect on the Company. In addition, it would materially adversely affect the Company if any of these manufacturers of premium pet food were to make their products available in supermarkets or through other mass merchants, or if the premium brands currently available to such supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supply retailers. The Company's principal vendors currently provide the Company with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could also have a material adverse effect on the Company.

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

	PERFORMANCE OF NEW SUPERSTORES; FUTURE OPERATING RESULTS. The Company has recently opened and acquired superstores in new markets and plans to open and acquire additional superstores in other new markets. There can be no assurance that these stores will be profitable in the near term or that profitability, if achieved, will be sustained. In addition, there can be no assurance that the Company's existing stores will maintain their profitability or that new stores will generate sales levels necessary to achieve store-level profitability, much less profitability comparable to that of existing stores. The Company's comparable store net sales increases were 16.5%, 16.1%, and 11.5% for fiscal 1995, 1996 and 1997, respectively. The Company anticipates that its rate of comparable stores sales growth may be lower in future periods than the growth rate previously experienced due to maturation of the existing store base and the effects of opening additional stores in existing markets. As a result of the Company's rapid expansion, the Company expects its average store contribution and operating margins to be lower in the near term due to the level of preopening expenses and the lower anticipated sales volume of its immature stores. In addition, certain costs, such as those related to occupancy, are expected to be higher in some of the new geographic markets that the Company has recently entered. Finally, due in part to recent acquisitions, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.

	QUARTERLY AND SEASONAL FLUCTUATIONS. The timing of new store openings, related preopening expenses and the amount of revenue contributed by new and existing stores may cause the Company's quarterly results of operations to fluctuate. The Company's business is also subject to some seasonal fluctuation. Historically, the Company has realized a higher portion of its net sales during the month of December than during the other months of the year.

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

	Readers are cautioned not to place undue reliance on forward-looking statements which reflect management's view only as of the date of this Annual Report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

	The Company leases substantially all of its store and warehouse locations. Original lease terms for the Company's 457 stores generally range from five to twenty years, many of which contain renewal options. Leases on 126 stores expire within the next three years, with leases on 88 of these stores containing renewal options.

The table below shows the location and number of the Company's stores as of January 31, 1998.

                                              Traditional
  Location                   Superstores         Stores        Total Stores
------------------------     -----------      -----------      ------------
Alabama	                       1               1	               2
Arizona                           12	         0                12
Arkansas                           2               0                 2
California                       101              38               139
Colorado                           7               0                 7
Connecticut                       11               0                11
District of Columbia               1               0                 1
Idaho                              1               0                 1
Illinois                          39               6                45
Indiana                            2               0                 2
Iowa                               6               0                 6
Kansas                             9               0                 9
Kentucky                           1               0                 1
Maryland                           6               0                 6
Massachusetts                     14               3                17
Michigan                           7               0                 7
Minnesota                         17               0                17
Missouri                          12               2                14
Nebraska                           2               0                 2
Nevada                             4               0                 4
New Hampshire                      3               0                 3
New Jersey                        13               1                14
New York                          14               1                15
North Dakota                       2               0                 2
Ohio                               3               0                 3
Oregon                             9               2                11
Pennsylvania                      14               3                17
Rhode Island                       1               0                 1
South Dakota                       1               0                 1
Tennessee                          5               0                 5
Texas                             39               0                39
Virginia                           7               1                 8
Washington                        19               7                26
Wisconsin                          7               0                 7
                                 ---              --               ---
                                 392              65               457
                                 ===              ==               ===

	The Company's headquarters, located in San Diego, California, occupy approximately 70,000 square feet of office space which is financed under an obligation which expires February 2006. The Company's five regional distribution centers collectively occupy over 200,000 square feet of space in Arlington, Texas; Stockton, California; Portland, Oregon; Mansfield, Massachusetts; and New Hope, Minnesota under leases which expire in August 1999, December 2000, January 2002, December 1998, and September 2002, respectively. The Company's three central distribution centers collectively occupy over 460,000 square feet of space in Rancho Cucamonga, California; Dayton, New Jersey; and Aurora, Illinois under leases which expire in May 1999, June 2002, and April 1998, respectively. The Company has entered into leases for two new central distribution centers to replace the centers located in Rancho Cucamonga, California and Aurora, Illinois. These two central distribution centers collectively occupy over 580,000 square feet of space in Mira Loma, California and Joliet, Illinois, under leases which expire in August 2005 and April 2005, respectively. Each of the other distribution center leases contains a renewal option. The Company expects to expend approximately $7.0 million to provide the additional capacity to accommodate the Company's current expansion plans.

ITEM 3.  LEGAL PROCEEDINGS

	PETCO is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended January 31, 1998.

ITEM 4.1.  EXECUTIVE OFFICERS OF THE COMPANY

	The executive officers of the Company are as follows:

      Name            Age                     Position
--------------------  ---   -----------------------------------------------
Brian K. Devine        56   Chairman, President and Chief Executive Officer
Bruce C. Hall          53   Executive Vice President - Operations
Richard C. St. Peter   49   Executive Vice President - Administration and
                            Chief Financial Officer
Larry D. Asselin       50   Senior Vice President - Merchandising and
                            Distribution
Janet D. Mitchell      42   Senior Vice President - Human Resources and
                            Administration
James M. Myers         40   Senior Vice President - Finance
William M. Woodard     49   Senior Vice President - Store Operations

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

	JANET D. MITCHELL, Senior Vice President, Human Resources and Administration joined the Company in February 1989. From 1981 to 1989, Ms. Mitchell held various management positions in human resources with the Southland Corporation's 7-Eleven division. From 1978 to 1981, Ms. Mitchell held various positions with the El Torito Restaurant chain. Ms. Mitchell received a bachelor's degree from California State University, San Diego.

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


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

	The Company's common stock, $.0001 par value is quoted on The Nasdaq National Market under the symbol "PETC." Public trading of the common stock commenced on March 17, 1994. The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock as reported by The Nasdaq National Market. The table reflects the three-for-two split of the common stock effected in the form of a stock dividend on April 15, 1996.

                                         High          Low
    FISCAL 1996                         ------       ------
    First Quarter                       $32.67       $20.50
    Second Quarter                       29.25        21.63
    Third Quarter                        29.00        21.50
    Fourth Quarter                       26.00        18.75

    FISCAL 1997
    First Quarter                       $28.25       $19.00
    Second Quarter                       30.75        19.63
    Third Quarter                        33.00        26.25
    Fourth Quarter                       31.13        19.50

	On April 24, 1998, there were 704 shareholders of record of the Company's common stock.

	The Company has never paid cash dividends on its common stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands, except per share, store and square foot data)

	The following table sets forth selected consolidated financial and operating data for the Company for the five-year period ended January 31, 1998. The selected consolidated financial data presented below under the caption "Income Statement Data" for the two-year period ended January 28, 1995 is derived from the unaudited consolidated financial statements of the Company and its subsidiaries as restated to reflect the poolings of interests during the years ended February 1, 1997 and January 31, 1998. The selected consolidated financial data presented below under the caption "Income Statement Data" for the three-year period ended January 31, 1998 is derived from the audited consolidated financial statements of the Company and its subsidiaries. The selected consolidated financial data presented below under the caption "Balance Sheet Data" as of January 29, 1994, January 28, 1995, and February 3, 1996 is derived from the unaudited consolidated financial statements of the Company and its subsidiaries as restated to reflect the poolings of interests during the years ended February 1, 1997 and January 31, 1998. The selected consolidated financial data presented below under the caption "Balance Sheet Data" as of February 1, 1997 and January 31, 1998 is derived from the audited consolidated financial statements of the Company and its subsidiaries. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of January 31, 1998 and for each of the years in the three-year period ended January 31, 1998 and the independent auditors' report thereon, included and incorporated by reference elsewhere in this Annual Report.


                                                                        Historical
                                                   -----------------------------------------------------
                                                                    Fiscal Year Ended
                                                   -----------------------------------------------------
                                                    Jan.29,    Jan. 28,    Feb 3,    Feb. 1,   Jan. 31,
                                                     1994       1995       1996      1997        1998
                                                   --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Net sales                                          $224,979   $313,809   $443,585   $600,637   $749,789
Cost of sales and occupancy costs(1)                169,831    234,400    337,873    446,315    553,566
                                                   --------   --------   --------   --------   --------
Gross profit                                         55,148     79,409    105,712    154,322    196,223
Selling, general and administrative expenses         56,812     75,416    101,760    132,745    173,667
Merger and business integration costs                    --         --      9,196     37,208     38,693
                                                   --------   --------    --------   --------   --------
Operating income (loss)                              (1,664)     3,993     (5,244)   (15,631)   (16,137)
Loss on disposal of stores                               --         --      3,500         --         --
Interest expense (income), net                        5,308      1,080         71        600      2,530
                                                   --------   --------    --------   --------   --------
Earnings (loss) before income taxes                  (6,972)     2,913     (8,815)   (16,231)   (18,667)
Income taxes (benefit) (2)                               42      1,969    (14,601)    (4,075)    (5,486)
                                                   --------   --------    --------   --------   --------
Net earnings (loss)                                $ (7,014)  $    944    $ 5,786   $(12,156)  $(13,181)
                                                   ========   ========    ========   ========   ========
Basic net earnings (loss) per common share (3)                   $0.08      $0.36     $(0.63)    $(0.64)
Diluted net earnings (loss) per common share                     $0.08      $0.35     $(0.63)    $(0.64)
Basic weighted average common shares outstanding                11,373     16,147     19,426     20,646
Diluted weighted average common shares outstanding              11,390     16,427     19,426     20,646

OPERATING DATA:
Superstores open end of period                          108        174        264        345        392
Traditional stores open end of period                   139        114         89         68         65
                                                  --------- ----------  ---------- ---------- ----------
Total stores open end of period                         247        288        353        413        457
Aggregate gross square footage                    1,418,585  2,047,078  3,169,472  4,435,019  5,299,535
Average net sales per store (4)                    $842,000  $ 974,000 $1,183,000 $1,438,000 $1,696,000
Average net sales per gross square foot (5)        $    162  $     153 $      168 $      162 $      158
Percentage increase in comparable store net sales      15.0%      18.5%      16.5%      16.1%      11.5%

BALANCE SHEET DATA:
Working capital                                    $  9,505   $ 31,918   $ 29,064   $ 59,928   $ 33,540
Total assets                                         71,302    126,918    214,498    312,617    335,195
Long-term debt, excluding current portion            48,531         --         --         --     26,625
Capital lease and other obligations, excluding
  current portion                                     2,959      5,779     13,334     15,581     11,369
Total stockholders' equity (deficit)                (43,716)    48,397    130,040    196,499    186,057

______________

(1) Includes $4.3 million of charges from the write-down of fixed assets and related costs with respect to the Company's central distribution facility in fiscal 1995.

(2) Includes $11.8 million benefit from previously unrecognized deferred tax assets in fiscal 1995.

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

	During fiscal 1995 the Company completed three acquisitions of retailers of pet food and supplies which were accounted for as purchases. During fiscal 1996 the Company completed two acquisitions of retailers of pet food and supplies which were accounted for as purchases. The Company also acquired three retailers of pet food and supplies which operated under the trade names Pet Nosh, with eight stores in the New York area, PETS USA with four stores in Colorado, and Pet Food Warehouse with 32 stores in the Upper Midwestern states. These acquisitions were accounted for as poolings of interests.

	During fiscal 1997, the Company completed four acquisitions of retailers of pet food and supplies, operating 21 stores which were accounted for as immaterial poolings of interests. The Company also acquired a retailer that operated 82 pet food and supply stores under the trade name PetCare located in 10 Midwestern and Southern states which was accounted for as a pooling of interests.

      All results of operations have been restated to reflect the poolings of interests and to reflect the purchase transactions and immaterial poolings from their respective acquisition dates. (See footnote 2 to the consolidated financial statements).

	At January 31, 1998, the Company operated 457 stores, including 392 superstores, in 33 states and the District of Columbia.

RESULTS OF OPERATIONS

	The following table sets forth certain items expressed as a percentage of net sales for the periods indicated. As a result of operational and strategic changes, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.


                                                  Feb. 3,     Feb. 1,    Jan. 31,
                                                   1996        1997      1998
                                                 --------    --------    --------
Net sales                                         100.0%      100.0%    100.0%
Cost of sales and occupancy costs                  76.2        74.3      73.8
                                                  -----       -----      -----
Gross profit                                       23.8        25.7      26.2
Selling, general and administrative expenses       22.9        22.1      23.2
Merger and business integration costs               2.1         6.2       5.2
                                                  -----       -----      -----
Operating income (loss)                            (1.2)       (2.6)     (2.2)
Loss on disposal of stores                           .8          --        --
Interest expense (income), net                       --         0.1       0.3
                                                  -----       -----       -----
Earnings (loss) before income taxes                (2.0)       (2.7)     (2.5)
Income taxes (benefit)                             (3.3)       (0.7)     (0.7)
                                                  -----       -----      -----
Net earnings (loss)                                 1.3        (2.0)     (1.8)
                                                  =====       =====      =====

FISCAL YEAR ENDED JANUARY 31, 1998 COMPARED TO FISCAL YEAR ENDED FEBRUARY
1, 1997

	Net sales increased 24.8% to $749.8 million in fiscal 1997 from $600.6 million in fiscal 1996. The increase in net sales in fiscal 1997 resulted primarily from the addition of 57 superstores, including the conversion of 10 traditional stores into superstores, the acquisition of seven traditional stores, the closing of 10 stores, and a comparable store net sales increase of 11.5%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $103.2 million, or 69.2% of the net sales increase, and $46.0 million, or 30.8% of the net sales increase, was attributable to the increase in comparable store net sales.

	Gross profit, defined as net sales less the cost of sales including store occupancy costs, increased $41.9 million, or 27.2%, to $196.2 million in fiscal 1997 from $154.3 million in fiscal 1996. Gross profit as a percentage of net sales increased to 26.2% in fiscal 1997 from 25.7% in fiscal 1996. This increase reflects greater purchasing leverage during the current period.

	Selling, general and administrative expenses increased $41.0 million, or 30.9%, to $173.7 million in fiscal 1997 from $132.7 million in fiscal 1996. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings. Selling, general and administrative expenses in fiscal 1997 include charges of $11.0 million related to the acquisition of PetCare. Excluding these charges, these expenses decreased as a percentage of net sales to 21.7% in fiscal 1997 from 22.1% in fiscal 1996 due to net sales increasing at a greater rate than related expenses.

	Merger and business integration costs of $37.2 million were recorded in fiscal 1996 following acquisition activities. These costs consisted of $7.2 million of transaction costs, $22.2 million of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $3.8 million of reformatting, facility conversion and other integration costs and $4.0 million of severance and other costs. In fiscal 1997, merger and business integration costs of $38.7 million were recorded following acquisition activities. These costs consisted of $4.5 million of transaction costs, $17.8 million of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $12.2 million of reformatting, facility conversion and other integration costs and $4.2 million of severance and other costs. The Company expects to incur an additional $14.0 to $18.0 million in merger and business integration costs for continuing integration efforts in fiscal
1998 from reformatting, facility conversion costs and other integration costs.

	Operating loss of $16.1 million was incurred in fiscal 1997 compared to operating loss of $15.6 million in fiscal 1996. Excluding merger and business integration costs and the $11.0 million in charges related to the PetCare acquisition, the Company would have reported operating income of 4.5% of net sales in fiscal 1997 and 3.6% in fiscal 1996.

	Net interest expense was $2.5 million in fiscal 1997 compared to net interest expense of $0.6 million in fiscal 1996. Increased borrowings in fiscal 1997 led to the increase in interest expense.

	Income tax benefit was $5.5 million in fiscal 1997 compared to income tax benefit of $4.1 million in fiscal 1996. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

	Net loss was $13.2 million in fiscal 1997 compared to net loss of $12.2 million in fiscal 1996. Excluding merger and business integration costs and related charges and tax benefits, net earnings for fiscal 1997 would have been $18.6 million, or $0.88 per diluted share, compared to $12.6 million, or $0.63 per diluted share in fiscal 1996.


FISCAL YEAR ENDED FEBRUARY 1, 1997 COMPARED TO FISCAL YEAR ENDED FEBRUARY
3, 1996

	Net sales increased 35.4% to $600.6 million in fiscal 1996 from $443.6 million in fiscal 1995. The increase in net sales in fiscal 1996 resulted primarily from the addition of 91 superstores, including the conversion of 22 traditional stores into superstores, the acquisition of one traditional store, the closing of 10 stores, and a comparable store net sales increase of 16.1%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $115.9 million, or 73.8% of the net sales increase, and $41.1 million, or 26.2% of the net sales increase, was attributable to the increase in comparable store net sales.

	Gross profit increased $48.6 million, or 46%, to $154.3 million in fiscal 1996 from $105.7 million in fiscal 1995. Gross profit as a percentage of net sales increased to 25.7% in fiscal 1996 from 23.8% in fiscal 1995. This increase reflects a better sales mix, increased occupancy leverage and lowered distribution expenses related to the more efficient operation of the Company's central distribution facility during the period. In addition, charges of $4.3 million were recorded during the third quarter of fiscal 1995 from the write-down of fixed assets and related costs with respect to the Company's central distribution facility. Excluding these charges, gross profit as a percentage of net sales in fiscal 1995 would have been 24.8%.

	Selling, general and administrative expenses increased $30.9 million, or 30.4%, to $132.7 million in fiscal 1996 from $101.8 million in fiscal 1995. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings. As a percentage of net sales, these expenses decreased to 22.1% in fiscal 1996 from 22.9% in fiscal 1995 due to net sales increasing at a greater rate than related expenses.

	Merger and business integration costs of $9.2 million were recorded in fiscal 1995 following acquisition activities. These costs were primarily associated with lease cancellations and closure of traditional stores located in the same markets as acquired stores and the conversion and integration of certain acquired stores. In fiscal 1996, merger and business integration costs of $37.2 million were recorded following acquisition activities. These costs consisted of $7.2 million of transaction costs, $22.2 million of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $3.8 million of reformatting, facility conversion and other integration costs and $4.0 million of severance and other costs.

	Operating loss of $15.6 million was incurred in fiscal 1996 compared to operating loss of $5.2 million in fiscal 1995. Excluding merger and business integration costs and the $4.3 million write-down of fixed assets, the Company would have reported operating income of 3.6% of net sales in fiscal 1996 and 1.9% in fiscal 1995.

	Net interest expense was $0.6 million in fiscal 1996 compared to net interest expense of $0.1 million in fiscal 1995.

	Income tax benefit was $4.1 million in fiscal 1996 compared to income tax benefit of $14.6 million in fiscal 1995. In fiscal 1995, an income tax benefit of $11.8 million from previously unrecognized deferred tax assets was recognized.

	Net loss was $12.2 million in fiscal 1996 compared to net earnings of $5.8 million in fiscal 1995. Excluding merger and business integration costs, the $4.3 million write-down of fixed assets, the $3.5 million loss on disposal of stores, and their related tax benefits, and recognition of $11.8 million from previously unrecognized deferred tax assets, net earnings for fiscal 1996 would have been $12.6 million, or $0.63 per diluted share, compared to $4.9 million, or $0.30 per diluted share in fiscal 1995.

QUARTERLY DATA

	The following tables set forth the unaudited quarterly results of operations for fiscal 1996 and fiscal 1997. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. The Company expects quarterly results of operations to fluctuate depending on the timing and amount of revenue contributed by new stores.

	The Company believes that its business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.

                                           	              Fiscal Quarter Ended
                                                   ------------------------------------------
                                                     May 4,     Aug. 3,    Nov. 2,   Feb. 1,
Fiscal 1996                                           1996       1996       1996       1997
-----------                                        ---------  ---------  ---------  ---------
Net sales                                          $ 133,659  $ 143,614  $ 151,556  $ 171,808
Gross profit                                          32,628     36,799     39,461     45,434
Operating income (loss)                                1,988    (10,867)     2,179     (8,931)
Net earnings (loss)                                      976     (7,208)     1,117     (7,041)
Basic net earnings (loss) per share                $    0.06  $   (0.36) $    0.06  $   (0.35)
Diluted net earnings (loss) per share              $    0.05  $   (0.36) $    0.05  $   (0.35)

Stores open at end of period                             367        372        389        413
Aggregate gross square footage                     3,489,187  3,618,650  3,925,025  4,435,019
Percentage increase in comparable store net sales       18.2%      18.3%      17.0%      12.6%

                                                               Fiscal Quarter Ended
                                                   ------------------------------------------
                                                     May 3,     Aug. 2,    Nov. 1,   Jan. 31,
Fiscal 1997                                           1997       1997       1997      1998
-----------                                        ---------  ---------  ---------  --------
Net sales                                          $ 170,909  $ 175,460  $ 191,775  $211,645
Gross profit                                          42,212     45,339     50,471    58,201
Operating income (loss)                                2,704     (2,884)   (24,989)    9,032
Net earnings (loss)                                    1,297     (2,811)   (17,013)    5,346
Basic net earnings (loss) per share                $    0.06  $   (0.14) $   (0.81) $   0.25
Diluted net earnings (loss) per share              $    0.06  $   (0.14) $   (0.81) $   0.25

Stores open at end of period                             420        427        451       457
Aggregate gross square footage                     4,564,145  4,759,811  5,132,350 5,299,535
Percentage increase in comparable store net sales       14.0%      12.4%      10.2%     10.2%


YEAR 2000 ISSUES

	The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.
In 1997, the Company developed a plan to deal with the Year 2000 problem to assure that its systems are Year 2000 compliant. In general, the Company expects to resolve Year 2000 issues through planned replacements or upgrades. The Company does not expect that the cost of its Year 2000 compliance program will be material to its business, results of operations, or financial condition. Although the impact on the Company caused by the failure of the Company's significant suppliers to achieve Year 2000 compliance in a timely or effective manner is uncertain, the Company's business and results of operations could be materially adversely affected by such failure.

LIQUIDITY AND CAPITAL RESOURCES

	The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities.
At January 31, 1998, total assets were $335.2 million, $124.4 million of which were current assets. Net cash provided by (used in) operating activities was $6.6 million, $(0.6) million, and $10.6 million for fiscal 1995, 1996 and 1997, respectively. The Company's sales are substantially on a cash basis, therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

	The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. Cash used in investing activities was $63.1 million, $51.6 million and $65.7 million for fiscal 1995, 1996 and 1997, respectively.

	The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. Purchases of $11.1 million, $8.0 million and $1.3 million of fixed assets were financed in this manner during fiscal 1995, 1996 and 1997, respectively. The Company believes additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

      During fiscal 1995, the Company completed six acquisitions of retailers of pet food and supplies in purchase transactions. The aggregate fair market value of assets acquired was $38.8 million and assumed liabilities were $8.4 million with $30.4 million of net cash invested in the acquisition of these businesses. During fiscal 1996, the Company completed two acquisitions of retailers of pet food and supplies in purchase transactions. The aggregate fair value of assets acquired was $14.4 million and assumed liabilities were $1.4 million with $13.0 million of net cash invested in the acquisition of these businesses, of which $6.0 million was expended in fiscal 1997.

	The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and conversion of traditional stores into superstores. Cash flows provided by financing activities were $54.3 million, $79.4 million and $13.5 million in fiscal 1995, 1996 and 1997, respectively. In fiscal 1995, 1996, and 1997, net proceeds of $53.7 million, $79.4 million, and $2.5 million, respectively, were generated from sales of common stock. Cash flows from financing activities were used to finance the acquisition of related businesses and fund the Company's expansion program and working capital requirements.

	The Company has a credit facility with a syndicate of banks with a commitment of up to $110.0 million that expires January 30, 2003. The credit facility provides for $80.0 million in revolving loans and a $30.0 million term loan. Borrowings under the credit facility are unsecured and bear interest, at the Company's option, at the agent bank's corporate base rate or LIBOR plus 0.50% to 1.50%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth. As of January 31, 1998, the Company had $80.0 million of revolving loans available under the credit facility.

	As of January 31, 1998, the Company had available net operating loss carryforwards of $39.2 million for federal income tax purposes, which begin expiring in 2004, and $36.4 million for state income tax purposes, which begin expiring in 1998.

	The Company anticipates that funds generated by operations, funds available under the credit facility and currently available vendor financing and capital lease and other obligation financing will be sufficient to finance its continued operations and planned store openings at least through fiscal 1998.

INFLATION

	Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net sales or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning the executive officers of the Company which is set forth in Item 4.1 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

	Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements
                                                                       Page
     Independent Auditor's Reports                                      26
     Consolidated Balance Sheets                                        28
     Consolidated Statements of Operations                              29
     Consolidated Statements of Stockholders' Equity                    30
     Consolidated Statements of Cash Flows                              31
     Notes to Consolidated Financial Statements                         32

(b) Reports on Form 8-K

	None

(c) Exhibits

	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Petco Animal Supplies, Inc.:

	We have audited the accompanying consolidated balance sheets of Petco Animal Supplies, Inc. and subsidiaries as of February 1, 1997 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of PetCare Plus, Inc., which statements reflect total assets constituting
10 percent at February 1, 1997, and total revenues constituting 19 percent and 17 percent for the years ended January 27, 1996 and January 25, 1997, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PetCare Plus, Inc., is based solely on the report of the other auditors.

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

	In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petco Animal Supplies, Inc. and subsidiaries as of February 1, 1997 and January 31, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998 in conformity with generally accepted accounting principles.




San Diego, California					   KPMG Peat Marwick LLP
April 17, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
PetCare Plus, Inc.:

We have audited the accompanying balance sheets of PetCare Plus, Inc. as of January 25, 1997 and the related statements of operations, redeemable convertible preferred stock and stockholder's equity and cash flows for the years ended January 25, 1997 and January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetCare Plus, Inc. as of January 25, 1997, and the results of its operations and its cash flows for the years ended January 25, 1997 and January 27, 1996 in conformity with generally accepted accounting principles.




Chicago, Illinois						Coopers & Lybrand L.L.P.
April 16, 1997, except as to the
	information presented in Note 4,
	for which the date is June 10, 1997

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

ASSETS

                                                          February 1,  January 31,
                                                             1997          1998
                                                          ----------   -----------
Current assets:
  Cash and cash equivalents                               $  44,338    $    3,354
  Receivables                                                 7,881        10,879
  Inventories                                                82,782        96,873
  Deferred tax assets (note 6)                                6,439         8,354
  Other                                                       2,428         4,942
                                                          ---------     ---------
    Total current assets                                    143,868       124,402

Fixed assets (note 4):
  Equipment                                                  43,613        51,525
  Furniture and fixtures                                     36,298        50,575
  Leasehold improvements                                     67,936       100,151
                                                          ---------     ---------
                                                            147,847       202,251
  Less accumulated depreciation and amortization            (38,018)      (54,822)
                                                          ---------     --------
                                                            109,829       147,429

Goodwill                                                     42,408        39,348
Deferred tax assets (note 6)                                 14,268        17,885
Other assets                                                  2,244         6,131
                                                          ---------     ---------
                                                          $ 312,617    $  335,195
                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  42,457    $   51,794
  Accrued expenses                                           19,680        21,558
  Accrued salaries and employee benefits                      9,096         9,242
  Current portion of long-term debt (note 3)                  8,950         3,375
  Current portion of capital lease and other
    obligations (note 4)                                      4,575         5,073
                                                           --------     ---------
    Total current liabilities                                84,758        91,042

Long-term debt, excluding current portion (note 3)               --        26,625
Capital lease and other obligations, excluding current
  portion (note 4)                                           15,581        11,369
Accrued store closing costs                                   8,691        11,189
Deferred rent                                                 7,088         8,913

Stockholders' equity (note 5):
 Common stock, $.0001 par value, 100,000 shares
    authorized, 20,153 and 21,060 shares issued
    and outstanding, respectively                                 2             2
 Additional paid-in capital                                 265,971       270,755
 Accumulated deficit                                        (69,474)      (84,700)
                                                           --------       -------
    Total stockholders' equity                              196,499       186,057
Commitments and contingencies (notes 4, 5, and 9)
                                                           --------       ------
                                                          $ 312,617     $ 335,195
                                                           ========       =======

See accompanying notes to consolidated financial statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                          Years Ended
                                            -----------------------------------
                                               February 3, February 1, January 31,
                                                  1996        1997         1998
                                               ----------  ----------  ----------

Net sales                                      $  443,585  $  600,637  $  749,789

Cost of sales and occupancy costs                 337,873     446,315     553,566
                                                ---------   ---------   --------
      Gross profit                                105,712     154,322     196,223

Selling, general and administrative expenses      101,760     132,745     173,667

Merger and business integration costs (note 2)      9,196      37,208      38,693
                                                ---------   ---------   ---------
      Operating loss                               (5,244)    (15,631)    (16,137)

Loss on disposal of stores (note 7)                 3,500          --          --

Interest income                                    (1,477)     (2,179)      (588)

Interest expense                                    1,548       2,779      3,118
                                                ---------    --------    --------
      Loss before income taxes                     (8,815)    (16,231)    (18,667)

Income tax benefit (note 6)                       (14,601)     (4,075)     (5,486)
                                                ---------    --------    --------
      Net earnings (loss)                      $    5,786  $  (12,156) $  (13,181)
                                                =========   =========   =========

Net earnings (loss) per common share, basic    $     0.36  $    (0.63) $    (0.64)
                                                =========   =========   =========

Net earnings (loss) per common share, diluted  $     0.35  $    (0.63) $    (0.64)
                                                =========   =========   =========


See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

                                            Additional                Total
                              Common Stock    Paid-in  Accumulated Stockholders'
                            Shares   Amount   Capital    Deficit   Equity
                            --------------- ---------- ----------- -------------
Balances at
 January 28, 1995             12,020 $    1  $110,398   $ (46,832)   $ 63,567

Restatement for
 poolings of
 interests (Note 2)            1,264     --    22,523     (15,180)      7,343
                              ------  -----   -------    --------     -------
Balances at
 January 28, 1995             13,284 $    1  $132,921   $ (62,012)   $ 70,910

Sale of common stock           3,897     --    53,614          --      53,614

Exercise of options                5     --        60          --          60

Distributions to
 shareholders (note 2)            --     --        (8)       (323)       (331)

Net earnings                      --     --        --       5,786       5,786
                              ------  -----   -------     -------      ------
Balances at
 February 3, 1996             17,186 $    1  $186,587    $(56,549)   $130,039

Sale of common stock           2,897      1    78,698          --      78,699

Cash in lieu of
 fractional shares                --     --        (5)         --          (5)

Exercise of options               69     --       670          --         670

Issuance of stock
 for services                      1     --        21          --          21

Distributions to
 shareholders (note 2)            --     --        --        (769)       (769)

Net loss                          --     --        --     (12,156)    (12,156)
                               -----   ----    ------     -------     -------
Balances at
 February 1, 1997             20,153 $    2  $265,971    $(69,474)   $196,499

Beginning balance of
 immaterial poolings
 of interests (note 2)           613     --     2,311      (2,045)        266

Exercise of options              293     --     2,449          --       2,449

Issuance of stock
 For services                      1     --        24          --          24

Net loss                          --     --        --     (13,181)    (13,181)
                              ------  -----   -------     -------      ------
Balances at
 January 31, 1998             21,060 $    2  $270,755    $(84,700)  $ 186,057
                              ======  =====   =======     =======    ========


See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Years Ended
                                                    -----------------------------------------
                                                    February 3,    February 1,    January 31,
                                                       1996           1997          1998
                                                    ----------     ----------     ----------
Cash flows from operating activities:
  Net earnings (loss)                                $  5,786       $(12,156)      $ (13,181)
  Depreciation and amortization                        11,190         18,089          24,289
  Deferred taxes                                      (16,031)        (5,204)         (5,391)
  Loss on retirement of fixed assets                    3,603          4,712           5,908
  Loss on disposal of stores                            3,500             --              --
  Changes in assets and liabilities, net of effects
    of purchase acquisitions:
    Receivables                                        (1,226)        (2,348)         (2,845)
    Inventories                                       (14,006)       (15,342)         (7,992)
    Other assets                                          210         (2,766)         (7,247)
    Accounts payable                                    6,550          3,112          12,667
    Accrued expenses                                       53          2,592             567
    Accrued salaries and employee benefits                720          3,238             145
    Accrued store closing costs                         5,179          3,887           2,489
    Deferred rent                                       1,040          1,540           1,170
                                                      -------        -------        --------
      Net cash provided by (used in) operating
        activities                                      6,568           (646)         10,579
                                                      -------        -------        --------

Cash flows from investing activities:
  Additions to fixed assets                           (35,361)       (46,246)        (59,633)
  Net cash invested in acquisitions of businesses     (30,373)        (7,021)         (6,028)
  Proceeds from sale of fixed assets                       --          1,626              --
  Proceeds from disposal of stores                      2,426             --              --
  Other                                                   224             --              --
                                                      -------        -------        --------
      Net cash used in investing activities           (63,084)       (51,641)        (65,661)
                                                      -------        -------        --------

Cash flows from financing activities:
  Borrowings under long-term debt agreements            2,750          5,450          28,591
  Repayment of long-term debt agreements                   --             --         (10,335)
  Borrowings under other obligations                    1,178             --              --
  Repayment of capital lease and other obligations     (2,984)        (4,626)         (7,221)
  Proceeds from the issuance of common stock           53,675         79,385           2,473
  Distributions to shareholders                          (331)          (769)             --
                                                      -------        -------        --------
      Net cash provided by financing activities        54,288         79,440          13,508
                                                      -------        -------        --------

Net increase (decrease) in cash and cash equivalents   (2,228)        27,153         (41,574)
Cash and cash equivalents at beginning of year         19,413         17,185          44,338
Beginning cash and cash equivalents of immaterial
  poolings of interests                                    --             --             590
                                                      -------        -------         -------
Cash and cash equivalents at end of year             $ 17,185       $ 44,338        $  3,354
                                                      =======        =======         =======
Supplemental cash flow disclosures:
  Interest paid on debt                              $  1,340       $  2,792        $  3,105
  Income taxes paid                                  $  1,436       $  1,854        $    920
Supplemental disclosure of noncash financing
  activities:
  Additions to capital leases                        $ 11,093       $  8,015        $  1,268


See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.  Summary of Significant Accounting Policies

 (a)  Description of Business:

	PETCO Animal Supplies, Inc., (the Company or PETCO) a Delaware corporation, is a national specialty retailer of premium pet food and supplies with stores in 33 states and the District of Columbia.

 (b)  Basis of Presentation:

	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Fiscal Year:

	The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. The year ended February 3, 1996 consisted of 53 weeks and the years ended February 1, 1997 and January 31, 1998 consisted of 52 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

 (d) Cash Equivalents:

	The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

 (e) Inventories:

	Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

 (f) Pre-opening Costs:

	Costs incurred in connection with opening new stores are expensed as incurred.

 (g) Fixed Assets:

	Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Amortization is computed using the straight-line method over the lesser of the lease term or the estimated useful lives of the assets, generally five to fifteen years.

 (h) Goodwill:

	Goodwill represents the excess of the cost over the fair market value of net assets acquired by the Company. Goodwill is amortized straight-line over fifteen years. The Company continually reviews goodwill to assess recoverability from future undiscounted cash flows. Accumulated amortization at February 1, 1997 and January 31, 1998 was $3,423 and
$6,483, respectively.

 (i) Other Assets:

	Other assets consist primarily of lease deposits, non-compete agreements and debt issuance costs. Non-compete agreements are amortized straight-line over the periods of the agreements, generally five to seven years. Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt, generally five years. Accumulated amortization for intangible other assets at February 1, 1997 and January 31, 1998 was $100 and $177, respectively.

 (j) Store Closing Costs:

	Management continually reviews the ability of stores to provide positive contributions to the Company's results. Costs associated with closing stores, consisting primarily of lease obligations and provisions to reduce assets to net realizable value are charged to operations upon the decision to close a store.

 (k) Income Taxes:

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

 (l) Fair Value of Financial Instruments:

	Because of their short maturities, the carrying amounts for cash and cash equivalents, receivables, accounts payable, accrued expenses, and accrued salaries and employee benefits approximate fair value. The carrying amounts for long-term debt and capital leases and other obligations approximate fair value as the interest rates are substantially similar to rates which could be obtained currently for similar instruments.

 (m) Impairment of Long-Lived Assets:

	The Company periodically assesses the impairment of long-lived assets based on expectations of future profitability and undiscounted cash flow from the related operations, and when circumstances dictate, adjusts the carrying value of the asset. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles and property and equipment.

 (n) Stock Options:

	The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", which recognizes compensation expense on the grant date if the current market price of the stock exceeded the exercise price. In 1996, the Company elected to adopt the disclosure provisions of Statement Of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

 (o) Earnings Per Share:

	The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. All prior period net earnings (loss) per common share information are presented in accordance with SFAS No. 128.

	Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per share, basic and diluted, are presented below:

                                                            Years Ended
                                               ----------------------------------
                                               February 3, February 1, January 31,
                                                  1996        1997       1998
                                               ----------  ----------  ---------
Net earnings (loss)                             $  5,786    $(12,156)   $(13,181)

Common shares, basic                              16,147      19,426      20,646
Dilutive effect of stock options                     280          --          --
                                                 -------     -------     -------
Common shares, diluted                            16,427      19,426      20,646
                                                 =======     =======     =======

Dilutive effect of stock options of 561 and 581 shares were not included in computing diluted earnings (loss) per share for fiscal 1996 and fiscal 1997, respectively, because the effect would have been antidilutive.

 (p) Reclassifications:

	Certain previously reported amounts have been reclassified to conform with the current period presentation.


2. BUSINESS COMBINATIONS

The Company acquired all of the outstanding equity securities of a retailer with eight pet food and supply stores operated under the tradename Pet Nosh in July 1996, a retailer with four pet food and supply stores operated under the tradename PETS USA in October 1996, and a retailer with thirty-two pet food and supply stores operated under the tradename Pet Food Warehouse in December 1996, in exchange for an aggregate 2,929 shares of common stock in transactions accounted for as poolings of interests. All prior period financial statements have previously been restated for these acquisitions.

The Company acquired all of the outstanding equity securities of a retailer with four pet food and supply stores operated under the tradename Super Pets in August 1997, a retailer with nine pet food and supply stores operated under the tradename Paws in October 1997, a retailer with five pet food and supply stores operated under the tradename The PetCare Company in October 1997, and a retailer with four pet food and supply stores operated under the tradename Pet Food Savemart in October 1997, in exchange for an aggregate 613 shares of common stock. These acquisitions were accounted for as poolings of interests with their financial positions and results of operations included in the accompanying consolidated financial statements from the beginning of the period in which each immaterial pooling was completed. Previously reported financial statements have not been restated to include the results of these acquisitions as revenues and results of operations prior to the acquisition were not material to the consolidated financial position or results of operations of the Company.

The Company acquired all of the outstanding equity securities of a retailer with eighty-two pet food and supply stores operated under the tradename PetCare ("PetCare") in November 1997, in exchange for 1,543 shares of common stock. This transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of PetCare.

Net sales and net earnings (loss) for the separate companies for the periods preceding the PetCare acquisition were as follows:

									                                                  Net Earnings
          		                                    Net Sales      (Loss)
                                                ---------   ------------
Year ended February 3, 1996:
	PETCO, as previously reported	                $  358,951 $   7,465
	PetCare (1)	                                      84,634 $  (1,679)
                                                ---------    --------
	Combined	                                     $  443,585	$   5,786
                                                =========    ========

Year ended February 1, 1997:
	PETCO, as previously reported	                $  500,036	$ (11,685)
	PetCare (1)	                                     100,601	     (471)
                                                ---------    --------
	Combined	                                     $  600,637 $ (12,156)
                                                =========    ========

Year ended January 31, 1998:
	PETCO	                                        $  695,713	$ (11,193)
	PetCare	                                          54,076	   (1,988)
                                                ---------   --------
	Combined	                                     $  749,789	$ (13,181)
                                                =========   ========

	(1)In connection with the pooling with PetCare, an additional $1,143 and $327 of deferred tax assets were recognized in fiscal 1995 and fiscal 1996, respectively.

During fiscal 1995, the Company completed six acquisitions of retailers of pet food and supplies. All of these acquisitions were accounted for as purchases. The aggregate fair market value of assets acquired was $38,756 and assumed liabilities were $8,383 with $30,373 of net cash invested in the acquisition of these businesses. The excess of the aggregate cost over the fair market value of net assets acquired was $28,905 which has been recorded as goodwill and is being amortized over fifteen years.

During fiscal 1996, the Company completed two acquisitions of retailers of pet food and supplies in transactions accounted for as purchases. The aggregate fair value of assets acquired was $14,433 and assumed liabilities were $1,384 with $13,049 of net cash invested in the acquisition of these businesses, of which $6,028 was expended in fiscal 1997. The excess of the aggregate cost over the fair value of net assets acquired was $11,293 which was recorded as goodwill and is being amortized over fifteen years.

The consolidated financial statements include the operating results from the closing date for each respective purchase acquisition. The purchase acquisitions during fiscal 1996 did not materially affect results of operations and accordingly, pro-forma results are not presented for fiscal 1996.

In fiscal 1995, merger and business integration costs of $9,196 were recorded following acquisition activities. These costs were primarily associated with lease cancellations and closure of traditional stores located in the same markets as acquired stores and the conversion and integration of certain acquired stores.

In fiscal 1996, merger and business integration costs of $37,208 were recorded following acquisition activities. These costs consisted of $7,182 of transaction costs, $22,224 of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $3,835 of reformatting, facility conversion and other integration costs and $3,967 of severance and other costs.

In fiscal 1997, merger and business integration costs of $38,693 were recorded following acquisition activities. These costs consisted of $4,470 of transaction costs, $17,790 of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $12,216 of reformatting, facility conversion and other integration costs and $4,217 of severance and other costs.

Distributions to shareholders reflected in the accompanying Consolidated Statement of Stockholders' Equity reflect activities of the pooled companies.

3.  LONG-TERM DEBT

On January 30, 1998, the Company agreed to a five year credit facility with a syndicate of banks which provides for borrowings up to $110,000. The credit facility provides $80,000 in revolving loans and $30,000 for a term loan. Borrowings under the credit facility are unsecured and bear interest, at the Company's option, at the agent bank's corporate base rate or LIBOR plus 0.50% to 1.50% based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth.

Long-term debt consists of:
                            February 1, January 31,
                               1997        1998
                            ----------  ----------
Revolving loans               $ 8,950     $    --
Term loan                          --      30,000
                               ------      ------
                                8,950      30,000
Less current portion            8,950       3,375
                               ------      ------
                              $    --     $26,625
                               ======      ======

Annual maturities of long-term debt for the next five fiscal years are as follows:
$3,375, $4,500, $7,125, $7,500 and $7,500.

4.  Lease Commitments and Other Obligations

	The Company finances certain fixed assets under capital leases. There are approximately $21,200 and $22,500 in fixed assets financed through capital leases at February 1, 1997 and January 31, 1998, respectively. Accumulated amortization related to these financed assets was approximately $5,000 and $7,500 at February 1, 1997 and January 31, 1998, respectively.

	The Company leases warehouse and store facilities under operating leases. These operating leases generally have terms from three to ten years. Certain stores leases include additional contingent rental payments ranging from 2% to 6% of store revenues above defined levels. Contingent rentals during fiscal years 1995, 1996, and 1997 were $61, $24 and $33, respectively.

	At January 31, 1998, the present value of future minimum payments for capital lease and other obligations, and minimum lease payments under noncancellable operating leases were as follows:

                                                Capital Leases
                                                   and Other    Operating
   Years                                          Obligations     Leases
   -----                                        --------------  ---------
   1998                                            $ 6,700       $ 67,414
   1999                                              5,288         65,295
   2000                                              3,121         62,627
   2001                                              1,591         56,234
   2002                                                323         52,190
   Thereafter                                        2,644        239,554
                                                    ------        -------
   Total minimum payments                           19,667       $543,314
                                                                  =======
   Less amount representing interest                 3,225
                                                    ------
   Present value of net minimum capital
      lease and other obligations payments          16,442

   Less current portion of capital lease
      and other obligations                          5,073
                                                    ------
   Capital lease and other obligations             $11,369
                                                    ======


	Rent expense under operating leases for fiscal years 1995, 1996, and 1997 was approximately $39,639, $55,023, and $70,506, respectively.


5.  EQUITY

 (a) Common Stock:

	All references to common share information in the accompanying consolidated financial statements and notes reflect recognition of an April 15, 1996, three for two stock split. In June 1996, the Company's stockholders approved an increase in the number of authorized shares to 100,000.

	In 1995, the Company sold 3,897 common shares, for net proceeds to the Company of $53,614. In 1996, the Company sold 2,897 common shares, for net proceeds to the Company of $78,699.


 (b) Stock Options:

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

	In February 1994, the Company's stockholders approved the Directors 1994 Stock Option Plan ("Directors Plan") which provides for the granting of common stock options to directors. Stock option exercise prices must be equal to the fair market value of the common stock on the grant date. In June 1995, the Company's stockholders approved an amendment to the Directors Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 0.1% of the number of shares of common stock issued and outstanding as of the end of the immediately preceding fiscal year.

	In 1996, the Company assumed an employee stock option plan ("1993 Company Plan") from Pet Food Warehouse which provided for the granting of incentive and nonqualified stock options with exercise prices equal to their fair market values on their grant dates that become exercisable over various periods and expire five or six years after the date of grant. The common shares and exercise prices under this plan were adjusted based on the common share conversion rate per the merger agreement with Pet Food Warehouse. No future grants will be made under this plan.

	In 1997, the Company assumed an employee stock option plan ("1989 Company Plan") from PetCare which provided for the granting of incentive and non-qualified stock options with exercise prices equal to their fair market values on their grant dates that became exercisable over various periods and expire up to ten years after the date of grant. The common shares and exercise prices under this plan were adjusted in accordance with the terms of the merger agreement with PetCare. No further grants will be made under this plan.

Information regarding the stock option plans follows:


                            1994 Company Plan                   1993 Company Plan
                         ---------------------------------    ---------------------------------
                                                  Weighted                             Weighted
                                                  Average                              Average
                                   Option Price   Exercise             Option Price    Exercise
                         Shares     Per Share      Price      Shares    Per Share       Price
                         ------    ------------   --------    ------   -------------   --------
Outstanding at
  January 28, 1995          548   $       10.33   $  10.33       107   $ 8.05-$42.27   $  24.31
Granted                     156   $12.33-$18.33   $  12.57       167   $14.95-$24.75   $  18.08
Exercised                    (6)  $       10.33   $  10.33        --              --         --
Cancelled                    (8)  $10.33-$12.33   $  11.49       (65)  $16.72-$27.23   $  24.31
                         ------    ------------    -------    ------    ------------    -------
Outstanding at
  February 3, 1996          690   $10.33-$18.33   $  12.58       209   $ 8.05-$42.27   $  19.73
Granted                     333   $       23.17   $  23.17        41   $18.40-$23.58   $  18.51
Exercised                   (50)  $       10.33   $  10.33        --   $16.68-$19.12   $  17.50
Cancelled                   (47)  $10.33-$23.17   $  20.52       (41)  $8.05-$23.58   $  19.13
                         ------    ------------    -------    ------    ------------    -------
Outstanding at
  February 1, 1997          926   $10.33-$23.17   $  14.77       209   $14.95-$42.27   $  19.52
Granted                     645   $22.50-$30.31   $  23.17        --              --   $     --
Exercised                  (164)  $       10.33   $  10.33       (75)  $15.24-$27.21   $  20.11
Cancelled                   (85)  $10.33-$23.17   $  20.52       (13)  $14.95-$42.27   $  23.71
                         ------    ------------    -------    ------    ------------    -------
Outstanding at
   January 31, 1998       1,322   $10.33-$30.31   $  18.89       121   $14.95-$27.73   $  18.74
                         ======    ------------    -------    ======    ------------    -------

Exercisable at
  February 3, 1996          336   $       10.33   $  10.33        64   $ 8.05-$42.27   $  23.69
Exercisable at
  February 1, 1997          383   $       10.33   $  10.33       182   $14.95-$42.27   $  19.40
Exercisable at
  January 31, 1998          372   $10.33-$30.25   $  12.55       111   $14.95-$27.73   $  18.63

Available for grant at
  January 31, 1998          784                                   --


                                  Directors Plan                       1989 Company Plan
                         ---------------------------------    ---------------------------------
                                                  Weighted                             Weighted
                                                  Average                              Average
                                   Option Price   Exercise               Option Price  Exercise
                         Shares     Per Share       Price     Shares      Per Share      Price
                         ------    ------------   --------    ------   --------------  --------
Outstanding at
  January 28, 1995            5   $       10.33   $  10.33       105   $ 7.70-$11.54   $   7.71
Granted                       6   $       12.33   $  12.33        78   $       11.54   $  11.54
Exercised                    --              --         --        --   $          --   $     --
Cancelled                    --              --         --        --   $          --   $     --
                         ------    ------------    -------    ------    ------------    -------
Outstanding at
  February 3, 1996           11   $10.33-$12.33   $  11.47       183   $ 7.70-$11.54   $   9.34
Granted                       3   $       31.67   $  31.67         5   $       11.54   $  11.54
Exercised                    --   $          --   $     --        --   $          --   $     --
Cancelled                    --              --         --        --   $          --   $     --
                         ------    ------------    -------    ------    ------------    -------
Outstanding at
  February 1, 1997           14   $10.33-$31.67   $  15.96       188   $ 7.70-$11.54   $   9.40
Granted                      12   $21.38-$22.50   $  21.67        --   $      11.54   $  11.54
Exercised                    --   $          --   $     --      (134)  $ 7.70-$11.54   $   9.61
Cancelled                    --   $          --   $     --        --              --         --
                         ------    ------------    -------    ------    ------------    -------
Outstanding at
  January 31, 1998           26   $10.33-$31.67   $  18.64        54   $ 7.70-$11.54   $   8.89
                         ======    ------------    -------    ======    ------------    -------
Exercisable at
  February 3, 1996           11   $10.33-$12.33   $  11.47        78   $ 7.70-$11.54   $   7.75
Exercisable at
  February 1, 1997           14   $10.33-$31.67   $  15.96       107   $ 7.70-$11.54   $   8.22
Exercisable at
  January 31, 1998           26   $10.33-$31.67   $  18.64        54   $ 7.70-$11.54   $   8.89

Available for grant at
  January 31, 1998           64                                   --


In March 1998, options for 689 shares were granted under the 1994 Company Plan which vest in March 2001 and are exercisable at $17.44 per share, and options for 6,000 shares were granted under the Directors Plan that were immediately exercisable at $17.44 per share.

 (c) Accounting for Stock Options:

	The Company accounts for stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, under which no compensation expense was recognized. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been reduced by approximately $650 or $0.04 per share during 1995, the Company's net loss and loss per share would have been increased by $2,340, or $0.12 per share, during 1996, and the Company's net loss and loss per share would have been increased by $3,850, or $0.18 per share, during 1997. The pro forma change in net earnings (loss) reflects only options granted in 1995, 1996, and 1997. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma change in net earnings (loss) amounts presented above because compensation cost is reflected over the options vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. The weighted average fair value of the options granted during 1995, 1996 and 1997 were estimated as $7.30, $12.01 and $11.65 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 66%, 52.7%, and 47.5%, risk-free interest rate of 6.5%, 6.5%, and 6.0% for 1995, 1996 and 1997, respectively, and an expected life of five years for all grants.

	The following table summarizes information about the options outstanding under all stock option plans at January 31, 1998:

                          Options Outstanding               Options Exercisable
                  -----------------------------------    ------------------------
                                Weighted
                                 Average     Weighted                    Weighted
   Range of                     Remaining    Average                     Average
   Exercise         Number     Contractual   Exercise       Number       Exercise
    Prices        Outstanding  Life (Years)   Price      Exercisable      Price
                  -----------  ------------  --------    -----------     --------
   $10-$20               635       5.90      $  12.03           493       $11.82
   $20-$30               850       8.73      $  22.84            34       $22.98
   $30-$45                38       9.34      $  30.37            36       $30.37
                   ---------                               --------
                       1,523                                    563
                   =========                               ========


6.  INCOME TAXES

	Income taxes (benefit) consists of the following:

                                            Years Ended
                              ----------------------------------------
                               February 3,   February 1,   January 31,
                                  1996          1997          1998
                              -----------    ----------    ----------
   Current:
      Federal                  $  1,090      $    958       $    416
      State                         340           171           (370)
                                -------       -------        -------
                                  1,430         1,129             46
                                -------       -------        -------
   Deferred:
      Federal                   (15,370)       (5,186)        (4,290)
      State                        (661)          (18)        (1,242)
                                -------       -------        -------
                                (16,031)       (5,204)        (5,532)
                                -------       -------        -------
   Income taxes (benefit)      $(14,601)     $ (4,075)      $ (5,486)
                                =======       =======        =======

	A reconciliation of income taxes at the federal statutory rate of 34% with the provision for income taxes (benefit) follows:

                                            Years Ended
                               ---------------------------------------
                               February 3,   February 1,   January 31,
                                  1996          1997          1998
                               ----------    ----------    ----------
   Income taxes at federal
      statutory rate           $ (2,998)     $ (5,518)       $ (6,347)
   Non-deductible expenses            4         1,323           1,489
   State taxes, net of federal
      tax benefit                  (233)          101          (1,064)
   Change in valuation
      allowance                 (11,809)           --              --
   Other                            435            19             436
                                -------       -------         -------
                               $(14,601)     $ (4,075)       $ (5,486)
                                =======       =======         =======

	The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

                                            Years Ended
                               ---------------------------------------
                               February 3,   February 1,   January 31,
                                  1996          1997          1998
                               ----------    ----------    ----------
   Inventory                   $   (344)      $ (2,891)     $ (1,216)
   Deferred rent                   (420)        (1,072)         (588)
   Depreciation                     833          1,424         1,611
   Accrued fringes                 (527)           (96)         (699)
  Intangibles                       245           (178)        1,771
  Store closing costs            (1,182)        (1,833)       (1,941)
   Fixed assets                  (1,410)        (1,318)        1,128
   Other assets                      --             --        (2,358)
   Benefit of net operating
      loss carryforwards           (604)           943        (3,929)
   Other                           (216)          (183)          689
   Change in valuation
      allowance                 (11,809)            --            --
  Prior year adjustments           (597)            --            --
                                -------        -------       -------
                               $(16,031)      $ (5,204)     $ (5,532)
                                =======        =======       =======

	Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets follow:


                                                      Years Ended
                                               -------------------------
                                               February 1,   January 31,
                                                  1997          1998
                                               ----------    ----------

Deferred tax assets:
  Inventory                                    $ 5,033       $ 6,249
  Deferred rent                                  2,824         3,412
  Accrued fringes                                1,406         2,105
  Intangibles                                      553            --
  Store closing costs                            3,555         5,496
  Fixed assets                                   2,728         1,600
  Other assets                                      --         2,358
  Net operating loss carryforwards              10,693        14,622
  Other                                            370            --
                                                ------        ------
  Total deferred tax assets                     27,162        35,842
  Valuation allowance                           (4,900)       (4,900)
                                                ------        ------
  Net deferred tax assets                       22,262        30,942
                                                ------        ------

Deferred tax liabilities:
  Depreciation                                  (1,555)       (3,166)
  Intangibles                                       --        (1,218)
  Other                                             --          (319)
                                                ------        ------
  Total deferred tax liabilities                (1,555)       (4,703)
                                                ------        ------

Net deferred tax assets                        $20,707       $26,239
                                                ======        ======

	Following the resolution of the Internal Revenue Service examination of certain of the Company's federal income tax returns during the year ended February 3, 1996, the valuation allowance of $11,809 was eliminated and income taxes provided in prior years adjusted. The valuation allowance of $4,900 at February 1, 1997 and January 31, 1998 relates to net operating loss carryforwards of PetCare. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

	At January 31, 1998, the Company has available net loss carryforwards of $39,239 for federal income tax purposes, which begin expiring in 2004, and $36,406 for state income tax purposes, which begin expiring in 1998.


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

8.  EMPLOYEE SAVINGS PLAN

	The Company has an employee savings plan which permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Effective April 1, 1997, the Company adopted a matching provision for 50% of the first 3% of compensation that is contributed by each participating employee. In connection with the required match, the Company's contribution to the plan was $58 in 1996 and $199 in 1997. Prior to 1996, there was no matching contribution.


9. Commitments and Contingencies

	Because of the nature of its activities, the Company is subject to legal actions which arise out of the normal course of business. In the opinion of management, based in part upon the advice of outside counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

EXHIBIT INDEX

                                                                      Sequentially
                                                                        Numbered
Number                            Document                                 Page
------                            --------                            ------------
2.1   Agreement and Plan of Merger, dated as of October 3, 1996,          --
      by and among Petco, PASI Acquisition Corp. and Pet Food
      Warehouse, Inc. (1)
3.1   Amended and Restated Certificate of Incorporation, as               --
      amended. (1)
3.2   Amended and Restated By-Laws. (2)                                   --
4.1   Form of Common Stock Certificate. (2)                               --
10.1  Credit Agreement, dated January 30, 1998 between the Company        51
      and Union Bank, as Syndicating Agent. (3)
10.2  Term loan Agreement, dated January 29, 1996, between the            --
      Company and Union Bank. (4)
10.3  First Amendment to Term loan Agreement, dated April 24, 1997,       --
      between the Company and Union Bank.(5)
10.4  Distribution Center Lease, dated March 24, 1994, between the        --
      Company and The Principal Mutual Life Insurance Company for
      10401 Seventh Street, Rancho Cucamonga, California. (6)
10.5  Lease Dayton (3)                                                   120
10.6  Distribution Center Lease, dated February 20, 1998 between the     213
      Company and Industrial Developments International, Inc. for
      3801 Rock Creek Boulevard, Joliet, Illinois. (3)
10.7  Lease Mira Loma (3)                                                274
10.8  Master Equipment Lease Agreement, dated October 19, 1992,           --
      between the Company and Sanwa Business Credit Corporation. (2)
10.9  Master Equipment Lease Agreement, dated September 21, 1994,         --
      between the Company and General Electric Credit Corporation. (6)
10.10 Master Equipment Lease Agreement, dated March 10, 1995, between     --
      the Company and KeyCorp Leasing Ltd. (4)
10.11 Master Equipment Lease Agreement, dated November 15, 1995,          --
      between the Company and Fleet Credit Corporation. (4)
10.12 Master Lease Agreement, dated December 27, 1995, between the        --
      Company and Newcourt Financial USA, Inc. (4)
10.13 Master Lease Agreement, dated September 28, 1995, between the       --
      Company and USL Capital Corporation. (4)
10.14 Employment Letter Agreement, dated October 3, 1996, by and          --
      between Petco and Marvin W. Goldstein. (1)
10.15 Employment Agreement, dated March 17, 1996, between the Company     --
      and Brian K. Devine. (4)
10.16 Form of Indemnification Agreement between the Company and           --
      certain officers and directors. (2)
10.17 Form of Retention Agreement for executive officers. (3)            366
10.18 Form of Retention Agreement for officers. (3)                      375
10.19 Petco Animal Supplies 401(k) Plan. (2)                              --
10.20 The 1994 Stock Option and Restricted Stock Plan for Executive       --
      and Key Employees of Petco Animal Supplies, Inc., as amended. (7)
10.21 First Amendment to 1994 Stock Option and Restricted Stock Plan      --
      for Executive and Key Employees of Petco Animal Supplies, Inc. (5)
10.22 Petco Animal Supplies, Inc. Group Benefit Plan, dated July 29,      --
      1991, as amended. (4)
10.23 Petco Animal Supplies, Inc. Directors' 1994 Stock Option Plan,      --
      as amended. (4)
10.24 Form of Petco Animal Supplies, Inc. Nonstatutory Stock Option       --
      Agreement. (2)
10.25 Form of Petco Animal Supplies, Inc. Incentive Stock Option          --
      Agreement.  (2)



10.26 Form of Petco Animal Supplies, Inc. Restricted Stock Agreement. (2) --
10.27 Form of Petco Animal Supplies, Inc. Nonstatutory Stock Option       --
      Agreement (Directors' 1994 Stock Option Plan).  (2)
10.28 The Pet Food Warehouse, Inc. 1993 Stock Option Plan (8)             --
10.29 Pet Food Warehouse, Inc. Amendment to 1993 Stock Option Plan. (9)   --
10.30 The PetCare Plus, Inc. 1989 Stock Option Plan (the "1989 Stock      --
      Option Plan"). (10)
10.31 Form of Incentive Stock Option Agreement under the 1989 Stock       --
      Option Plan. (10)
10.32 Form of Nonqualified Stock Option Agreement under the 1989          --
      Stock Option Plan. (10)
21.1	Subsidiaries of the registrant. (3)                                  47
23.1	Consent of KPMG Peat Marwick LLP. (3)                                48
23.2	Consent of Coopers & Lybrand L.L.P. (3)                              49
27.1	Financial Data Schedule. (3)                                         50

_____________
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 dated October 23, 1996, File No. 333-14699, including Amendment No. 1 thereto dated November 20, 1996.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated January 13, 1994, File No. 33-77094, including Amendment No. 1 thereto dated February 24, 1994 and Amendment No. 2 thereto dated March 11, 1994.
(3) Filed herewith.
(4) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated April 4, 1996, File No. 333-3156, including Amendment No. 1 thereto dated April 24, 1996.
(5) Filed as an exhibit to the Company's Current Report on Form 10-K dated April 30, 1997.
(6) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated March 31, 1995, File No. 33-90804, including Amendment No. 1 thereto dated April 27, 1995.
(7) Filed as an exhibit to the Company's Proxy Statement dated May 24, 1996 relating to the 1996 Annual Meeting of Stockholders of Petco.
(8) Filed as an exhibit to Pet Food Warehouse, Inc.'s Registration Statement on Form SB-2 dated July 6, 1993, File No. 33-65734C, including Amendment No. 1 thereto, dated effective August 13, 1993, Post-Effective Amendment No. 1 thereto, dated January 7, 1994, Post-Effective Amendment No. 2 thereto, dated February 1, 1994, and Post-Effective Amendment No. 3 thereto, dated February 10, 1994.
(9) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated February 26, 1997, File No. 333-14699.
(10)Filed as an exhibit to the Company's Registration Statement on Form S-8 dated March 20, 1998, File No. 333-48311.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1998.

                                  PETCO ANIMAL SUPPLIES, INC.


                                  By: /s/BRIAN K. DEVINE
                                     -------------------------------------
                                     Brian K. Devine
                                     Chairman of the Board, President and
                                     Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                      Date
        ---------                     -----                      ----

/s/BRIAN K. DEVINE        Chairman of the Board, President   April 30, 1998
-----------------------
Brian K. Devine           and Chief Executive Officer
                          (Principal Executive Officer)


/s/RICHARD C. ST. PETER   Executive Vice President, Chief    April 30, 1998
-----------------------
Richard C. St. Peter      Financial Officer and Secretary
                          (Principal Financial Officer)


/s/JAMES M. MYERS         Senior Vice President, Finance     April 30, 1998
-----------------------
James M. Myers            (Principal Accounting Officer)


/s/ANDREW G. GALEF        Director                           April 30, 1998
-----------------------
Andrew G. Galef


/s/RICHARD J. LYNCH       Director                           April 30, 1998
-----------------------
Richard J. Lynch


/s/JAMES F. McCANN          Director                         April 30, 1998
-----------------------
James F. McCann


/s/PETER M. STARRETT      Director                           April 30, 1998
-----------------------
Peter M. Starrett

                                                              Exhibit 21.1




PETCO ANIMAL SUPPLIES, INC.

SUBSIDIARIES


                      Name                            Jurisdiction of Incorporation
                      ----                            -----------------------------
International Pet Supplies and Distribution, Inc.              California

Pet Nosh Consolidated Co., Inc.                                 New York


                                                          Exhibit 23.1

The Board of Directors
Petco Animal Supplies, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-82302, 33-95352, 333-04442, 333-26301, and 333-48311) on Form S-8
and (No. 333-14699) on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 of Petco Animal Supplies, Inc. of our report dated April 17, 1998, relating to the consolidated balance sheets of Petco Animal Supplies, Inc. and subsidiaries as of February 1, 1997 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1998, which report appears in the January 31, 1998, annual report on Form 10-K of Petco Animal Supplies, Inc.


                                        KPMG Peat Marwick LLP

San Diego, California
April 28, 1998

                                                          Exhibit 23.2


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Petco Animal Supplies, Inc. on Form S-3 (File No. 333-45889) and Form S-8 (File No. 333-48311) of our report dated April 16, 1997, on our audits of the financial statements of PetCare Plus, Inc. (which are included in the restated pooled financial statements of Petco Animal Supplies, Inc.) as of January 25, 1997 and for the years ended January 25, 1997 and January 27, 1996, which report is included in this Annual Report on Form 10-K.

                                        Coopers & Lybrand L.L.P.

Chicago, Illinois
April 29, 1998