Form 10-K/A
period 1998-01-31
PETCO ANIMAL SUPPLIES INC
filed 1998-06-12
CIK 888455

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                     _____________________________

                               FORM 10-K/A
                             Amendment No. 1

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

                              EXHIBIT INDEX
                                                                    Sequentially
                                                                      Numbered
Number                     Document                                     Page
------                     --------                                 ------------
2.1   Agreement and Plan of Merger, dated as of October 3, 1996,         --
      by and among Petco, PASI Acquisition Corp. and Pet Food
      Warehouse, Inc. (1)
3.1   Amended and Restated Certificate of Incorporation, as              --
      amended. (1)
3.2   Amended and Restated By-Laws. (2)                                  --
4.1   Form of Common Stock Certificate. (2)                              --
10.1  Credit Agreement, dated January 30, 1998 between the Company       --
      and Union Bank, as Syndicating Agent. (3)
10.2  Term loan Agreement, dated January 29, 1996, between the           --
      Company and Union Bank. (4)
10.3  First Amendment to Term loan Agreement, dated April 24, 1997,      --
      between the Company and Union Bank.(5)
10.4  Distribution Center Lease, dated March 24, 1994, between the       --
      Company and The Principal Mutual Life Insurance Company for
      10401 Seventh Street, Rancho Cucamonga, California. (6)
10.5  Distribution Center Lease, dated July 1, 1997 between the          --
      Company and Knickerbocker Industrial Properties East LP for
      152 Dayton Jamesburg Road, South Brunswick, New Jersey. (3)
10.6  Distribution Center Lease, dated February 20, 1998 between the     --
      Company and Industrial Developments International, Inc. for
      3801 Rock Creek Boulevard, Joliet, Illinois. (3)
10.7  Distribution Center Lease, dated November 24, 1997 between         --
      the Company and Opus West Corporation for 4345 Parkhurst Street,
      Mira Loma, California. (3)
10.8  Master Equipment Lease Agreement, dated October 19, 1992,          --
      between the Company and Sanwa Business Credit Corporation. (2)
10.9  Master Equipment Lease Agreement, dated September 21, 1994,        --
      between the Company and General Electric Credit Corporation. (6)
10.10 Master Equipment Lease Agreement, dated March 10, 1995, between    --
      the Company and KeyCorp Leasing Ltd. (4)
10.11 Master Equipment Lease Agreement, dated November 15, 1995,         --
      between the Company and Fleet Credit Corporation. (4)
10.12 Master Lease Agreement, dated December 27, 1995, between the       --
      Company and Newcourt Financial USA, Inc. (4)
10.13 Master Lease Agreement, dated September 28, 1995, between the      --
      Company and USL Capital Corporation. (4)
10.14 Employment Letter Agreement, dated October 3, 1996, by and         --
      between Petco and Marvin W. Goldstein. (1)
10.15 Employment Agreement, dated March 17, 1996, between the Company    --
      and Brian K. Devine. (4)
10.16 Form of Indemnification Agreement between the Company and          --
      certain officers and directors. (2)
10.17 Form of Retention Agreement for executive officers. (3)            --
10.18 Form of Retention Agreement for officers. (3)                      --
10.19 Petco Animal Supplies 401(k) Plan. (2)                             --
10.20 The 1994 Stock Option and Restricted Stock Plan for Executive      --
      and Key Employees of Petco Animal Supplies, Inc., as amended. (7)
10.21 First Amendment to 1994 Stock Option and Restricted Stock Plan     --
      for Executive and Key Employees of Petco Animal Supplies, Inc. (5)
10.22 Petco Animal Supplies, Inc. Group Benefit Plan, dated July 29,     --
      1991, as amended. (4)
10.23 Petco Animal Supplies, Inc. Directors' 1994 Stock Option Plan,     --
      as amended. (4)
10.24 Form of Petco Animal Supplies, Inc. Nonstatutory Stock Option      --
      Agreement. (2)
10.25 Form of Petco Animal Supplies, Inc. Incentive Stock Option         --
      Agreement.  (2)

10.26 Form of Petco Animal Supplies, Inc. Restricted Stock Agreement. (2)--
10.27 Form of Petco Animal Supplies, Inc. Nonstatutory Stock Option      --
      Agreement (Directors' 1994 Stock Option Plan).  (2)
10.28 The Pet Food Warehouse, Inc. 1993 Stock Option Plan (8)            --
10.29 Pet Food Warehouse, Inc. Amendment to 1993 Stock Option Plan. (9)  --
10.30 The PetCare Plus, Inc. 1989 Stock Option Plan (the "1989 Stock     --
      Option Plan"). (10)
10.31 Form of Incentive Stock Option Agreement under the 1989 Stock      --
      Option Plan. (10)
10.32 Form of Nonqualified Stock Option Agreement under the 1989         --
      Stock Option Plan. (10)
21.1	 Subsidiaries of the registrant. (3)                                --
23.1	 Consent of KPMG Peat Marwick LLP. (3)                              --
23.2	 Consent of Coopers & Lybrand L.L.P. (3)                            --
27.1	 Financial Data Schedule. (11)                                       5

_____________
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 dated October 23, 1996, File No. 333-14699, including Amendment No. 1 thereto dated November 20, 1996.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated January 13, 1994, File No. 33-77094, including Amendment No. 1 thereto dated February 24, 1994 and Amendment No. 2 thereto dated March 11, 1994.
(3) Previously filed.
(4) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated April 4, 1996, File No. 333-3156, including Amendment No. 1 thereto dated April 24, 1996.
(5) Filed as an exhibit to the Company's Current Report on Form 10-K dated April 30, 1997.
(6) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated March 31, 1995, File No. 33-90804, including Amendment No. 1 thereto dated April 27, 1995.
(7) Filed as an exhibit to the Company's Proxy Statement dated May 24, 1996 relating to the 1996 Annual Meeting of Stockholders of Petco.
(8) Filed as an exhibit to Pet Food Warehouse, Inc.'s Registration Statement on Form SB-2 dated July 6, 1993, File No. 33-65734C, including Amendment No. 1 thereto, dated effective August 13, 1993, Post-Effective Amendment No. 1 thereto, dated January 7, 1994, Post-Effective Amendment No. 2 thereto, dated February 1, 1994, and Post-Effective Amendment No. 3 thereto, dated February 10, 1994.
(9) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated February 26, 1997, File No. 333-14699.
(10)Filed as an exhibit to the Company's Registration Statement on Form S-8 dated March 20, 1998, File No. 333-48311.
(11)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of June, 1998.

                                  PETCO ANIMAL SUPPLIES, INC.


                                  By: /s/BRIAN K. DEVINE
                                     -------------------------------------
                                     Brian K. Devine
                                     Chairman of the Board, President and
                                     Chief Executive Officer