Form 10-Q
period 1998-05-02
PETCO ANIMAL SUPPLIES INC
filed 1998-06-12
CIK 888455

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                             ____________________

                                  FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended May 2, 1998

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

   (Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

    Title			     	                      Date			             Outstanding
    -----                               ----                -----------

Common Stock, $0.0001 Par Value	    June 8, 1998             21,073,061

                        PETCO Animal Supplies, Inc.
                                 Form 10-Q
                     For the Quarter Ended May 2, 1998
                                   Index

Part I  Financial Information							                                  Page

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at January 31, 1998
            and May 2, 1998                                               3

            Consolidated Statements of Operations for the thirteen
            weeks ended May 3, 1997 and May 2, 1998                       4

            Consolidated Statements of Cash Flows for the thirteen
            weeks ended May 3, 1997 and May 2, 1998         	             5

            Notes to Consolidated Financial Statements                    6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

    Item 3. Quantitative and Qualitative Disclosures about Market Risk	  12

Part II Other Information

    Item 6. Exhibits and Reports on Form 8-K					                        12


Signatures                                                               13

                         PETCO ANIMAL SUPPLIES, INC.

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                                             January 31,     May 2,
                                                1998          1998
                                             -----------  -----------
ASSETS	                                                   (unaudited)
Current assets:
  Cash and cash equivalents                   $  3,354      $  2,904
  Receivables                                   10,879        12,245
  Inventories                                   96,873        92,818
  Deferred tax assets                            8,354         8,354
  Other                                          4,942         5,674
                                               -------       -------
    Total current assets                       124,402       121,995

Fixed assets, net                              147,429       153,946
Goodwill                                        39,348        38,583
Deferred tax assets                             17,885        18,277
Other assets                                     6,131         6,842
                                               -------       -------
                                              $335,195      $339,643
                                               =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 51,794      $ 41,336
  Accrued expenses                              21,558        23,035
  Accrued salaries and employee benefits         9,242         8,916
  Current portion of long-term debt              3,375         3,375
  Current portion of capital lease and
     other obligations                           5,073         4,937
                                                ------        ------
    Total current liabilities                   91,042        81,599

Long-term debt, excluding current portion       26,625        43,000
Capital lease and other obligations,
   excluding current portion                    11,369        10,017
Accrued store closing costs                     11,189        10,580
Deferred rent                                    8,913         9,327

Stockholders' equity:
Common stock, $0.0001 par value, 100,000
   shares authorized, 21,060 and
   21,073 shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   270,755       270,886
  Accumulated deficit                          (84,700)      (85,768)
                                               -------       -------
    Total stockholders' equity                 186,057	      185,120
                                               -------       -------
                                              $335,195      $339,643
                                               =======       =======

See accompanying notes to consolidated financial statements

                         PETCO ANIMAL SUPPLIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share data)


                                                     Thirteen weeks ended
                                                    ----------------------
          		                                           May 3,      May 2,
                                                        1997        1998
                                                    ----------------------
Net sales                                          $  170,908   $  196,296

Cost of sales and occupancy costs                     129,507      149,620
                                                    ---------    ---------

    Gross profit                                       41,401       46,676

Selling, general, and administrative expenses          38,697       40,629

Merger and business integration costs                      --        6,385
                                                    ---------    ---------

	    Operating income (loss)                            2,704         (338)

Interest expense, net                                     522        1,122
                                                    ---------    ---------

    Earnings (loss) before income taxes                 2,182       (1,460)

Income taxes (benefit)                                    884         (392)
                                                    ---------    ---------

	    Net earnings (loss)                           $    1,298   $   (1,068)
                                                    =========    =========

Basic and diluted earnings (loss) per common share $     0.06   $    (0.05)
                                                    =========    =========





        See accompanying notes to consolidated financial statements.

                        PETCO ANIMAL SUPPLIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited, in thousands)

                                                    Thirteen weeks ended
                                                  ------------------------
                                                    May 3,       May 2,
                                                     1997         1998
                                                  ----------   ----------
Cash flows from operating activities:
Net earnings(loss)                                 $  1,298      $ (1,068)
Depreciation and amortization                         5,450         6,984
Deferred taxes                                         (708)         (392)
Loss on retirement of fixed assets                      312           100
Changes in assets and liabilities, net of effects
  of purchase acquisitions:
  Receivables                                        (1,926)       (1,366)
  Inventories                                        (8,507)        4,055
  Other assets                                          (68)       (1,517)
  Accounts payable                                   (2,151)      (10,458)
  Accrued expenses                                   (2,264)        1,477
  Accrued salaries and employee benefits               (541)         (326)
  Accrued store closing costs                            44          (609)
  Deferred rent                                         495           414
                                                    -------       -------
    Net cash used in operating activities            (8,566)       (2,706)
                                                    -------       -------

Cash flows from investing activities:
  Additions to fixed assets                         (12,349)      (12,762)
  Net cash invested in acquisitions of businesses    (6,028)           --
                                                    -------       -------
    Net cash used in investing activities           (18,377)      (12,762)
                                                    -------       -------

Cash flows from financing activities:
  Borrowings under long-term debt agreements          4,000        17,500
	  Repayment of long-term debt agreements                --        (1,125)
  Repayment of capital lease and other obligations   (1,441)       (1,488)
  Proceeds from the issuance of common stock            103           131
                                                    -------       -------
    Net cash provided by financing activities         2,662        15,018
                                                    -------       -------

Net decrease in cash and cash equivalents           (24,281)         (450)
Cash and cash equivalents at beginning of year       44,338         3,354
                                                    -------       -------
Cash and cash equivalents at end of period         $ 20,057      $  2,904
                                                    =======       =======



        See accompanying notes to consolidated financial statements.

                       PETCO ANIMAL SUPPLIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (in thousands)


Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of May 2, 1998, and for the periods ended May 3, 1997 and May 2, 1998. Certain prior year balances have been reclassified to conform to current year presentation. Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 3, 1997 and May 2, 1998, are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1997 refer to the fiscal year beginning on February 2, 1997 and ending on January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1997 included in the Company's Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission on April 30, 1998.


Note 2 - Acquisitions

The Company acquired all of the outstanding equity securities of a retailer with eighty-two pet food and supply stores operated under the tradename PetCare ("PetCare") in November 1997, in exchange for 1,543 shares of common stock.
This transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for the prior year have been restated to include the accounts of PetCare.

A reconciliation reflecting the combination of the previously reported results of the Company with the results of PetCare follows:

                    				                                       Net Earnings
                                              		  Net Sales       (Loss)
                                                -------------  ------------
Thirteen weeks ended May 3, 1997:
	PETCO, as previously reported	                  $  143,422	    $   2,338
	PetCare 	                                           27,486	       (1,040)
                                                  ---------      --------
	Combined	                                       $  170,908	    $   1,298
                                                  =========      ========

The Company recorded merger and business integration costs of $6.4 million during the thirteen weeks ended May 2, 1998. These costs include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.

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

Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per share, basic and diluted, are presented below:

                                                 Thirteen Weeks Ended
                                               ------------------------
                                                 May 3,       May 2,
                                                  1997         1998
                                               ---------    ---------

Net earnings (loss)                             $  1,298     $ (1,068)

Common shares, basic                              20,157       21,072
Dilutive effect of stock options                     538           --
                                                 -------      -------
Common shares, diluted                            20,695       21,072
                                                 =======      =======

Dilutive effect of stock options of 248 shares were not included in computing diluted earnings (loss) per share for the thirteen weeks ended May 2, 1998 because the effect would have been antidilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions, and has closed underperforming stores. At May 2, 1998, the Company operated 458 stores, including 394 superstores, in 33 states and the District of Columbia.
At May 3, 1997, the Company operated 420 stores, of which 354 were superstores.

As a result of the Company's plan to open approximately 40 superstores this year, including conversions of existing traditional stores into superstore formats and excluding acquisitions, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. As the Company proceeds with the conversion of acquired stores to the PETCO format, the Company anticipates this conversion process will impact sales and operating expense relationships with adverse effects early in the process followed by benefits to such relationships as converted stores become supported by full marketing efforts. Increased payroll, advertising and other store level expenses as a percentage of sales in new stores should also contribute to lower store operating margins. In addition, the Company charges preopening costs associated with each new superstore to earnings as incurred. Therefore, the Company expects that the opening of a large number of new superstores in a given quarter may adversely impact its quarterly results of operations for that quarter.

In August 1997, the Company acquired a retailer that operated four pet food and supply stores under the tradename Super Pets located in Southern California. In October 1997, the Company acquired a retailer that operated nine pet food and supply stores under the tradename Paws located in Pennsylvania and New Jersey, a retailer that operated five pet food and supply stores under the tradename The PetCare Company located in Southern California, and a retailer that operated four pet food and supply stores under the tradename Pet Food Savemart located in Kansas and Missouri. These acquisitions were accounted for as immaterial poolings of interests with their financial positions and results of operations included in the accompanying consolidated financial statements from the beginning of the period in which each pooling was completed.

In November 1997, the Company acquired a retailer that operated eighty-two stores under the tradename PetCare located in ten midwestern and southern states. This transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for the prior periods presented have been restated to include the accounts of PetCare.



Results of Operations

First Quarter 1998 Compared to First Quarter 1997

Net sales increased 15% to $196.3 million for the thirteen weeks ended May 2, 1998 ("first quarter 1998") from $170.9 million for the thirteen weeks ended May 3, 1997 ("first quarter 1997"). The increase in net sales in first quarter 1998 resulted primarily from the addition of 50 superstores, including the conversion of eight traditional stores into superstores, the acquisition of seven traditional stores, the closing of 11 stores, and a comparable store net sales increase of 5.7%. The comparable store net sales increase was attributable to maturing superstores, increased advertising, and merchandising efforts in existing stores. The net increase in the Company's store base accounted for approximately $17.3 million, or 68% of the net sales increase, and $8.1 million, or 32% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit, defined as net sales less cost of sales including occupancy costs, increased $5.3 million to $46.7 million in first quarter 1998 from $41.4 million in first quarter 1997. As a percentage of sales, gross profit decreased to 23.8% in first quarter 1998 from 24.2% in first quarter 1997. This decrease reflects lower gross margins generated from sales in the stores acquired in the last half of fiscal 1997, which are undergoing conversions to PETCO's assortment and selling through non-continuing inventory at reduced gross margins and increased distribution costs associated with increased throughput through the expanded distribution center network.

Selling, general and administrative expenses increased $1.9 million to $40.6 million in first quarter 1998 from $38.7 million in first quarter 1997. Selling, general, and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses decreased to 20.7% in first quarter 1998 from 22.6% in first quarter 1997 primarily due to net sales increasing at a greater rate than related expenses and the reduction of these expenses in certain acquired stores.

Merger and business integration costs of $6.4 million were recorded in first quarter 1998 in connection with the conversion activities of the stores acquired in the last half of fiscal 1997. There were no merger and business integration costs recorded in first quarter 1997.

Operating loss in first quarter 1998 was $0.3 million compared to an operating income of $2.7 million in first quarter 1997. Excluding merger and business integration costs, the Company would have reported operating income of 3.1% of net sales in first quarter 1998 and 1.6% of net sales in first quarter 1997.

Net interest expense was $1.1 million for first quarter 1998 compared to net interest expense of $0.5 million for first quarter 1997. Increased borrowings in first quarter 1998 led to the increase in interest expense.

Income tax benefit was $0.4 million in first quarter 1998, compared to income taxes of $0.9 million in first quarter 1997. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

Net loss was $1.1 million for first quarter 1998 compared with a net income of $1.3 million for first quarter 1997. Excluding merger and business integration costs and related tax benefits, net earnings for first quarter 1998 would have been $3.0 million, or $0.14 per diluted share, compared to $1.3 million, or $0.06 per diluted share in first quarter 1997.


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


Liquidity and Capital Resources

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At May 2, 1998, total assets were $339.6 million, $122.0 million of which were current assets. Net cash used in operating activities was $2.7 million for first quarter 1998 and $8.6 million for first quarter 1997. The Company's sales are substantially on a cash basis, therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. Cash used in investing activities was $12.8 million for first quarter 1998 and $18.4 million for first quarter 1997.

The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. Purchases of $0.4 million of fixed assets were financed in this manner during first quarter 1997. The Company believes additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and conversion of traditional stores into superstores. Cash flows provided by financing activities were $15.0 million in first quarter 1998 and $2.7 million in first quarter 1997. Cash flows from financing activities were used to finance the acquisition of related businesses and fund the Company's expansion program and working capital requirements.

The Company has a credit facility with a syndicate of banks with a commitment of up to $110.0 million that expires January 30, 2003. The credit facility provides for $80.0 million in revolving loans and a $30.0 million term loan. Borrowings under the credit facility are unsecured and bear interest, at the Company's option, at the agent bank's corporate base rate or LIBOR plus 0.50% to 1.50%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth. As of May 2, 1998, the Company had $62.5 million of revolving loans available under the credit facility.

As of January 31, 1998, the Company had available net operating loss carryforwards of $39.2 million for federal income tax purposes, which begin expiring in 2004, and $36.4 million for state income tax purposes, which begin expiring in 1998.

The Company anticipates that funds generated by operations, funds available under the credit facility and currently available vendor financing and capital lease and other obligation financing will be sufficient to finance its continued operations and planned store openings at least through the next twelve months.

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10 - Q, including, but not limited to, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,
Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's expansion plans, the integration of operations as a result of acquisitions, reliance on vendors and product lines and exclusive distribution arrangements, competition, performance of new superstores and their future operating results, quarterly and seasonal fluctuations, dependence on senior management, and possible volatility of stock price. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in PETCO's Annual Report on Form 10-K for the year ended January 31, 1998.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K


          1. Exhibits

             (a) 27.1 Financial Data Schedule (filed electronically only)

          2. Reports on Form 8-K

             (a) The Company filed no reports on Form 8-K during the
                 thirteen weeks ended May 2, 1998.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PETCO ANIMAL SUPPLIES, INC.


                                   						By:  /s/ James M. Myers
                                         ----------------------------
                                  						      James M. Myers
						                                        Senior Vice President - Finance
						                                        and Chief Accounting Officer

                                  							Date:  June 12, 1998