Form 10-Q
period 1998-08-01
PETCO ANIMAL SUPPLIES INC
filed 1998-09-15
CIK 888455

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            _____________________

                                  FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended August 1, 1998

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

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

Title                             Date                   	 		Outstanding
-------------------------------   ------------------        ------------
Common Stock, $0.0001 Par Value   September 11, 1998         21,074,278

                       PETCO Animal Supplies, Inc.
                               Form 10-Q
                  For the Quarter Ended August 1, 1998
                                 Index

Part I  Financial Information                                          Page

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at January 31, 1998
            and August 1, 1998                                            3

            Consolidated Statements of Operations for the thirteen and
            twenty-six week ended August 2, 1997 and August 1, 1998       4

            Consolidated Statements of Cash Flows for the twenty-six
            weeks ended August 2, 1997 and August 1, 1998                 5

            Notes to Consolidated Financial Statements                    6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk   13

Part II Other Information

    Item 1. Legal Proceedings                                            13

    Item 4. Submission of Matters to a Vote of Security Holders          13

    Item 6. Exhibits and Reports on Form 8-K                             13

Signatures                                                               14

                        PETCO ANIMAL SUPPLIES, INC.

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                                             January 31,   August 1,
                                                1998          1998
                                             -----------  -----------
ASSETS	                                              (unaudited)
Current assets:
  Cash and cash equivalents                   $  3,354      $  3,669
  Receivables                                   10,879        13,293
  Inventories                                   96,873       104,489
  Deferred tax assets                            8,354         8,354
  Other                                          4,942         4,532
                                             -----------  -----------
    Total current assets                       124,402       134,337

Fixed assets, net                              147,429       172,017
Goodwill                                        39,348        38,038
Deferred tax assets                             17,885        22,571
Other assets                                     6,131         8,478
                                             -----------  -----------
                                              $335,195      $375,441
                                             ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 51,794      $ 54,372
  Accrued expenses                              21,558        25,860
  Accrued salaries and employee benefits         9,242         7,975
  Current portion of long-term debt              3,375         3,375
  Current portion of capital lease and
     other obligations                           5,073         4,615
                                             -----------  -----------
    Total current liabilities                   91,042        96,197

Long-term debt, excluding current portion       26,625        72,875
Capital lease and other obligations,
   excluding current portion                    11,369         8,724
Accrued store closing costs                     11,189         9,971
Deferred rent                                    8,913         9,751

Stockholders' equity:
  Common stock, $0.0001 par value, 100,000
   shares authorized, 21,060 and
   21,074 shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   270,755       270,949
  Accumulated deficit                          (84,700)      (93,028)
                                             -----------  -----------
    Total stockholders' equity                 186,057       177,923
                                             -----------  -----------
                                              $335,195      $375,441
                                             ===========  ===========

         See accompanying notes to consolidated financial statements

                        PETCO ANIMAL SUPPLIES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share data)


                      Thirteen weeks ended   Twenty-six weeks ended
                      ---------------------  ----------------------
                      August 2,   August 1,  August 2,   August 1,
                        1997        1998       1997         1998
                      ---------   ---------  ---------   ---------

Net sales           $  175,460  $  197,318  $  346,369  $  393,614

Cost of sales and
 occupancy costs       130,371     148,975     259,879     298,596
                      ---------   ---------  ---------   ---------

    Gross profit        45,089      48,343      86,490      95,018

Selling, general, and
 administrative
 expenses               38,531      47,524      77,228      88,152

Merger and business
 integration costs       9,441      10,949       9,441      17,334
                      ---------   ---------  ---------   ---------

     Operating loss    ( 2,883)    (10,130)       (179)    (10,468)

Interest expense, net      651       1,424       1,173       2,546
                      ---------   ---------  ---------   ---------

    Loss before
     income taxes       (3,534)    (11,554)     (1,352)    (13,014)

Income taxes (benefit)    (722)     (4,293)        162      (4,686)
                      ---------   ---------  ---------   ---------

	    Net loss       $   (2,812) $   (7,261) $   (1,514) $   (8,328)
                      =========   =========  =========   =========

Basic and diluted loss per
 Common share       $    (0.14) $    (0.34) $    (0.07) $    (0.40)
                      =========   =========  =========   =========


         See accompanying notes to consolidated financial statements

                         PETCO ANIMAL SUPPLIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                   Twenty-six weeks ended
                                                   ----------------------
     	                                             August 2,    August 1,
                                                     1997         1998
                                                   ----------  ----------

Cash flows from operating activities:
Net loss                                           $ (1,513)   $ (8,328)
Depreciation and amortization                        11,426      14,303
Deferred taxes                                       (1,353)     (4,686)
Loss on retirement of fixed assets                    1,008       1,837
Changes in assets and liabilities, net of effects
  of purchase acquisitions:
  Receivables                                        (3,616)     (2,414)
  Inventories                                       (15,249)     (7,616)
  Other assets                                         (853)     (2,305)
  Accounts payable                                      465       2,578
  Accrued expenses                                    1,431       4,302
  Accrued salaries and employee benefits                115      (1,267)
  Accrued store closing costs                           134      (1,218)
  Deferred rent                                         743         838
                                                   ----------  ----------
    Net cash used in operating activities            (7,262)     (3,976)
                                                   ----------  ----------

Cash flows from investing activities:
  Additions to fixed assets                         (25,332)    (39,050)
  Net cash invested in acquisitions of businesses    (6,028)         --
                                                   ----------  ----------
    Net cash used in investing activities           (31,360)    (39,050)
                                                   ----------  ----------

Cash flows from financing activities:
  Borrowings under long-term debt agreements          3,800      48,500
	 Repayment of long-term debt agreements                 --      (2,250)
  Repayment of capital lease and other obligations   (2,948)     (3,103)
  Proceeds from the issuance of common stock          1,704         194
                                                   ----------  ----------
    Net cash provided by financing activities         2,556      43,341
                                                   ----------  ----------

Net increase (decrease) in cash and cash equivalents(36,066)        315
Cash and cash equivalents at beginning of year       44,338       3,354
Beginning cash and cash equivalents of immaterial
  pooling of interests                                  408          --
                                                   ----------  ----------
Cash and cash equivalents at end of period         $  8,680     $ 3,669
                                                   ==========  ==========


        See accompanying notes to consolidated financial statements

                        PETCO ANIMAL SUPPLIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (in thousands)


Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of August 1, 1998, and for the periods ended August 2, 1997 and August 1, 1998. Certain prior year balances have been reclassified to conform to current year presentation. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended August 2, 1997 and August 1, 1998, are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1997 refer to the fiscal year beginning on February 2, 1997 and ending on January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1997 included in the Company's Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission on April 30, 1998.


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

A reconciliation reflecting the combination of the previously reported results of the Company with the results of PetCare follows:


                                                            Net Earnings
                                                Net Sales      (Loss)
                                               ------------ ------------
Thirteen weeks ended August 2, 1997:
	PETCO, as previously reported                   $  148,871  $  (1,862)
	PetCare                                             26,589       (949)
                                               ------------ ------------
	Combined                                        $  175,460  $  (2,811)
                                               ============ ============

Twenty-six weeks ended August 2, 1997:
	PETCO, as previously reported                   $  292,292 	$     475
	PetCare                                             54,077     (1,988)
                                               ------------ ------------
	Combined                                        $  346,369  $  (1,513)
                                               ============ ============

In July 1997, the Company acquired all of the outstanding equity securities of a retailer with four pet food and supply stores operated under the tradename Super Pets. This acquisition was accounted for as a pooling of interests with its financial position and results of operations and cash flows included in the accompanying consolidated financial statements from the beginning of the period in which this immaterial pooling was completed. Previously reported financial statements have not been restated to include results of this acquisition as revenues and results of operations prior to the acquisition were not material to the consolidated financial results of the Company.

The Company recorded merger and business integration costs of $10.9 million and $17.3 million during the thirteen and twenty-six weeks ended August 1, 1998 and $9.4 million during the thirteen and twenty-six weeks ended August 2, 1997. These costs followed the acquisitions in fiscal 1997 and fiscal 1996 and include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.


Note 3 - Net Earnings (Loss) Per Share

The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. All prior period net earnings (loss) per common share information is presented in accordance with SFAS No. 128.

Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per share, basic and diluted, are presented below:


                           Thirteen Weeks Ended    Twenty-Six Weeks Ended
                           ---------------------   -----------------------
                           August 2,   August 1,     August 2,   August 1,
                             1997        1998          1997        1998
                           ---------   ---------     ---------   ---------

Net earnings (loss)        $ (2,811)   $ (7,261)     $ (1,513)   $ (8,328)

Common shares, basic         20,445      21,073        20,301      21,072
Dilutive effect of
 stock options                   --          --            --          --
                           --------   ---------      ---------   ---------
Common shares, diluted       20,445      21,073        20,301      21,072
                           ========   =========      =========   =========

Dilutive effect of stock options of 182 and 194 shares was not included in computing diluted earnings (loss) per share for the thirteen weeks and twenty-six weeks ended August 1, 1998, respectively, because the effect would have been antidilutive.

Dilutive effect of stock options of 514 and 469 shares was not included in computing diluted earnings (loss) per share for the thirteen weeks and twenty-six weeks ended August 2, 1997, respectively, because the effect would have been antidilutive.


Note 4 - Contingencies

The Company and certain of its officers have been named as defendants in two virtually identical class action lawsuits filed in the United States District Court for the Southern District of California on August 19, 1998 and August 26, 1998. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and February 23, 1998. The complaints allege that the defendants violated various federal securities laws through material misrepresentations and omissions during the class period, and seek unspecified monetary damages. These matters have been tendered to the Company's insurance carrier and while the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company and its officers intend to defend themselves vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions, and has closed underperforming stores. At August 1, 1998, the Company operated 461 stores, including 399 superstores, in 33 states and the District of Columbia. At August 2, 1997, the Company operated 427 stores, of which 365 were superstores.

As a result of the Company's plan to open approximately 40 superstores this year, including conversions of existing traditional stores into superstore formats, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. As the Company proceeds with the conversion of acquired stores to the PETCO format, the Company anticipates this conversion process will impact sales and operating expense relationships with adverse effects early in the process followed by benefits to such relationships as converted stores become supported by full marketing efforts. Increased payroll, advertising and other store level expenses as a percentage of sales in new stores should also contribute to lower store operating margins. In addition, the Company charges preopening costs associated with each new superstore to operations as incurred. Therefore, the Company expects that the opening of a large number of new superstores in a given quarter may adversely impact its quarterly results of operations for that quarter.

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

Results of Operations

Second Quarter 1998 Compared to Second Quarter 1997

Net sales increased 12.4% to $197.3 million for the thirteen weeks ended August 1, 1998 ("second quarter 1998") from $175.5 million for the thirteen weeks ended August 2, 1997 ("second quarter 1997"). The increase in net sales in second quarter 1998 resulted primarily from the addition of 43 superstores, including the conversion of five traditional stores into superstores, the acquisition of seven traditional stores, the closing of eleven stores, and a comparable store net sales increase of 5.4%. The comparable store net sales increase was attributable to maturing superstores, increased advertising, and merchandising efforts in existing stores. The net increase in the Company's store base accounted for approximately $13.9 million, or 64% of the net sales increase, and $7.9 million, or 36% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit, defined as net sales less cost of sales including occupancy costs, increased $3.2 million to $48.3 million in second quarter 1998 from $45.1 million in second quarter 1997. As a percentage of sales, gross profit decreased to 24.5% in second quarter 1998 from 25.7% in second quarter 1997. Initial cost of sales decreased from the prior year through greater purchasing leverage. However, increased distribution costs resulting from the investment in two new central distribution centers and lower leverage of store occupancy costs, particularly in the acquired stores during the conversion process, resulted in this overall decline.

Selling, general and administrative expenses increased $9.0 million to $47.5 million in second quarter 1998 from $38.5 million in second quarter 1997. Selling, general, and administrative expenses increased partly as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses increased to 24.1% in second quarter 1998 from 21.9% in second quarter 1997. Included in selling, general and administrative expenses in the second quarter 1998 is a $4.5 million charge related to the write-off of assets in connection with the relocation of the Company's main distribution center, as well as the replacement of point-of-sale equipment in a chain-wide conversion of this equipment and other assets. Excluding this charge, selling, general and administrative expenses decreased to 21.8% of net sales in second quarter 1998 from 21.9% in second quarter 1997.

Merger and business integration costs of $10.9 million were recorded in second quarter 1998 in connection with the conversion activities of the stores acquired in the last half of fiscal 1997. Merger and business integration costs of $9.4 million were recorded in second quarter 1997 in connection with the acquisition and conversion activities of the stores acquired in fiscal 1997 and fiscal 1996.

Operating loss in second quarter 1998 was $10.1 million compared to an operating loss of $2.9 million in second quarter 1997. Excluding merger and business integration costs and other charges, the Company would have reported operating income of 2.7% of net sales in second quarter 1998 and 3.7% of net sales in second quarter 1997.

Net interest expense was $1.4 million for second quarter 1998 compared to net interest expense of $0.7 million for second quarter 1997. Increased borrowings in second quarter 1998 led to the increase in interest expense.

Income tax benefit was $4.3 million in second quarter 1998, compared to income tax benefit of $0.7 million in second quarter 1997. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

Net loss was $7.3 million for second quarter 1998 compared with a net loss of $2.8 million for second quarter 1997. Excluding merger and business integration costs, other charges and related tax benefits, net earnings for second quarter 1998 would have been $2.3 million, or $0.11 per diluted share, compared to $3.5 million, or $0.17 per diluted share in second quarter 1997.


Twenty-six Weeks Ended August 1, 1998 Compared to Twenty-six Weeks Ended August 2, 1997

Net sales increased 13.6% to $393.6 million for the twenty-six weeks ended August 1, 1998 from $346.4 million for the twenty-six weeks ended August 2, 1997. The increase in net sales resulted primarily from the addition of 43 superstores, including the conversion of five traditional stores into superstores, the acquisition of seven traditional stores, the closing of eleven stores in the past year, and a comparable store net sales increase of 5.6%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $31.3 million, or 66% of the net sales increase, and $15.9 million, or 34% of the net sales increase, was attributable to the increase in comparable store net sales.

Gross profit increased $8.5 million to $95.0 million for the twenty-six weeks ended August 1, 1998 from $86.5 million for the same period last year. As a percentage of net sales, gross profit decreased to 24.1% for the twenty-six weeks ended August 1, 1998 from 25.0% for the same period last year. This decrease reflects lower gross margins generated from sales in the stores acquired in the last half of fiscal 1997, which were undergoing conversions to PETCO's assortment and selling through non-continuing inventory at reduced gross margins. Also increased distribution costs resulting from the investment in two new central distribution centers and lower leverage of occupancy costs, particularly in the acquired stores during the conversion process, contributed to this decline.

Selling, general and administrative expenses increased $11.0 million to $88.2 million for the twenty-six weeks ended August 1, 1998 compared to $77.2 million for the same period last year. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses increased to 22.4% for the twenty-six weeks ended August 1, 1998 from 22.3% in the prior year period. Included in selling, general and administrative expenses is a $4.5 million charge in the second quarter 1998 related to the write-off of assets in connection with the relocation of the Company's main distribution center, as well as the replacement of point-of-sale equipment in a chain-wide conversion of this equipment and other assets. Excluding this charge, selling, general and administrative expenses decreased to 21.3% of net sales in the twenty-six weeks ended August 1, 1998 from 22.3% in the prior year period. This decrease resulted primarily from increased leverage of general and administrative expense.

Merger and business integration costs of $17.3 million were recorded in the twenty-six weeks ended August 1, 1998 in connection with the conversion activities of the stores acquired in the last half of fiscal 1997. Merger and business integration costs of $9.4 million were recorded in the twenty-six weeks ended August 2, 1997 in connection with acquisition and conversion activities of the stores acquired in fiscal 1997 and fiscal 1996.

Operating loss was $10.5 million for the twenty-six weeks ended August 1, 1998, compared to an operating loss of $0.2 million in the prior year. Operating income, excluding merger and business integration costs and other charges, on a comparable basis, increased to $11.3 million for the twenty-six weeks ended August 1, 1998 from $9.2 million for the same period last year. Operating income, excluding merger and business integration costs and other charges, on a comparable basis, increased to 2.9% of net sales for the twenty-six weeks ended August 1, 1998 from 2.7% for the same period last year.

Net interest expense was $2.5 million for the twenty-six weeks ended August
1, 1998.   Net interest expense for the twenty-six weeks ended August 2, 1997 was $1.2 million. Increased borrowings in fiscal 1998 led to the increase in interest expense.

Income tax benefit was $4.7 million in the twenty-six weeks ended August 1, 1998 compared to income taxes of $0.2 million in the prior year. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

Net loss was $8.3 million for the twenty-six weeks ended August 1, 1998 compared to a net loss of $1.5 million for the same period of the prior year. Net earnings, excluding merger and business integration costs, other charges and related tax benefits, on a comparable basis, increased 8.2% to $5.3 million, or $0.25 per share, for the twenty-six weeks ended August 1, 1998 compared to $4.9 million, or $0.23 per share, for the twenty-six weeks ended August 2, 1997.


Year 2000 Issues

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. In 1997, the Company developed a compliance program to deal with the Year 2000 problem to assure that its systems are Year 2000 compliant. The Company's compliance program includes various initiatives which are in progress, including conducting an inventory and identification of all Year 2000-sensitive components of the Company's systems (including hardware, software and telecommunications), requesting compliance status statements from the Company's business partners, suppliers and vendors, and testing all new and existing systems. Year 2000 compliance activities are expected to be completed in 1999. The Company does not expect that the cost of its Year 2000 compliance program will be material to its business, results of operations, or financial condition.

There can be no assurance, however, that the initiatives put in place to address the Year 2000 problem will identify and remove all potential operational impacts. While significant economic detriment from Year 2000 issues is not expected, there can be no assurance that there will not be operational difficulties in the Company's stores, warehouses or corporate offices, the financial magnitude of which is not currently estimable.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments. SFAS 130 and SFAS 131 are effective in fiscal 1998 for the Company and require only additional informational disclosure, if applicable.

Liquidity and Capital Resources

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At August 1, 1998, total assets were $375.4 million, $134.3 million of which were current assets. Net cash used in operating activities was $4.0 million for the twenty-six weeks ended August 1, 1998 and $7.3 million for the prior year period. The Company's sales are substantially on a cash basis, therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. Cash used in investing activities was $39.1 million for twenty-six weeks ended August 1, 1998 and $31.4 million for the prior year period.

The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. Purchases of $0.5 million of fixed assets were financed in this manner during the twenty-six weeks ended August 2, 1997. The Company believes additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and conversion of traditional stores into superstores. Cash flows provided by financing activities were $43.3 million in the twenty-six weeks ended August 1, 1998 and $2.6 million in the prior year period. Cash flows from financing activities were used to finance the acquisition of related businesses and fund the Company's expansion program and working capital requirements.

The Company has a credit facility with a syndicate of banks with a commitment of up to $110.0 million that expires January 30, 2003. The credit facility provides for $80.0 million in revolving loans and a $30.0 million term loan. Borrowings under the credit facility are unsecured and bear interest, at the Company's option, at the agent bank's corporate base rate or LIBOR plus 0.50% to 1.50%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth. As of August 1, 1998, the Company had $31.5 million of revolving loans available under the credit facility.

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

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10 - Q, including, but not limited to, Item 2 - "Management's Discussion and Analysis of
Financial Condition and Results of Operations," contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends,"
"plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking
statements.    These factors include, but are not limited to, the Company's expansion plans, the integration of operations as a result of acquisitions, reliance on vendors and product lines and exclusive distribution arrangements, competition, performance of new superstores and their future operating results, quarterly and seasonal fluctuations, dependence on senior management, and possible volatility of stock price. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in PETCO's Annual Report on Form 10-K for the year ended January 31, 1998.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Part II.  Other Information

Item 1.   Legal Proceedings

The Company and certain of its officers have been named as defendants in two virtually identical class action lawsuits filed in the United States District Court for the Southern District of California on August 19, 1998 and August 26, 1998. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and February 23, 1998. The complaints allege that the defendants violated various federal securities laws through material misrepresentations and omissions during the class period, and seek unspecified monetary damages. The Company believes the allegations contained in these lawsuits are without merit. The Company and its officers intend to defend themselves vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Stockholders on June 18, 1998.
          (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:
                1.     Election of directors.



                         Votes Cast       Votes                     Broker
Nominee for Director        For         Withheld    Abstentions   Non-Votes
--------------------     ----------     --------    -----------   ---------

 Brian K. Devine         17,564,004      266,561             --          --
 Peter M. Starrett       17,564,455      266,110             --          --

Item 6.   Exhibits and Reports on Form 8-K

          1. Exhibits

             (a) 27.1 Financial Data Schedule (filed electronically only)

          2. Reports on Form 8-K

             (a) The Company filed no reports on Form 8-K during the
                 thirteen weeks ended August 1, 1998.

                               Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PETCO ANIMAL SUPPLIES, INC.


                                    By:  /s/ James M. Myers
                                         ----------------------------------
                                         James M. Myers
                                         Senior Vice President - Finance
                                          and Chief Accounting Officer

                                         Date: September 15, 1998