Form 10-Q
period 1998-10-31
PETCO ANIMAL SUPPLIES INC
filed 1998-12-15
CIK 888455

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                              _________________

                                 FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 1998

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

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)


            Title                          Date                 Outstanding
            -----                          ----                 -----------
Common Stock, $0.0001 Par Value       December 11, 1998          21,074,305







                       PETCO Animal Supplies, Inc.
                                Form 10-Q
                 For the Quarter Ended October 31, 1998
                                  Index



Part I  Financial Information                                          Page

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at January 31, 1998
            and October 31, 1998                                          3
            Consolidated Statements of Operations for the thirteen
            and thirty-nine weeks ended November 1, 1997,
            and October 31, 1998                                          4

            Consolidated Statements of Cash Flows for the thirty-nine
            weeks ended November 1, 1997, and October 31, 1998            5

            Notes to Consolidated Financial Statements                    6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk   13


Part II Other Information

    Item 1. Legal Proceedings                                            14

    Item 6. Exhibits and Reports on Form 8-K                             14


Signatures                                                               15


                       PETCO ANIMAL SUPPLIES, INC.

                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)




                                             January 31,  October 31,
                                                1998          1998
                                             -----------  -----------
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                   $  3,354      $  3,001
  Receivables                                   10,879        11,811
  Inventories                                   96,873       111,721
  Deferred tax assets                            8,354         8,354
  Other                                          4,942         6,653
                                               -------       -------
    Total current assets                       124,402       141,540

Fixed assets, net                              147,429       188,003
Goodwill                                        39,348        37,268
Deferred tax assets                             17,885        23,524
Other assets                                     6,131         8,945
                                               -------       -------
                                              $335,195      $399,280
                                               =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 51,794      $ 65,393
  Accrued expenses                              21,558        27,483
  Accrued salaries and employee benefits         9,242        10,002
  Current portion of long-term debt              3,375         3,375
  Current portion of capital lease and
     other obligations                           5,073         7,014
                                                ------        ------
    Total current liabilities                   91,042       113,267

Long-term debt, excluding current portion       26,625        76,125
Capital lease and other obligations,
   excluding current portion                    11,369        16,321
Accrued store closing costs                     11,189         7,321
Deferred rent                                    8,913        10,169

Stockholders' equity:
  Common stock, $0.0001 par value, 100,000
   shares authorized, 21,060 and
   21,074 shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   270,755       270,952
  Accumulated deficit                          (84,700)      (94,877)
                                               -------       -------
    Total stockholders' equity                 186,057       176,077
                                               -------       -------

                                              $335,195      $399,280
                                               =======       =======



       See accompanying notes to consolidated financial statements.



                       PETCO ANIMAL SUPPLIES, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share data)



                               Thirteen weeks ended   Thirty-nine weeks ended
                              ----------------------  -----------------------
                              November 1, October 31, November 1, October 31,
                                 1997        1998        1997        1998
                              ----------  ----------  ----------  ----------

Net sales                     $  191,775  $  204,785  $  538,143  $  598,399

Cost of sales and
 occupancy costs                 141,554     152,830     401,433     451,426
                              ----------  ----------  ----------  ----------

    Gross profit                  50,221      51,955     136,710     146,973

Selling, general, and
 administrative expenses          52,714      47,145     129,942     135,297

Merger and business integration
 costs                            22,496       5,629      31,937      22,963
                              ----------  ----------  ----------  ----------

    Operating loss               (24,989)       (819)    (25,169)    (11,287)

Interest expense, net                882       1,983       2,056       4,529
                              ----------  ----------  ----------  ----------

    Loss before income taxes     (25,871)     (2,802)    (27,225)    (15,816)

Income tax benefit                (8,858)       (953)     (8,698)     (5,639)
                              ----------  ----------  ----------  ----------

    Net loss                  $  (17,013) $   (1,849) $  (18,527) $  (10,177)
                              ==========  ==========  ==========  ==========

Basic and diluted loss per
 Common share                 $    (0.81) $    (0.09) $    (0.90) $    (0.48)
                              ==========  ==========  ==========  ==========





         See accompanying notes to consolidated financial statements.


                       PETCO ANIMAL SUPPLIES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, in thousands)




                                                      Thirty-nine weeks ended
                                                     -------------------------
                                                     November 1,   October 31,
                                                         1997         1998
                                                     -----------   -----------

Cash flows from operating activities:
  Net loss                                            $(18,527)     $(10,177)
  Depreciation and amortization                         17,877        22,296
  Deferred taxes                                       (10,096)       (5,639)
  Loss on retirement of fixed assets                     5,908         3,833
  Changes in assets and liabilities, net of effects
    of purchase acquisitions:
    Receivables                                         (5,175)         (932)
    Inventories                                        (10,112)      (14,848)
    Other current assets                                (1,626)       (1,711)
    Other assets                                          (112)       (3,290)
    Accounts payable                                     6,965        13,599
    Accrued expenses                                     8,935         5,925
    Accrued salaries and employee benefits              (1,362)          760
    Accrued store closing costs                          1,150        (3,868)
    Deferred rent                                          754         1,256
                                                       -------       -------
      Net cash provided by (used in)
        operating activities                            (5,421)        7,204
                                                       -------       -------

Cash flows from investing activities:
  Additions to fixed assets                            (37,930)      (52,516)
  Net cash invested in acquisition of businesses        (6,028)           --
                                                       -------       -------
      Net cash used in investing activities            (43,958)      (52,516)
                                                       -------       -------

Cash flows from financing activities:
  Borrowings under long-term debt agreements            12,641        52,875
  Repayment of long-term debt agreements                (1,385)       (3,375)
  Repayment of capital lease and other obligations      (5,306)       (4,738)
  Proceeds from the issuance of common stock             2,329           197
                                                       -------       -------
      Net cash provided by financing activities          8,279        44,959
                                                       -------       -------

Net decrease in cash and cash equivalents              (41,100)         (353)
Cash and cash equivalents at beginning of year          44,338         3,354
Beginning cash and cash equivalents of immaterial
  pooling of interests                                     590            --
                                                       -------       -------
Cash and cash equivalents at end of period            $  3,828      $  3,001
                                                       =======       =======





         See accompanying notes to consolidated financial statements

                       PETCO ANIMAL SUPPLIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (in thousands)


Note 1 - General
----------------

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of October 31, 1998, and for the periods ended November 1, 1997, and October 31, 1998. Certain prior year balances have been reclassified to conform to current year presentation. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and thirty-nine weeks ended November 1, 1997 and October 31, 1998, are not necessarily indicative of the results to be expected for the full year.
The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1997 refer to the fiscal year beginning on February 2, 1997, and ending on January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1997 included in the Company's Form 10-K Annual Report (File No. 0-23574) filed with the Securities and Exchange Commission on April 30, 1998.


Note 2 - Business Combinations
------------------------------

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

The Company recorded merger and business integration costs of $5,629 and $22,963 during the thirteen and thirty-nine weeks ended October 31, 1998, and $22,496 and $31,937 during the thirteen and thirty-nine weeks ended November 1, 1997, respectively. These costs related to acquisitions made in fiscal 1997 and fiscal 1996 and include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs. In addition, the Company recorded charges reflected in selling, general and administrative expenses of $10,957 during the third quarter of 1997 related to the acquisition of PetCare.

Note 3 - Net Loss Per Share
---------------------------

The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options. All prior period net loss per common share information is presented in accordance with SFAS No. 128.

Net loss and weighted average common shares used to compute loss per share, basic and diluted, are presented below:

                                 Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                -----------------------  -----------------------
                                November 1,  October 31, November 1, October 31,
                                    1997        1998        1997        1998
                                -----------  ----------  ----------  -----------

Net loss                          $(17,013)   $ (1,849)   $(18,527)   $(10,177)

Common shares, basic                20,959      21,074      20,520      21,073
Dilutive effect of stock options        --          --          --          --
                                   -------     -------     -------     -------
Common shares, diluted              20,959      21,074      20,520      21,073
                                   =======     =======     =======     =======

Dilutive effect of stock options of 1 and 141 shares was not included in computing diluted loss per share for the thirteen weeks and thirty-nine weeks ended October 31, 1998, respectively, because the effect would have been antidilutive.

Dilutive effect of stock options of 667 and 617 shares was not included in computing diluted loss per share for the thirteen weeks and thirty-nine weeks ended November 1, 1997, respectively, because the effect would have been antidilutive.


Note 4 - Contingencies
----------------------

The Company and certain of its officers have been named as defendants in several virtually identical class action lawsuits filed in the United States District Court for the Southern District of California between August and November, 1998. These cases have recently been consolidated and will be administered as one case. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and February 23, 1998. The complaints allege that the defendants violated various federal securities laws through material misrepresentations and omissions during the class period, and seek unspecified monetary damages. These matters have been tendered to the Company's insurance carrier. While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company and its officers intend to defend themselves vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company currently utilizes both superstore and traditional store formats and follows a strategy of converting and expanding its store base from a traditional store format to a superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded, remodeled, and relocated traditional stores into superstores, collectively referred to as conversions, and has closed underperforming stores. At October 31, 1998, the Company operated 467 stores, including 407 superstores, in 36 states and the District of Columbia. At November 1, 1997, the Company operated 451 stores, including 383 superstore, in 33 states and the District of Columbia.

The Company plans to open approximately 40 superstores this year, including the conversion of existing traditional stores into superstore formats. The timing of new superstore openings and related preopening expenses, as well as the amount of revenue contributed by new and existing superstores, may cause the Company's quarterly results of operations to fluctuate. Increased payroll, advertising and other store-level expenses as a percentage of sales in new stores should contribute to lower store operating margins. In addition, the Company charges preopening costs associated with each new superstore to operations as incurred. Therefore, the Company expects that the opening of a large number of new superstores in a given quarter may adversely impact its quarterly results of operations for that quarter.

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


Results of Operations
---------------------
Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------

Net sales increased 6.8% to $204.8 million for the thirteen weeks ended October 31, 1998 ("third quarter 1998") from $191.8 million for the thirteen weeks ended November 1, 1997 ("third quarter 1997"). The increase in net sales in third quarter 1998 resulted primarily from the addition of 38 superstores, including the conversion of 8 traditional stores into superstores, partially offset by the closing of 14 stores, and a comparable store net sales increase of 5.0%. The comparable store net sales increase was attributable to maturing superstores, increased advertising, and merchandising efforts in existing stores. The increase in comparable store net sales accounted for approximately $7.4 million, or 57%, of the net sales increase. The net increase in the Company's store base accounted for approximately $5.6 million, or 43%, of the net sales increase.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased to $52.0 million in third quarter 1998 from $50.2 million in third quarter 1997. As a percentage of sales, gross profit decreased to 25.4% in third quarter 1998 from 26.2% in third quarter 1997. Initial cost of sales decreased from the prior year through greater purchasing leverage. However, increased distribution costs resulting from the investment in two new central distribution centers and lower leverage of store occupancy costs, particularly in the acquired stores during the conversion process, resulted in this overall decline.

Selling, general and administrative expenses decreased $5.6 million to $47.1 million in third quarter 1998 from $52.7 million in third quarter 1997. As a percentage of net sales, these expenses decreased to 23.0% in third quarter 1998 from 27.5% in third quarter 1997. Included in selling, general and administrative expenses in the third quarter 1998 is a $1.4 million charge for severance and legal costs related to the Company's management realignment. Included in selling, general and administrative expenses in the third quarter 1997 is an $11.0 million charge related to the acquisition of PetCare. Excluding these charges, selling, general and administrative expenses increased to 22.3% of net sales in third quarter 1998 from 21.7% in third quarter 1997, primarily due to increased personnel and related costs associated with new store openings and acquisitions.

Merger and business integration costs of $5.6 million were recorded in third quarter 1998 in connection with the conversion activities of the stores acquired in the last half of fiscal 1997. Merger and business integration costs of $22.5 million were recorded in third quarter 1997 in connection with the acquisition and conversion activities of the stores acquired in fiscal 1997 and fiscal 1996.

Operating loss in third quarter 1998 was $0.8 million compared to an operating loss of $25.0 million in third quarter 1997. Excluding merger and business integration costs and other charges, the Company would have reported operating income of $6.2 million, or 3.0% of net sales, in third quarter 1998, and $8.5 million, or 4.4% of net sales, in third quarter 1997.

Net interest expense was $2.0 million for third quarter 1998, compared to net interest expense of $0.9 million for third quarter 1997. Increased borrowings in third quarter 1998 led to the increase in interest expense.

Income tax benefit was $1.0 million in third quarter 1998, compared to income tax benefit of $8.9 million in third quarter 1997. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

Net loss was $1.8 million for third quarter 1998 compared with a net loss of $17.0 million for third quarter 1997. Excluding merger and business integration costs, other charges and related tax benefits, net earnings for third quarter 1998 would have been $2.5 million, or $0.12 per diluted share, compared to $4.5 million, or $0.21 per diluted share in third quarter 1997.

Thirty-nine Weeks Ended October 31, 1998 Compared to Thirty-nine Weeks
----------------------------------------------------------------------
Ended November 1, 1997
----------------------

Net sales increased 11.2% to $598.4 million for the thirty-nine weeks ended October 31, 1998, from $538.1 million for the thirty-nine weeks ended November 1, 1997. The increase in net sales resulted primarily from the addition of 38 superstores, including the conversion of 8 traditional stores into superstores, partially offset by the closing of 14 stores in the past year, and a comparable store net sales increase of 5.4%. The comparable store net sales increase was attributable to maturing superstores, increased advertising, and merchandising efforts in existing stores. The net increase in the Company's store base accounted for approximately $36.6 million, or 61%, of the net sales increase. The increase in comparable store net sales accounted for approximately $23.7 million, or 39%, of the net sales increase.

Gross profit increased $10.3 million to $147.0 million for the thirty-nine weeks ended October 31, 1998, from $136.7 million for the same period last year. As a percentage of net sales, gross profit decreased to 24.6% for the thirty-nine weeks ended October 31, 1998, from 25.4% for the same period last year. This decrease reflects lower gross margins generated from sales in the stores acquired in the last half of fiscal 1997, which were undergoing conversions to PETCO's assortment and selling through non-continuing inventory at reduced gross margins. Also, increased distribution costs resulting from the investment in two new central distribution centers and lower leverage of store occupancy costs, particularly in the acquired stores during the conversion process, contributed to this decline.

Selling, general and administrative expenses increased $5.4 million to $135.3 million for the thirty-nine weeks ended October 31, 1998, compared to $129.9 million for the same period last year. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses decreased to 22.6% for the thirty-nine weeks ended October 31, 1998, from 24.1% in the prior year period. Included in selling, general and administrative expenses are a $1.4 million charge in the third quarter 1998 for severance and legal costs related to the Company's management realignment, as well as a $4.5 million charge in the second quarter 1998 related to the write-off of assets in connection with the relocation of the Company's main distribution center and the replacement of point-of-sale equipment in a chain-wide conversion of this equipment and other assets. Included in selling, general and administrative expenses in the third quarter 1997 is an $11.0 million charge related to the acquisition of PetCare. Excluding these charges, selling, general and administrative expenses decreased to 21.6% of net sales in the thirty-nine weeks ended October 31, 1998, from 22.1% in the prior year period. This decrease resulted primarily from increased leverage of general and administrative expenses.

Merger and business integration costs of $23.0 million were recorded in the thirty-nine weeks ended October 31, 1998, in connection with the conversion activities of the stores acquired in the last half of fiscal 1997. Merger and business integration costs of $31.9 million were recorded in the thirty-nine weeks ended November 1, 1997, in connection with acquisition and conversion activities of the stores acquired in fiscal 1997 and fiscal 1996.

Operating loss was $11.3 million for the thirty-nine weeks ended October 31, 1998, compared to an operating loss of $25.2 million for the same period last year. Operating income, excluding merger and business integration costs and other charges, on a comparable basis, decreased to $17.6 million for the thirty-nine weeks ended October 31, 1998, from $17.7 million for the same period last year. Operating income, excluding merger and business integration costs and other charges, on a comparable basis, decreased to 2.9% of net sales for the thirty-nine weeks ended October 31, 1998, from 3.3% for the same period last year.

Net interest expense was $4.5 million for the thirty-nine weeks ended October 31, 1998. Net interest expense for the thirty-nine weeks ended November 1, 1997, was $2.1 million. Increased borrowings in fiscal 1998 led to the increase in interest expense.

Income tax benefit was $5.6 million in the thirty-nine weeks ended October 31, 1998, compared to income tax benefit of $8.7 million for the same period last year. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

Net loss was $10.2 million for the thirty-nine weeks ended October 31, 1998, compared to a net loss of $18.5 million for the same period of the prior year. Net earnings, excluding merger and business integration costs, other charges and related tax benefits, on a comparable basis, decreased to $7.8 million, or $0.37 per diluted share, for the thirty-nine weeks ended October 31, 1998, compared to $9.3 million, or $0.44 per diluted share, for the thirty-nine weeks ended November 1, 1997.


Year 2000 Issues
----------------

In 1997, the Company implemented a comprehensive risk-based program to assure that both its information technology ("IT") and non-IT systems are Year 2000 compliant. The Company's compliance program includes various initiatives, including conducting an inventory and identification of all Year 2000-sensitive components of the Company's IT and non-IT systems (including hardware, software, security, and telecommunications), requesting compliance status statements from the Company's business partners, suppliers and vendors, and testing of new and existing systems. The inventory and identification of Year 2000 IT issues is now largely complete. Many Year 2000 IT issues have been or are expected to be resolved through hardware and software updates and upgrades undertaken for other reasons. As part of the Company's ongoing IT upgrade plans, the Company recently completed the conversion of its store point of sale systems to a Year 2000 compliant version at a cost of approximately $20 million, which has been capitalized and will be depreciated over the components' estimated useful lives. This conversion, although not undertaken specifically for Year 2000 purposes, was accelerated in order to achieve Year 2000 compliance in this critical area. With respect to non-IT systems, the Company has nearly completed the inventory and assessment of its embedded systems contained in the corporate offices, distribution centers and store locations. This assessment is focusing principally on the Company's telecommunications system hardware and software and security systems. The amount of other expenditures for updates and upgrades that relate specifically to Year 2000 compliance is not separable from the total, but is not believed to be a material amount. The remaining Year 2000 compliance activities are expected to be substantially completed by mid-1999.

For certain of the Company's key suppliers, such as pet food suppliers, the disruption of product deliveries would have a material adverse impact on the Company's results of operations. The Company is actively extending its relationships with these suppliers to include joint Year 2000 risk assessments, remedial actions, and contingency plans in the event of non-compliance. Contingency plans may include backup manual ordering procedures and inventory buildup by the Company prior to December 31, 1999. Any additional inventory buildup by the Company would generate unfavorable cash flows and inventory valuation exposures of uncertain amount and duration.

The Company does not expect the cost of its Year 2000 compliance program to be material to its business, results of operations, or financial condition. There can be no assurance, however, that the Company's assessment of the impact of Year 2000 is complete and that further analysis and study, as well as the testing and implementation of planned solutions, will not reveal the need for additional remedial work. The Company is potentially vulnerable to mistakes made by key suppliers of products and services in their advice to the Company with respect to their Year 2000 readiness, as well as to operational difficulties in the Company's corporate offices, distribution centers or store locations, the financial magnitude of which cannot currently be estimated.

The foregoing statements as to the Company's Year 2000 efforts are forward looking and are made in reliance on the safe harbor provisions discussed under the caption "Certain Cautionary Statements," below.


New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments. SFAS 130 and SFAS 131 are effective in fiscal 1998 for the Company and only require additional informational disclosure, if applicable.


Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At October 31, 1998, total assets were $399.3 million, $141.5 million of which were current assets. Net cash provided by operating activities was $7.2 million for the thirty-nine weeks ended October 31, 1998, compared with net cash used in operating activities of $5.4 million for the prior year period. The Company's sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms. The Company also used cash for a limited partnership interest with a Canadian company that currently operates four pet superstores in western Canada, with plans to open three additional stores.

The Company uses cash in investing activities to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. Cash used in investing activities was $52.5 million for the thirty-nine weeks ended October 31, 1998, and $44.0 million for the prior year period.

The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. Purchases of $11.6 and $0.7 million of fixed assets were financed in this manner during the thirty-nine weeks ended October 31, 1998, and November 1, 1997, respectively. The Company believes that additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and conversion of traditional stores into superstores. Cash flows provided by financing activities were $45.0 million in the thirty-nine weeks ended October 31, 1998, and $8.3 million in the prior year period. Cash flows from financing activities were used to finance the acquisition of related businesses and fund the Company's expansion program and working capital requirements.

The Company has a credit facility with a syndicate of banks with a commitment of up to $110.0 million that expires January 30, 2003. The credit facility provides for $80.0 million in revolving loans and a $30.0 million term loan. Borrowings under the credit facility are unsecured and bear interest, at the Company's option, at the agent bank's corporate base rate or LIBOR plus 0.50% to 1.50%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth. As of October 31, 1998, the Company had $27.1 million of revolving loans available under the credit facility.

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


Certain Cautionary Statements
-----------------------------

Certain statements in this Quarterly Report on Form 10 - Q, including, but not limited to, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from
those forecast or anticipated in such forward-looking statements.    These
factors include, but are not limited to, the Company's expansion plans, the integration of operations as a result of acquisitions, reliance on vendors and product lines and exclusive distribution arrangements, competition, performance of new superstores and their future operating results, quarterly and seasonal fluctuations, dependence on senior management, and possible volatility of stock price. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in PETCO's Annual Report on Form 10-K for the year ended January 31, 1998.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable

PART II.  OTHER INFORMATION
---------------------------


ITEM 1.   LEGAL PROCEEDINGS

The Company and certain of its officers have been named as defendants in several virtually identical class action lawsuits filed in the United States District Court for the Southern District of California between August and November, 1998. These cases have recently been consolidated and will be administered as one case. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and February 23, 1998. The complaints allege that the defendants violated various federal securities laws through material misrepresentations and omissions during the class period, and seek unspecified monetary damages. The Company believes the allegations contained in these lawsuits are without merit. The Company and its officers intend to defend themselves vigorously.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          1. Exhibits

             (a) 27.1 Financial Data Schedule (filed electronically only)

          2. Reports on Form 8-K

             (a) The Company filed a report on Form 8-K on September 22,
                 1998, relating to the Company's Shareholder Rights Plan.

                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PETCO ANIMAL SUPPLIES, INC.


                                          By:  /s/ James M. Myers
                                               ------------------
                                               James M. Myers
                                               Senior Vice President and
                                               Chief Financial Officer

                                               Date: December 15, 1998