Form 10-K
period 1999-01-31
PETCO ANIMAL SUPPLIES INC
filed 1999-04-30
CIK 888455

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                       _____________________________

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended                  Commission File Number:
        January 30, 1999                                0-23574

                        PETCO ANIMAL SUPPLIES, INC.
           (Exact Name of Registrant As Specified In Its Charter)

           Delaware                                    33-0479906
   (State or Other Jurisdiction                     (I.R.S. Employer
 Of Incorporation or Organization)                 Identification No.)


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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  [X]    NO  [ ]


Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K:   [ ]

As of April 23, 1999, there were outstanding 21,074,305 shares of the Registrant's Common Stock, $0.0001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $259,087,055.

Documents Incorporated By Reference: The information called for by Part III is incorporated by reference from the Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Registrant.

PART I

ITEM 1.  BUSINESS

PETCO Animal Supplies, Inc. ("PETCO" or the "Company") is a leading specialty retailer of premium pet food and supplies. As of January 30, 1999, the Company operated 476 stores in 37 states and the District of Columbia. PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations. The Company believes that this strategy provides PETCO with a competitive advantage by combining the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenience and service of a neighborhood pet supply store.

Over the last few years, PETCO has expanded its store format from smaller, traditional stores to the current superstore format. At the end of fiscal 1998, superstore square footage represented over 95% of the Company's total square footage. The Company's expansion strategy is to open and acquire superstores, including relocations, expansions or remodels of existing traditional stores into superstores (collectively referred to herein as "conversions"), and to close underperforming stores. In fiscal 1998, the Company opened or acquired 40 stores and closed 21 stores. Unless otherwise indicated, all references in this Annual Report to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1998 refer to the fiscal year beginning on February 1, 1998 and ending on January 30, 1999.

THE PET FOOD, SUPPLY AND SERVICES INDUSTRY

GENERAL. In 1997, retail sales in the United States of pet food, supplies, small animals (excluding dogs and cats) and services were estimated at $21 billion. Pet food accounted for the majority of this market with an estimated $10 billion in sales, pet supply and small animal sales were estimated at $5 billion, while sales of pet services, which include veterinary services, obedience training and grooming services, were estimated at $6 billion. According to recent estimates, approximately 60 million households in the United States, or over half of all U.S. households, owned at least one pet and over half of pet-owning households owned more than one pet.

PET FOOD. Historically, the pet food industry has been dominated by national supermarket brands such as Alpo, Kal Kan and Purina, which are primarily sold through grocery stores, convenience stores and mass merchants. In recent years, supermarkets' share of total pet food sales has steadily decreased as a result of competition from superstores, warehouse clubs, mass merchandisers and specialty pet stores as well as the growing proportion of premium pet food sales. Premium pet food brands such as Science Diet, Nutro and IAMS, which offer higher levels of nutrition than non-premium brands, account for more than 25% of the total pet food market according to recent estimates. These premium pet foods currently are not sold through supermarkets, warehouse clubs and mass merchandisers due to manufacturers' restrictions but are sold primarily through superstores like PETCO, specialty pet stores, veterinarians and farm and feed stores.

PET SUPPLIES. The market for pet supplies consists of items such as collars and leashes, cages and habitats, toys, treats, aquatic supplies, pet carriers, vitamins and supplements and grooming and veterinary products. The channels of distribution for pet supplies are highly fragmented with products sold by many types of retailers, including supermarkets, discounters and other mass merchandisers, specialty pet stores, direct mail and veterinarians. Superstores such as PETCO, with wide assortments of pet supplies and higher levels of customer service, represent a growing channel for sales of pet supplies.

SMALL ANIMALS. The market for small animals (other than dogs and cats) includes sales of fish, birds, reptiles, rabbits, hamsters, mice and other small pets. Because of the overpopulation of dogs and cats and the controversial practices of some breeders, the Company has elected to limit its selection of animals to birds, fish, reptiles and other small animals. PETCO does, however, participate in pet adoption programs for dogs and cats, which are administered through local animal welfare programs.

PET SERVICES. The market for pet services includes veterinary services, obedience training and grooming services. The Company offers a range of veterinary services at only a selected number of stores. Limited veterinary services such as routine vaccinations are offered at a number of stores. The Company does offer obedience training in most of its stores and offers grooming in many of its stores. Although such services do not generate a significant portion of the Company's revenues, the Company believes that offering selected pet services does create increased customer traffic in the Company's stores.

BUSINESS STRATEGY

PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations. The key components of PETCO's strategy are:

SUPERSTORE EXPANSION. The Company believes that opportunities for additional superstores exist in both new and existing markets. The Company intends to continue to increase the number of superstores it operates by opening and acquiring superstores in new and existing markets.

ACQUISITIONS. A significant part of the Company's expansion strategy has been to capitalize on the consolidation of the fragmented pet food and supply industry. Generally, the Company has acquired established and well-located stores or chains of stores that are similar in size and format to the Company's existing superstores. Consistent with this strategy, the Company has completed 19 acquisitions, representing 208 stores located in 28 states, since the Company's initial public offering in March 1994. The Company believes that there may be further acquisition opportunities that would allow the Company to attract new customers, enter new markets and leverage operating costs.

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

COMPETITIVE PRICES. PETCO's pricing strategy is to offer everyday low prices on all food items which are important in attracting and retaining customers. The Company believes in offering value to customers through fair prices coupled with a complete merchandise assortment.

SUPERIOR CUSTOMER SERVICE. Providing knowledgeable and friendly customer service is a key aspect of PETCO's business strategy. PETCO seeks store managers and sales associates who are pet owners and enthusiasts themselves as they are better able to assist customers with their needs. PETCO provides comprehensive training to its personnel, and the Company believes that this enables it to attract and retain highly motivated, well-qualified store managers and sales associates committed to providing superior levels of customer service.

CONVENIENT STORE LOCATIONS. PETCO's stores are located in high-traffic retail areas with ample parking, often in community shopping centers anchored by a large supermarket. The Company selects sites which are characterized by weekly or more frequent shopping patterns. All stores offer extended shopping hours and typically are open seven days a week.

ENJOYABLE SHOPPING EXPERIENCE. PETCO's stores are attractively designed to create a fun and exciting shopping environment for customers and their pets. The Company's stores are brightly illuminated with colorful fixtures and graphics and feature prominent and attractive signage. Stores typically feature an assortment of aquatics, reptiles, birds and small animals.
Birds and other animals are available for demonstration by PETCO employees and for handling by customers. Many of the Company's stores also contain a glassed-in grooming area that allows customers to observe the grooming process while they shop.

INNOVATIVE COMMUNITY PROGRAMS. PETCO's long-standing neighborhood marketing programs are designed to introduce consumers to its stores and maintain long-term customer and community relationships. Due to the large numbers of dogs and cats available at local animal shelters, PETCO's long-standing corporate policy has been to encourage its customers to adopt these pets from animal shelters. On designated days, in cooperation with animal welfare organizations, the Company offers pet adoption services at its stores. The Company's other community programs include in-store vaccination clinics, programs with local pet-related charities, a product sample program to introduce consumers and their pets to premium food and supplies and a preferred customer program. In addition, the Company maintains referral programs and other relationships with local breeders and veterinarians.

MERCHANDISING

COMPLETE MERCHANDISE ASSORTMENT. PETCO stores offer the pet owner one of the most complete and exciting assortments of pet products and services available in the marketplace. PETCO's products and services generally fall into five main categories.

PET FOOD. PETCO offers a complete assortment of leading name brand premium food for dogs and cats, such as Iams, Nutro, and Science Diet, as well as selected mass brand foods. Due to manufacturers' restrictions, premium brands are sold exclusively through specialty pet stores and veterinarians. The Company also offers a PetGold Masters(R) private label brand of premium dog and cat food. In addition to food for dogs and cats, the Company features a variety of treats and rawhide chew items. The Company also sells an extensive variety of food for fish, birds, reptiles and small animals.

PET SUPPLIES. PETCO's broad assortment of supplies for dogs and cats includes many private label items and offers collars and leashes, grooming products, toys, pet carriers, cat furniture, dog houses, vitamins, treats and veterinary supplies. The Company also offers broad lines of supplies for other pets, including aquariums, terrariums, bird cages and supplies for small animals.

SMALL ANIMALS. PETCO superstores feature specialty departments which stock a large assortment of fish, domestically bred birds, reptiles and other small pets. The stores' animal selection typically includes cockatiels, parakeets and finches in the bird category; iguanas, turtles and snakes in the reptile category; and hamsters, rats and mice in the small animal category. The Company's superstores normally carry both fresh and saltwater fish. The Company believes that its interactive small animal displays add excitement to shopping at PETCO.

GROOMING AND OTHER SERVICES. Professional grooming is available at many of the Company's superstores. Grooming services are typically performed in glass-walled stations in the stores to provide an eye-catching display and to increase customer awareness and confidence in the service. In addition, the Company offers vaccinations and obedience training.

NOVELTY ITEMS. PETCO carries a variety of novelty items, including pet apparel, calendars and other pet-related merchandise. In addition, the Company features a variety of seasonal and holiday pet items.

COMPETITIVE PRICES. PETCO's pricing strategy is to offer everyday low prices on all food items which are important in attracting and retaining customers. The Company believes in offering value to customers through fair prices coupled with a complete merchandise assortment. PETCO's large buying volume and sophisticated distribution network allows it to compete effectively on price. PETCO's price guarantee program offers to match all competitors' advertised prices.

STORE DEVELOPMENT

Over the last few years, PETCO has expanded its store format from smaller, traditional stores to the current superstore format. At the end of fiscal 1998, superstore square footage represented over 95% of the Company's total square footage. PETCO plans to open superstores in the future and expects that these will be the Company's current prototype superstores which average approximately 15,000 square feet. These prototype superstores offer our complete merchandise assortment and, in addition, carry fish, birds, reptiles and other small animals, and grooming services.

The Company intends to continue to increase the number of superstores it operates by opening and acquiring superstores in new and existing markets and converting existing stores into superstores. Although the Company plans to open superstores in the future, it will continue to operate profitable and well-situated stores with other formats.

PETCO attempts to obtain convenient, high-traffic stores located in prime community shopping centers. The Company undertakes substantial market research prior to entering new markets. Key factors in market and site selection include high visibility, easy access, ample parking, population, demographics and the number and location of competitors.

In fiscal 1998, the Company opened or acquired 40 stores, including the conversion of 9 stores into superstores, and closed 12 stores.

PURCHASING AND DISTRIBUTION

The Company's centralized purchasing and distribution system minimizes the delivered cost of merchandise and maximizes the in-stock position of its stores.

PETCO purchases most of its merchandise directly from specialty suppliers and manufacturers of national brands. The Company purchases the majority of its pet food products from three vendors; Iams, Nutro, and Science Diet, the first of which supplied products that accounted for more than 10% and less than 15% of the Company's sales in fiscal 1998. While the Company does not maintain long-term supply contracts with any of its vendors, PETCO believes that it enjoys a favorable and stable relationship with each of these vendors.

PETCO currently operates three central and five regional distribution centers. The central distribution centers are located in Mira Loma, California; Dayton, New Jersey; and Joliet, Illinois. Bulk items for all stores are either shipped to regional distribution centers for redistribution or are sent directly to store locations. Manufacturers ship non-bulk supplies to the central distribution facilities which the Company then distributes either to regional centers or directly to store locations. Management believes that its centralized distribution system enables its stores to maximize selling space by reducing necessary levels of safety stock carried in each store.

COMPETITION

The pet food and supply business is highly competitive. This competition can be categorized into three different segments: (i) mass merchants, including supermarkets, (ii) single store and conventional pet shops and
(iii) specialty pet supply chains. Many of the premium pet food brands offered by the Company, such as Iams, Nutro, and Science Diet, are not available to grocery stores or other mass merchants due to manufacturers' restrictions. The Company believes that the principal competitive factors influencing the Company's business are product selection and quality, convenient store locations, customer service and price. The Company believes that PETCO competes effectively within its various geographic areas; however, some of the Company's competitors are much larger in terms of sales volume and have access to greater capital and management resources than the Company.

The pet food and supply industry has been characterized in recent years by the consolidation of a number of pet supply chains. This consolidation has been accomplished through the acquisition of independent pet stores by larger specialty pet supply chains and the acquisition of these larger chains by similar competitors. The Company believes this consolidation trend may have a positive impact on industry conditions as store capacity may be rationalized, both in existing and in new units. There can be no assurance that in the future the Company will not face greater competition from other national or regional retailers.

TRADEMARKS AND LICENSES

The Company has registered numerous service marks and trademarks with the United States Patent and Trademark Office. The Company believes the PETCO trademark has become an important component in its merchandising and marketing strategy. The Company believes it has all licenses necessary to conduct its business.

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

EMPLOYEES

As of January 30, 1999, the Company employed approximately 9,300 associates, of whom approximately 4,500 were employed full-time.
Approximately 92% of the Company's employees were employed in stores or in direct field supervision, approximately 4% in distribution centers and approximately 4% in the corporate office in San Diego. Management believes its labor relations are generally good.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Annual Report, including, but not limited to,
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

EXPANSION PLANS. The Company's continued growth depends, to a significant degree, on its ability to open and operate new superstores on a profitable basis and to a lesser extent on increasing sales in existing stores. The Company's performance is also dependent upon a number of other factors, including its ability to locate and obtain favorable superstore sites and negotiate acceptable lease terms, to obtain and distribute adequate product supplies to its stores, to hire and train employees and to upgrade its management information and other operating systems to control the anticipated growth and expanded operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. The Company has previously opened stores in new markets and plans to open additional stores in new markets. The performance of new or existing stores may be adversely affected by regional economic conditions. The Company's expansion strategy could have the effect of drawing customers from its existing stores. In addition, average store contribution and operating margins may be adversely affected in the near term due to the level of preopening expenses and lower anticipated sales volumes of its immature stores. The Company's existing Senior Credit Facility (the "Credit Facility") contains certain covenants which may restrict or impair the Company's growth plans. Management continues to evaluate the Company's long-term distribution needs to accommodate store and sales growth beyond fiscal 1999. Either the Company's failure to expand its distribution facilities in accordance with its growth plans or difficulties incurred in operating its distribution facilities could adversely affect the Company's ability to deliver merchandise to its stores in a timely fashion.

INTEGRATION OF OPERATIONS AS THE RESULT OF ACQUISITIONS. Operations of acquired companies must be integrated and combined efficiently for the Company to realize the anticipated benefits of its acquisitions. There can be no assurance that the integration process has been successful or that the anticipated benefits of these acquisitions will be fully realized. For example, in fiscal 1998 the Company experienced disappointing results from some of the stores it acquired in fiscal 1997. The dedication of management resources to acquisitions may detract attention from the day-to-day business of the Company. The difficulties of integration are increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures and accounting and computer systems. There can be no assurance that the Company will achieve expected expense reductions with the acquired companies, that there will not be substantial costs associated with any such reductions, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the short-term earnings of the Company. In fiscal 1996, 1997 and 1998, merger and business integration costs of $37.2 million, $38.7 million, and $23.0 million, respectively, were recorded by the Company in connection with acquisition activities. These costs include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, reformatting, facility conversion and other integration costs, severance, and other costs. The Company may make additional acquisitions in the future, which may result in additional costs. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if the Company is unable to successfully integrate such new companies into its operations. Future acquisitions by the Company could also result in potentially dilutive issuances of securities, additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability.

RELIANCE ON VENDORS AND PRODUCT LINES AND EXCLUSIVE DISTRIBUTION ARRANGEMENTS. The Company purchases significant amounts of products from three key vendors, Iams, Nutro, and Science Diet, the first of which supplied products that accounted for more than 10% and less than 15% of the Company's sales in fiscal 1998. The Company does not maintain long-term supply contracts with any of its vendors and the loss of any of these vendors or other significant vendors of premium pet food or pet supplies offered by the Company could have a material adverse effect on the Company. In addition, it would materially adversely affect the Company if any of these manufacturers of premium pet food were to make their products widely available in supermarkets or through other mass merchants, or if the premium brands currently available to such supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supply retailers. The Company's principal vendors currently provide the Company with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could also have a material adverse effect on the Company.

COMPETITION. The pet food and supply retailing industry is highly competitive. The Company competes with a number of pet superstore chains, smaller pet store chains and independent pet stores. The Company also competes with supermarkets and other mass merchants. Many of the Company's competitors are larger and have significantly greater resources than the Company. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices on key items in order to remain competitive, which may have the affect of reducing its profitability. There is no assurance that in the future the Company will not face greater competition from other national, regional and local retailers.

PERFORMANCE OF NEW SUPERSTORES; FUTURE OPERATING RESULTS. The Company has recently opened and acquired superstores in new markets and plans to open and acquire additional superstores in other new markets. There can be no assurance that these stores will be profitable in the near term or that profitability, if achieved, will be sustained. In addition, there can be no assurance that the Company's existing stores will maintain their profitability or that new stores will generate sales levels necessary to achieve store-level profitability, much less profitability comparable to that of existing stores. The Company's comparable store net sales increases were 16.1%, 11.5%, and 6.4% for fiscal 1996, 1997 and 1998, respectively. The
Company anticipates that its rate of comparable stores sales growth may be lower in future periods than the growth rates previously experienced due to maturation of the existing store base and the effects of opening additional stores in existing markets. Due in part to recent acquisitions, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.

QUARTERLY AND SEASONAL FLUCTUATIONS. The timing of new store openings, related preopening expenses and the amount of revenue contributed by new and existing stores may cause the Company's quarterly results of operations to fluctuate. The Company's business is also subject to seasonal fluctuation. Historically, the Company has realized a higher portion of its net sales during the month of December than during the other months of the year.

DEPENDENCE ON SENIOR MANAGEMENT. The Company is dependent upon the efforts of its principal executive officers. In particular, the Company is dependent upon the management and leadership of Brian K. Devine, Chairman, President and Chief Executive Officer. The loss of Mr. Devine or certain of the Company's other principal executive officers could materially adversely effect the Company's business. The Company has entered into an employment agreement with Mr. Devine which provides for an indefinite term and which may be terminated by Mr. Devine on 90 days notice. The Company has obtained a key man insurance policy on the life of Mr. Devine in the amount of $1.0 million, of which the Company is the sole beneficiary. The Company's success will depend on its ability to retain its current management and to attract and retain qualified personnel in the future.

POSSIBLE VOLATILITY OF STOCK PRICE. Since the initial public offering of the Company's common stock in March 1994, the market value of the common stock has been subject to significant fluctuations. The market price of the common stock may continue to be subject to significant fluctuations in response to operating results and other factors. In the past, the market price of the Company's stock has responded to changes in outside analysts' expectations, stock market movements relating to retailers particularly, and to general stock market fluctuations. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the common stock. The Company is currently involved in stockholder class action litigation precipitated by a sudden drop in the price of the Company's common stock. See "Legal Proceedings." Management believes that future fluctuations in the market value of the Company's common stock may trigger further litigation. Defending the Company in such stockholder class action litigation is costly, and the outcome is unpredictable.

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

ITEM 2.  PROPERTIES

The Company leases substantially all of its store and warehouse locations. Original lease terms for the Company's 476 stores generally range from five to twenty years, many of which contain renewal options. Leases on 124 stores expire within the next three years, with leases on 85 of these stores containing renewal options.

The table below shows the location and number of the Company's stores as of January 30, 1999.

Location             Stores
------------------   ------
Alabama                 2
Arizona                13
Arkansas                2
California            133
Colorado                8
Connecticut            12
Delaware                1
District of Columbia    1
Idaho                   2
Illinois               46
Indiana                 2
Iowa                    6
Kansas                  8
Kentucky                1
Louisiana               1
Maryland                7
Massachusetts          18
Michigan                7
Minnesota              18
Missouri               13
Montana                 1
Nebraska                5
Nevada                  5
New Hampshire           4
New Jersey             14
New Mexico              1
New York               16
North Dakota            2
Ohio                    3
Oregon                 13
Pennsylvania           18
Rhode Island            1
South Dakota            1
Tennessee               5
Texas                  41
Virginia                9
Washington             27
Wisconsin               9
                      ---
                      476
                      ===

The Company's headquarters, located in San Diego, California, occupy approximately 70,000 square feet of office space which is financed under an obligation which expires February 2006. The Company's five regional distribution centers collectively occupy over 200,000 square feet of space in Arlington, Texas; Stockton, California; Portland, Oregon; New Hope, Minnesota; and Mansfield, Massachusetts under leases which expire in August 1999, April 2001, February 2002, September 2002, and December 2003, respectively. The Company's three central distribution centers collectively occupy approximately 800,000 square feet of space in Dayton, New Jersey; Joliet, Illinois; and Mira Loma, California under leases which expire in June 2002, April 2005, and September 2005, respectively. Each of the distribution center leases contains a renewal option.

ITEM 3.  LEGAL PROCEEDINGS

The Company and certain of its officers have been named as defendants in several virtually identical class action lawsuits filed in the United States District Court for the Southern District of California between August and November, 1998. These cases have recently been consolidated and will be administered as one case. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and July 10, 1998. The complaints allege that the defendants violated various federal securities laws through material misrepresentations and omissions during the class period, and seek unspecified monetary damages. These matters have been tendered to the Company's insurance carrier. While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company and its officers intend to defend themselves vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended January 30, 1999.

ITEM 4.1.  EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

      Name            Age                     Position
--------------------  ---   -----------------------------------------------
Brian K. Devine        57   Chairman, President and Chief Executive Officer
Bruce C. Hall          54   Executive Vice President - Operations
Janet D. Mitchell      43   Senior Vice President - Human Resources and
                            Administration
James M. Myers         41   Senior Vice President and
                            Chief Financial Officer
William M. Woodard     50   Senior Vice President - Store Operations

BRIAN K. DEVINE, Chairman, President and Chief Executive Officer, joined the Company in August 1990 and has served as Chairman since January 1994. Prior to joining the Company, Mr. Devine was President of Krause's Sofa Factory, a furniture retailer and manufacturer, from 1988 to 1989. From 1970 until 1988, Mr. Devine held various positions with Toys 'R' Us, a retailer of children's toys, including Senior Vice President, Director of Stores; and Senior Vice President, Growth, Development and Operations. Mr. Devine graduated from Georgetown University with a degree in economics.

BRUCE C. HALL, Executive Vice President, Operations, joined the Company in April 1997. Mr. Hall spent his entire career of 34 years from 1963 to 1997 with Toys 'R' Us, a retailer of children's toys, where he progressively advanced from field operations through a number of positions and most recently served as Senior Vice President of Operations.

JANET D. MITCHELL, Senior Vice President, Human Resources and Administration, joined the Company in February 1989. From 1981 to 1989, Ms. Mitchell held various management positions in human resources with the Southland Corporation's 7-Eleven division. From 1978 to 1981, Ms. Mitchell held various positions with the El Torito Restaurant chain. Ms. Mitchell received a bachelor's degree from California State University, San Diego.

JAMES M. MYERS, Senior Vice President and Chief Financial Officer, joined the Company in May 1990. From 1996 to 1998, Mr. Myers served as Senior Vice President, Finance and prior to that as Vice President, Finance and as Vice President and Controller of the Company. From 1980 to 1990, Mr. Myers held various positions at the accounting firm KPMG Peat Marwick LLP, including Senior Audit Manager. Mr. Myers is a CPA and received an accounting degree from John Carroll University.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock, $.0001 par value, is quoted on the Nasdaq National Market under the symbol "PETC." Public trading of the common stock commenced on March 17, 1994. The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock as reported by the Nasdaq National Market:

                                         High          Low
                                        ------       ------
    FISCAL 1997
    First Quarter                       $28.25       $19.00
    Second Quarter                       30.75        19.63
    Third Quarter                        33.00        26.25
    Fourth Quarter                       31.13        19.50

    FISCAL 1998
    First Quarter                       $25.00       $13.13
    Second Quarter                       21.13         9.75
    Third Quarter                        10.63         5.38
    Fourth Quarter                       11.25         7.75

On April 23, 1999, there were 782 stockholders of record of the Company's common stock.

The Company has never paid cash dividends on its common stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands, except per share and operating data)

The following table sets forth selected consolidated financial and operating data for the Company for the five-year period ended January 30, 1999. The selected consolidated financial data presented below under the caption "Income Statement Data" for the year ended January 28, 1995 is derived from the unaudited consolidated financial statements of the Company and its subsidiaries as restated to reflect the poolings of interests during the years ended February 1, 1997 and January 31, 1998. The selected consolidated financial data presented below under the caption "Income Statement Data" for the four-year period ended January 30, 1999 is derived from the audited consolidated financial statements of the Company and its subsidiaries. The selected consolidated financial data presented below under the caption "Balance Sheet Data" as of January 28, 1995 and February 3, 1996 is derived from the unaudited consolidated financial statements of the Company and its subsidiaries as restated to reflect the poolings of interests during the years ended February 1, 1997 and January 31, 1998. The selected consolidated financial data presented below under the caption "Balance Sheet Data" as of February 1, 1997, January 31, 1998 and January 30, 1999 is derived from the audited consolidated financial statements of the Company and its subsidiaries. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of January 30, 1999 and for each of the years in the three-year period ended January 30, 1999 and the independent auditors' report thereon, included and incorporated by reference elsewhere in this Annual Report.

                                                           Historical
                                     -----------------------------------------------------
                                                       Fiscal Year Ended
                                     -----------------------------------------------------
                                      Jan. 28,    Feb 3,    Feb. 1,   Jan. 31,   Jan. 30,
                                        1995       1996      1997       1998       1999
                                     ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Net sales                             $313,809   $443,585   $600,637   $749,789   $839,622
Cost of sales and occupancy costs      234,400    337,873    446,315    553,566    624,818
                                      --------   --------   --------   --------   --------
     Gross profit                       79,409    105,712    154,322    196,223    214,804
Selling, general and
  administrative expenses               75,416    101,760    132,745    173,667    187,938

Merger and business integration costs       --      9,196     37,208     38,693     22,963
                                      --------   --------   --------   --------   --------
     Operating income (loss)             3,993     (5,244)   (15,631)   (16,137)     3,903
Loss on disposal of stores                  --      3,500         --         --         --
Interest expense, net                    1,080         71        600      2,530      6,718
                                      --------   --------   --------   --------   --------
     Earnings (loss) before
       income taxes                      2,913     (8,815)   (16,231)   (18,667)    (2,815)
Income taxes (benefit) (1)               1,969    (14,601)    (4,075)    (5,486)      (438)
                                      --------   --------   --------   --------   --------
Net earnings (loss)                   $    944   $  5,786   $(12,156)  $(13,181)  $ (2,377)
                                      ========   ========   ========   ========   ========
Net earnings (loss) per
  common share, basic                    $0.08      $0.36     $(0.63)    $(0.64)    $(0.11)
Net earnings (loss) per
  common share, diluted                  $0.08      $0.35     $(0.63)    $(0.64)    $(0.11)
Weighted average common
  shares outstanding, basic             11,373     16,147     19,426     20,646     21,073
Weighted average common
  shares outstanding, diluted           11,390     16,427     19,426     20,646     21,073

OPERATING DATA:
Total stores open end of period            288        353        413        457        476
Aggregate gross square footage       2,047,078  3,169,472  4,435,019  5,299,535  5,637,708
Average net sales per store (2)      $ 974,000 $1,183,000 $1,438,000 $1,696,000 $1,811,000
Average net sales per
  gross square foot (3)              $     153 $      168 $      162 $      158 $      157
Percentage increase in
  comparable store net sales              18.5%      16.5%      16.1%      11.5%      6.4%

BALANCE SHEET DATA:
Working capital                       $ 31,918   $ 29,064   $ 59,928   $ 33,360   $ 39,316
Total assets                           126,918    214,498    312,617    335,195    387,135
Long-term debt,
  excluding current portion                 --         --         --     26,625     65,375
Capital lease and other obligations,
  excluding current portion              5,779     13,334     15,581     11,369     20,982
Total stockholders' equity              48,397    130,040    196,499    186,057    183,841

--------------------

(1) Includes $11.8 million benefit from previously unrecognized deferred tax assets in fiscal 1995.

(2) Calculated using net sales divided by the number of stores open, weighted by the number of months stores are open during the period.

(3) Calculated using net sales divided by gross square footage of stores open, weighted by the number of months stores are open during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Over the past few years, PETCO has expanded its store format from smaller, traditional stores to the current superstore format. At the end of fiscal 1998, superstore square footage represented over 95% of the Company's total square footage. PETCO plans to open superstores in the future and follows a strategy of converting and expanding its existing store base to conform to the superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded and relocated smaller stores into superstores and has closed underperforming stores. As a result of the Company's store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store preopening expenses and lower anticipated sales volumes of immature stores.

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

During fiscal 1997 the Company completed four acquisitions of retailers of pet food and supplies, operating 22 stores which were accounted for as immaterial poolings of interests. The Company also acquired a retailer that operated 82 pet food and supply stores under the trade name PetCare located in 10 Midwestern and Southern states which was accounted for as a pooling of interests.

During fiscal 1998 the Company completed two acquisitions of retailers of pet food and supplies operating four stores in transactions accounted for as purchases.

All results of operations have been restated to reflect the poolings of interests and to reflect the purchase transactions from their respective acquisition dates. Results of operations from immaterial poolings are reflected from the beginning of the period from which these acquisitions were consummated. (See footnote 2 to the consolidated financial statements).

At January 30, 1999, the Company operated 476 stores in 37 states and the District of Columbia.

RESULTS OF OPERATIONS

The following table sets forth certain items expressed as a percentage of net sales for the periods indicated. As a result of operational and strategic changes, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.

                                            Feb. 1,    Jan. 31,    Jan. 30,
                                             1997        1998        1999
                                           --------    --------    --------
Net sales                                    100.0%      100.0%      100.0%
Cost of sales and occupancy costs             74.3        73.8        74.4
                                             -----       -----       -----
  Gross profit                                25.7        26.2        25.6
Selling, general and administrative expenses  22.1        23.2        22.4
Merger and business integration costs         6 .2         5.2         2.7
                                             -----       -----       -----
  Operating income (loss)                     (2.6)       (2.2)        0.5
Interest expense, net                          0.1         0.3         0.8
                                             -----       -----       -----
  Earnings (loss) before income taxes         (2.7)       (2.5)       (0.3)
Income taxes (benefit)                        (0.7)       (0.7)       (0.0)
                                             -----       -----       -----
  Net earnings (loss)                         (2.0)       (1.8)       (0.3)
                                             =====       =====       =====

FISCAL YEAR ENDED JANUARY 30, 1999 COMPARED WITH FISCAL YEAR ENDED JANUARY 31, 1998

NET SALES increased 12.0% to $839.6 million in fiscal 1998 from $749.8 million in fiscal 1997. The increase in net sales in fiscal 1998 resulted primarily from the addition of 40 stores, including the conversion of 9 stores into superstores, the closing of 12 stores, and a comparable store net sales increase of 6.4%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and merchandising efforts in existing stores. The net increase in the Company's store base accounted for approximately $48.0 million, or 53.5% of the net sales increase, and $41.8 million, or 46.5% of the net sales increase, was attributable to the increase in comparable store net sales.

GROSS PROFIT, defined as net sales less the cost of sales including store occupancy costs, increased $18.6 million, or 9.5%, to $214.8 million in fiscal 1998 from $196.2 million in fiscal 1997. Gross profit as a percentage of net sales decreased to 25.6% in fiscal 1998 from 26.2% in fiscal 1997. This decrease reflects lower gross margins generated from sales in the stores acquired in the last half of fiscal 1997, which were undergoing conversions to PETCO's assortment and selling through non-continuing inventory at reduced gross margins. Also, increased distribution costs resulting from the investment in two new central distribution centers and lower leverage of store occupancy costs, particularly in the acquired stores during the conversion process, contributed to this decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $14.2 million, or 8.2%, to $187.9 million in fiscal 1998 from $173.7 million in fiscal 1997. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings and acquisitions. As a percentage of net sales, these expenses decreased to 22.4% in fiscal 1998 from 23.2% in fiscal 1997. Included in selling, general and administrative expenses in fiscal 1998 are a $1.4 million charge for severance and legal costs related to the Company's management realignment and a $4.5 million charge related to the write-off of assets in connection with the relocation of the Company's main distribution center and the replacement of point-of-sale equipment in a chain-wide conversion of this equipment and other assets. Selling, general and administrative expenses in fiscal 1997 included charges of $11.0 million related to the acquisition of PetCare. Excluding these charges, these expenses were unchanged at 21.7% in both fiscal 1998 and fiscal 1997.

MERGER AND BUSINESS INTEGRATION COSTS of $23.0 million were recorded in fiscal 1998 in connection with the conversion activities of the stores acquired in the last half of fiscal 1997. These costs consisted of $0.5 million of transaction costs, $2.0 million of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $19.1 million of reformatting, facility conversion and other integration costs and $1.4 million of severance and other costs. In fiscal 1997, merger and business integration costs of $38.7 million were recorded in connection with acquisition activities. These costs consisted of $4.5 million of transaction costs, $17.8 million of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $12.2 million of reformatting, facility conversion and other integration costs and $4.2 million of severance and other costs.

OPERATING INCOME was $3.9 million in fiscal 1998 compared with an operating loss of $16.1 million in fiscal 1997. Excluding merger and business integration costs and other charges, on a comparable basis, the Company would have reported operating income of $32.8 million or 3.9% of net sales in fiscal 1998 and $33.6 million or 4.5% of net sales in fiscal 1997.

NET INTEREST EXPENSE was $6.7 million in fiscal 1998 compared with net interest expense of $2.5 million in fiscal 1997. Increased borrowings in fiscal 1998 led to the increase in interest expense.

INCOME TAX BENEFIT was $0.4 million in fiscal 1998 compared with income tax benefit of $5.5 million in fiscal 1997. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

NET LOSS was $2.4 million in fiscal 1998 compared with net loss of $13.2 million in fiscal 1997. Excluding merger and business integration costs and related charges and tax benefits, net earnings for fiscal 1998 would have been $15.6 million, or $0.74 per diluted share, compared with $18.6 million, or $0.88 per diluted share in fiscal 1997.

FISCAL YEAR ENDED JANUARY 31, 1998 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 1, 1997

NET SALES increased 24.8% to $749.8 million in fiscal 1997 from $600.6 million in fiscal 1996. The increase in net sales in fiscal 1997 resulted primarily from the addition of 64 stores, including the conversion of 10 stores into superstores, the closing of 10 stores, and a comparable store net sales increase of 11.5%. The comparable store net sales increase was attributable to maturing superstores, increased advertising and expanded merchandise assortments in existing stores. The net increase in the Company's store base accounted for approximately $103.2 million, or 69.2% of the net sales increase, and $46.0 million, or 30.8% of the net sales increase, was attributable to the increase in comparable store net sales.

GROSS PROFIT, defined as net sales less the cost of sales including store occupancy costs, increased $41.9 million, or 27.2%, to $196.2 million in fiscal 1997 from $154.3 million in fiscal 1996. Gross profit as a percentage of net sales increased to 26.2% in fiscal 1997 from 25.7% in fiscal 1996. This increase reflected greater purchasing leverage during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $41.0 million, or 30.9%, to $173.7 million in fiscal 1997 from $132.7 million in fiscal 1996. Selling, general and administrative expenses increased primarily as a result of higher personnel and related costs associated with new store openings. Selling, general and administrative expenses in fiscal 1997 included charges of $11.0 million related to the acquisition of PetCare. Excluding these charges, these expenses decreased as a percentage of net sales to 21.7% in fiscal 1997 from 22.1% in fiscal 1996 due to net sales increasing at a greater rate than related expenses.

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

OPERATING LOSS of $16.1 million was incurred in fiscal 1997 compared with operating loss of $15.6 million in fiscal 1996. Excluding merger and business integration costs and the $11.0 million in charges related to the PetCare acquisition, the Company would have reported operating income of 4.5% of net sales in fiscal 1997 and 3.6% in fiscal 1996.

NET INTEREST EXPENSE was $2.5 million in fiscal 1997 compared with net interest expense of $0.6 million in fiscal 1996. Increased borrowings in fiscal 1997 led to the increase in interest expense.

INCOME TAX BENEFIT was $5.5 million in fiscal 1997 compared with income tax benefit of $4.1 million in fiscal 1996. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

NET LOSS was $13.2 million in fiscal 1997 compared with net loss of $12.2 million in fiscal 1996. Excluding merger and business integration costs and related charges and tax benefits, net earnings for fiscal 1997 would have been $18.6 million, or $0.88 per diluted share, compared with $12.6 million, or $0.63 per diluted share in fiscal 1996.

QUARTERLY DATA

The following tables set forth the unaudited quarterly results of operations for fiscal 1997 and fiscal 1998. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. The Company expects quarterly results of operations to fluctuate depending on the timing and amount of revenue contributed by new stores.

The Company believes that its business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.

                                           Fiscal Quarter Ended
                                ------------------------------------------
                                 May 3,     Aug. 2,    Nov. 1,   Jan. 31,
Fiscal 1997                       1997       1997       1997       1998
-----------                     ---------  ---------  ---------  ---------
Net sales                       $ 170,909  $ 175,460  $ 191,775  $ 211,645
Gross profit                       41,401     45,089     50,221     59,512
Operating income (loss)             2,704     (2,884)   (24,989)     9,032
Net earnings (loss)                 1,297     (2,811)   (17,013)     5,346
Net earnings (loss) per share,
  basic and diluted             $    0.06  $   (0.14) $   (0.81) $    0.25

Stores open at end of period          420        427        451        457
Aggregate gross square footage  4,564,145  4,759,811  5,132,350  5,299,535
Percentage increase in
  comparable store net sales         14.0%      12.4%      10.2%      10.2%

                                          Fiscal Quarter Ended
                                ------------------------------------------
                                 May 2,     Aug. 1,   Oct. 31,   Jan. 30,
Fiscal 1998                       1998       1998       1998       1999
-----------                     ---------  ---------  ---------  ---------
Net sales                       $ 196,296  $ 197,318  $ 204,785  $ 241,223
Gross profit                       46,676     48,343     51,955     67,830
Operating income (loss)              (338)   (10,130)      (819)    15,190
Net earnings (loss)                (1,068)    (7,261)    (1,849)     7,801
Net earnings (loss) per share,
  basic and diluted             $   (0.05) $   (0.34) $   (0.09) $    0.37

Stores open at end of period          458        461        467        476
Aggregate gross square footage  5,328,996  5,420,586  5,602,596  5,637,708
Percentage increase in
  comparable store net sales          5.7%       5.4%      5.0%        8.7%

YEAR 2000 ISSUES

In 1997, the Company implemented a comprehensive risk-based program to assure that both its information technology ("IT") and non-IT systems are Year 2000 compliant. The Company's compliance program includes various initiatives, including conducting an inventory and identification of all Year 2000-sensitive components of the Company's IT and non-IT systems (including hardware, software, security, and telecommunications), requesting compliance status statements from the Company's business partners, suppliers and vendors, and testing of new and existing systems. The inventory and identification of Year 2000 IT and non-IT issues is now largely complete. Many Year 2000 IT issues have been resolved through hardware and software updates and upgrades undertaken for other reasons. As part of the Company's ongoing IT upgrade plans, in fiscal 1998 the Company completed the conversion of its store point-of-sale systems to a Year 2000 compliant version at a cost of approximately $20 million, which has been capitalized and will be depreciated over the components' estimated useful lives. This conversion, although not undertaken specifically for Year 2000 purposes, was accelerated in order to achieve Year 2000 compliance in this critical area. With respect to non-IT systems, the Company has nearly completed the inventory and assessment of its embedded systems contained in the corporate offices, distribution centers and store locations. This assessment is focusing principally on the Company's telecommunications system hardware and software and security systems. The amount of other expenditures for updates and upgrades that relate specifically to Year 2000 compliance is not separable from the total, but is not believed to be a material amount. The remaining Year 2000 compliance activities are expected to be substantially completed by mid-1999.

For certain of the Company's key suppliers, such as pet food suppliers, the disruption of product deliveries would have a material adverse impact on the Company's results of operations. The Company is actively extending its relationships with these suppliers to include joint Year 2000 risk assessments, remedial actions, and contingency plans in the event of non-compliance. Contingency plans, which are expected to be substantially completed by mid-1999, may include backup manual ordering procedures and inventory buildup by the Company prior to December 31, 1999. Any additional inventory buildup by the Company would generate unfavorable cash flows and inventory valuation exposures of uncertain amount and duration.

The Company does not expect the cost of its Year 2000 compliance program to be material to its business, results of operations, or financial condition. There can be no assurance, however, that the Company's assessment of the impact of Year 2000 is complete and that further analysis and study, as well as the testing and implementation of planned solutions, will not reveal the need for additional remedial work. The Company is potentially vulnerable to mistakes made by key suppliers of products and services in their advice to the Company with respect to their Year 2000 readiness. The Company is also potentially vulnerable to operational difficulties in the Company's corporate offices, distribution centers or store locations, including the risk of power and water outages and the potential failure of credit card and check authorization systems. The financial magnitude of these risks cannot currently be estimated.

The foregoing statements as to the Company's Year 2000 efforts are forward looking and, along with all other forward-looking statements herein, are made in reliance on the safe harbor provisions discussed under the caption "Certain Cautionary Statements" in Item 1, above.

NEW ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"(the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Statement is effective for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At January 30, 1999, total assets were $387.1 million, $137.5 million of which were current assets. Net cash provided by (used in) operating activities was $(0.6) million, $14.5 million, and $27.9 million for fiscal 1996, 1997 and 1998, respectively. The Company's sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities primarily to acquire stores, purchase fixed assets for new and converted stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During fiscal 1998 the Company invested $4.9 million in a limited partnership that operates retail pet food and supply stores in Canada and made loans of $6.5 million to a limited partner in the limited partnership. Cash used in investing activities was $51.6 million, $69.5 million and $62.3 million for fiscal 1996, 1997 and 1998, respectively.

The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. Purchases of $8.0 million, $1.3 million and $20.3 million of fixed assets were financed in this manner during fiscal 1996, 1997 and 1998, respectively. The Company believes additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

During fiscal 1996, the Company completed two acquisitions of retailers of pet food and supplies in purchase transactions. The aggregate fair value of assets acquired was $14.4 million and assumed liabilities were $1.4 million with $13.0 million of net cash invested in the acquisition of these businesses, of which $6.0 million was expended in fiscal 1997.

During fiscal 1998, the Company completed two acquisitions of retailers of pet food and supplies in purchase transactions. The aggregate fair value of assets acquired and the net cash invested in the acquisition of these businesses was $1.8 million.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores and conversion of existing stores into superstores. Cash flows provided by financing activities were $79.4 million, $13.5 million and $33.3 million in fiscal 1996, 1997 and 1998, respectively. In fiscal 1996, 1997, and 1998, net proceeds of $79.4 million, $2.4 million, and $0.1 million, respectively, were generated from sales of common stock. Remaining cash flows provided by financing activities were borrowings under long-term debt agreements, net of repayment of long-term debt agreements and other obligations. Cash flows from financing activities were used to finance the acquisition of related businesses and fund the Company's expansion program and working capital requirements.

The Company has a credit facility with a syndicate of banks with a commitment of up to $110.0 million that expires January 30, 2003. The credit facility provides for $80.0 million in revolving loans and a $30.0 million term loan. Borrowings under the credit facility are unsecured and bear interest, at the Company's option, at the agent bank's corporate base rate or LIBOR plus 0.50% to 1.50%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth. As of January 30, 1999, the Company had $36.8 million of revolving loans available under the credit facility.

As of January 30, 1999, the Company had available net operating loss carryforwards of $71.2 million for federal income tax purposes, which begin expiring in 2004, and $35.5 million for state income tax purposes, which begin expiring in 1999.

The Company anticipates that funds generated by operations, funds available under the credit facility and currently available vendor financing and capital lease and other obligation financing will be sufficient to finance its continued operations and planned store openings at least through fiscal 1999.

INFLATION

Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net sales or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in short-term interest rates as the Company's unsecured credit facility utilizes a portfolio of short-term LIBOR contracts. LIBOR contracts are fixed rate instruments for a period of between one and six months, at the Company's discretion. The Company's portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect the Company's overall borrowing rate when contracts are renewed. The lengths of contracts within the portfolio are adjusted to balance the Company's working capital requirements, fixed asset purchases and general corporate purposes. The Company continuously evaluates the portfolio with respect to total debt, including an assessment of the current and future economic environment.

As of January 30, 1999, the Company had $69.9 million in debt under the credit facility. The average debt outstanding for the fiscal year was $60.4 million. Based on this average debt level, a hypothetical 10% adverse change in LIBOR rates would increase net interest expense by approximately $0.3 million on an annual basis, and likewise would decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes in interest rates or debt availability.

The Company did not have any material foreign exchange or other significant market risk or any derivative financial instruments at January 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning the executive officers of the Company which is set forth in Item 4.1 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements
                                                                       Page
                                                                       ----
     Independent Auditors' Reports                                      23
     Consolidated Balance Sheets                                        25
     Consolidated Statements of Operations                              26
     Consolidated Statements of Stockholders' Equity                    27
     Consolidated Statements of Cash Flows                              28
     Notes to Consolidated Financial Statements                         29

(b) Reports on Form 8-K

None

(c) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Petco Animal Supplies, Inc.:

We have audited the accompanying consolidated balance sheets of Petco Animal Supplies, Inc. and subsidiaries as of January 31, 1998 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of PetCare Plus, Inc., which statements reflect total revenues constituting 17 percent for the year ended January 25, 1997, of the related consolidated total. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PetCare Plus, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petco Animal Supplies, Inc. and subsidiaries as of January 31, 1998 and January 30, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 1999, in conformity with generally accepted accounting principles.


                                  KPMG LLP

San Diego, California
March 17, 1999

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




Chicago, Illinois				             PricewaterhouseCoopers LLP
April 16, 1997, except as to the
	information presented in Note 4,
	for which the date is June 10, 1997

                        PETCO ANIMAL SUPPLIES, INC.

                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)


                                  ASSETS

                                                  January 31,  January 30,
                                                     1998          1999
                                                  -----------  -----------
Current assets:
  Cash and cash equivalents                         $   3,354    $   2,324
  Receivables                                          10,879        7,638
  Inventories                                          96,873      104,789
  Deferred tax assets (note 6)                          8,354       16,769
  Other                                                 4,942        5,993
                                                  -----------  -----------
    Total current assets                              124,402      137,513

Fixed assets (note 4):
  Equipment                                            51,525       76,992
  Furniture and fixtures                               50,575       58,963
  Leasehold improvements                              100,151      123,761
                                                  -----------  -----------
                                                      202,251      259,716
  Less accumulated depreciation and amortization      (54,822)     (72,206)
                                                  -----------  -----------
                                                      147,429      187,510

Goodwill                                               39,348       37,804
Deferred tax assets (note 6)                           17,885        9,681
Other assets                                            6,131       14,627
                                                    $ 335,195    $ 387,135

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  51,794    $  51,099
  Accrued expenses                                     21,558       23,783
  Accrued salaries and employee benefits                9,242        9,792
  Current portion of long-term debt (note 3)            3,375        4,500
  Current portion of capital lease and other
    obligations (note 4)                                5,073        9,023
                                                  -----------  -----------
    Total current liabilities                          91,042       98,197

Long-term debt, excluding current portion (note 3)     26,625       65,375
Capital lease and other obligations, excluding current
  portion (note 4)                                     11,369       20,982
Accrued store closing costs                            11,189        7,005
Deferred rent                                           8,913       11,735

Stockholders' equity (note 5):
  Common stock, $.0001 par value, 100,000 shares
    authorized, 21,060 and 21,074 shares issued
    and outstanding, respectively                           2            2
  Additional paid-in capital                          270,755      270,916
  Accumulated deficit                                 (84,700)     (87,077)
                                                  -----------  -----------
    Total stockholders' equity                        186,057      183,841
Commitments and contingencies (notes 4, 5, and 8)
                                                  -----------  -----------
                                                    $ 335,195    $ 387,135
                                                  ===========  ===========

        See accompanying notes to consolidated financial statements.

                        PETCO ANIMAL SUPPLIES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)


                                                   Years Ended
                                        -----------------------------------
                                        February 1, January 31, January 30,
                                           1997        1998        1999
                                        ----------  ----------  -----------

Net sales                               $  600,637  $  749,789  $  839,622

Cost of sales and occupancy costs          446,315     553,566     624,818
                                        ----------  ----------  ----------

      Gross profit                         154,322     196,223     214,804

Selling, general and
  administrative expenses                  132,745     173,667     187,938

Merger and business
  integration costs (note 2)                37,208      38,693      22,963
                                        ----------  ----------  ----------

      Operating income (loss)              (15,631)    (16,137)      3,903

Interest income                             (2,179)       (588)       (176)

Interest expense                             2,779       3,118       6,894
                                        ----------  ----------  ----------

      Earnings (loss) before income taxes  (16,231)    (18,667)     (2,815)

Income tax benefit (note 6)                 (4,075)     (5,486)       (438)
                                        ----------  ----------  ----------

      Net earnings (loss)               $  (12,156) $  (13,181) $   (2,377)
                                        ==========  ==========  ==========

Net earnings (loss) per common share,
   basic and diluted                    $    (0.63) $    (0.64) $    (0.11)
                                        ==========  ==========  ==========

Basic and diluted weighted
   average common shares                    19,426      20,646      21,073



        See accompanying notes to consolidated financial statements.

                        PETCO ANIMAL SUPPLIES, INC.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (in thousands)




                         Common Stock  Additional                Total
                       ---------------   Paid-in  Accumulated Stockholders'
                       Shares   Amount   Capital    Deficit      Equity
                       --------------- ---------- ----------- -------------
Balances at
 February 3, 1996      17,186   $    1  $186,587    $(56,549)   $130,039

Sale of common stock    2,897        1    78,698          --      78,699

Cash in lieu of
 fractional shares         --       --        (5)         --          (5)

Exercise of options        69       --       670          --         670

Issuance of stock
 for services               1       --        21          --          21

Distributions to
 shareholders (note 2)     --       --        --        (769)       (769)

Net loss                   --       --        --     (12,156)    (12,156)
                       ------   ------  --------    --------    --------

Balances at
 February 1, 1997      20,153   $    2  $265,971    $(69,474)   $196,499

Beginning balance of
 immaterial poolings
 of interests (note 2)    613       --     2,311      (2,045)        266

Exercise of options       293       --     2,449          --       2,449

Issuance of stock
 for services               1       --        24          --          24

Net loss                   --       --        --     (13,181)    (13,181)
                       ------   ------  --------    --------    --------

Balances at
 January 31, 1998      21,060   $    2  $270,755    $(84,700)   $186,057

Exercise of options        13       --       143          --         143

Issuance of stock
 for services               1       --        18          --          18

Net loss                   --       --        --     ( 2,377)    ( 2,377)
                       ------   ------  --------    --------    --------

Balances at
 January 30, 1999      21,074   $    2  $270,916    $(87,077)   $183,841
                       ======   ======  ========    ========    ========


       See accompanying notes to consolidated financial statements.

                        PETCO ANIMAL SUPPLIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)


                                                               Years Ended
                                                -----------------------------------------
                                                February 1,    January 31,    January 30,
                                                   1997           1998          1999
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                         $(12,156)      $(13,181)      $ (2,377)
  Depreciation and amortization                      18,089         24,289         30,382
  Provision for deferred taxes                       (5,204)        (5,391)          (211)
  Loss on retirement of fixed assets                  4,712          5,908          1,743
  Issuance of stock for services                         21             24             18
  Changes in assets and liabilities, net of effects
    of purchase acquisitions:
    Receivables                                      (2,348)        (2,845)         3,241
    Inventories                                     (15,342)        (7,992)        (7,916)
    Other assets                                     (2,765)        (3,378)          (767)
    Accounts payable                                  3,112         12,667           (695)
    Accrued expenses                                  2,592            567          2,225
    Accrued salaries and employee benefits            3,238            145            550
    Accrued store closing costs                       3,887          2,489         (1,069)
    Deferred rent                                     1,540          1,170          2,822
                                                   --------       --------       --------
      Net cash provided by (used in) operating
        activities                                     (624)        14,472         27,946
                                                   --------       --------       --------

Cash flows from investing activities:
  Additions to fixed assets                         (46,246)       (59,633)       (51,689)
  Investment in limited partnership                      --             --         (4,879)
  Net cash invested in acquisitions of businesses    (7,021)        (6,028)        (1,813)
  Loan to affiliate                                      --             --         (6,545)
  Change in other assets                                 --         (3,869)         2,622
  Proceeds from sale of fixed assets                  1,626             --             --
                                                   --------       --------       --------
      Net cash used in investing activities         (51,641)       (69,530)       (62,304)
                                                   --------       --------       --------

Cash flows from financing activities:
  Borrowings under long-term debt agreements          5,450         28,591         43,250
  Repayment of long-term debt agreements                 --        (10,335)        (3,375)
  Repayment of capital lease and other obligations   (4,626)        (7,221)        (6,690)
  Proceeds from the issuance of common stock         79,363          2,449            143
  Distributions to shareholders                        (769)            --             --
                                                   --------       --------       --------
      Net cash provided by financing activities      79,418         13,484         33,328
                                                   --------       --------       --------
Net increase (decrease) in cash and cash equivalents 27,153        (41,574)        (1,030)
Cash and cash equivalents at beginning of year       17,185         44,338          3,354
Beginning cash and cash equivalents of immaterial
  poolings of interests                                  --            590             --
                                                   --------       --------       --------
Cash and cash equivalents at end of year           $ 44,338       $  3,354       $  2,324
                                                   ========       ========       ========
Supplemental cash flow disclosures:
  Interest paid on debt                            $  2,792       $  3,105       $  6,662
  Income taxes paid                                $  1,854       $    920       $    141
Supplemental disclosure of noncash financing
  activities:
  Additions to capital leases                      $  8,015       $  1,268       $ 20,253


       See accompanying notes to consolidated financial statements.

                        PETCO ANIMAL SUPPLIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  DESCRIPTION OF BUSINESS:

     PETCO Animal Supplies, Inc., (the Company or PETCO) a Delaware corporation, is a national specialty retailer of premium pet food and supplies with stores in 37 states and the District of Columbia.

(b)  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)  FISCAL YEAR:

     The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All fiscal years presented herein consisted of 52 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

(d)  CASH EQUIVALENTS:

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

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

(h)  GOODWILL:

     Goodwill represents the excess of the cost over the fair value of net assets acquired by the Company. Goodwill is amortized using the straight-line method over fifteen years. The Company continually reviews goodwill to assess recoverability from future undiscounted cash flows. Accumulated amortization at January 31, 1998 and January 30, 1999 was $6,483 and $9,569, respectively.

(i)  OTHER ASSETS:

     During 1998, the Company acquired a 47% limited partner interest in a limited partnership (the "LP") which operates retail pet food and supply stores in Canada. Pursuant to the terms of an option agreement, the Company may increase its interest in the LP. The Company accounts for its investment in the LP using the equity method and records its proportionate share of earnings or loss according to the partnership agreement. The Company did not record any earnings or loss for the year ended January 30, 1999. The Company's investment in the LP at January 30, 1999 was $5,862 and is included in other assets on the accompanying consolidated balance sheet.

     During 1998, the Company made a secured loan to another limited partner in the LP. The loan bears interest at 7.5% and matures on October 1, 2003. The loan balance at January 30, 1999 was $6,545 and is included in other assets on the accompanying balance sheet.

     The remainder of other assets consists primarily of lease deposits, non-compete agreements, debt issuance costs and prepaid expenses. Non-compete agreements are amortized using the straight-line method over the periods of the agreements, generally five to seven years. Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt, generally five years. Accumulated amortization for intangible other assets at January 31, 1998 and January 30, 1999 was $177 and $802, respectively.

(j)  STORE CLOSING COSTS:

     Management continually reviews the ability of stores to provide positive contributions to the Company's results. Costs associated with closing stores, consisting primarily of lease obligations, are charged to operations upon the decision to close a store.

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

(l)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Because of their short maturities, the carrying amounts for cash and cash equivalents, receivables, accounts payable, accrued expenses, and accrued salaries and employee benefits approximate fair value. The carrying amounts for long-term debt, other obligations and loan to affiliate approximate fair value as the interest rates are substantially similar to rates which could be obtained currently for similar instruments.

(m)  IMPAIRMENT OF LONG-LIVED ASSETS:

     The Company periodically assesses the impairment of long-lived assets based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent carrying value exceeds the fair value of the asset. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles and property and equipment.

(n)  STOCK OPTIONS:

     The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price. In 1996, the Company elected to adopt the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

(o)  EARNINGS (LOSS) PER SHARE:

     The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options.

     Dilutive effect of stock options of 561, 581 and 84 shares were not included in computing diluted loss per share for fiscal years 1996, 1997 and 1998, respectively, because the effect would have been antidilutive.

(p)  COMPREHENSIVE INCOME:

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that certain items of comprehensive income other than net earnings or loss be reported in the financial statements. For the three years ended January 30, 1999, the Company's comprehensive income (loss) equaled net loss.

(q)  SEGMENT REPORTING:

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's stores are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the stores and the common nature of the products, customers and methods of distribution.

(r)  RECLASSIFICATIONS:

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

The Company acquired all of the outstanding equity securities of a retailer with eighty-two pet food and supply stores operated under the tradename PetCare ("PetCare") in November 1997, in exchange for 1,543 shares of common stock. This transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for the periods presented have previously been restated to include the accounts of PetCare.

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

During fiscal 1998, the Company completed two acquisitions fo retailers of pet food and supplies in transactions accounted for as purchases. The aggregate fair value of assets acquired and the net cash invested in these businesses was $1,813. The excess of the aggregate cost over the fair value of net assets acquired was $1,539, which was recorded as goodwill and is being amortized over fifteen years.

The consolidated financial statements include the operating results from the closing date for each respective purchase acquisition. The purchase acquisitions during fiscal years 1996 and 1998 did not materially affect results of operations and accordingly, pro-forma results are not presented.

In fiscal 1996, merger and business integration costs of $37,208 were recorded in connection with acquisition activities. These costs consisted of $7,182 of transaction costs, $22,224 of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $3,835 of reformatting, facility conversion and other integration costs and $3,967 of severance and other costs.

In fiscal 1997, merger and business integration costs of $38,693 were recorded in connection with acquisition activities. These costs consisted of $4,470 of transaction costs, $17,790 of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $12,216 of reformatting, facility conversion and other integration costs and $4,217 of severance and other costs.

In fiscal 1998, merger and business integration costs of $22,963 were recorded related to fiscal 1997 acquisition activity. These costs consisted of $522 of transaction costs, $1,995 of costs attributable to lease cancellations and closure of duplicate or inadequate facilities and activities, $19,088 of reformatting, facility conversion and other integration costs and $1,358 of severance and other costs.

Distributions to shareholders reflected in the accompanying Consolidated Statement of Stockholders' Equity reflect activities of the pooled companies.

3.  LONG-TERM DEBT

On January 30, 1998, the Company agreed to a five year credit facility with a syndicate of banks which provides for borrowings up to $110,000. The credit facility provides $80,000 in revolving loans and $30,000 for a term loan. Borrowings under the credit facility are unsecured and bear interest, at the Company's option, at the agent bank's corporate base rate or LIBOR plus 0.50% to 1.50% based on the Company's leverage ratio at the time. The effective interest rate of these borrowings at January 30, 1999 was 6.57% to 6.75%. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth.

Long-term debt consists of:
                                       January 31,  January 30,
                                           1998         1999
                                        ----------   ----------
 Revolving loans                          $    --      $43,250
 Term loan                                 30,000       26,625
                                          -------      -------
                                           30,000       69,875
 Less current portion                       3,375        4,500
                                          -------      -------
                                          $26,625      $65,375
                                        =========    =========

Annual maturities of long-term debt for the next four fiscal years are as follows: $4,500, $7,125, $7,500 and $7,500.

4.  LEASE COMMITMENTS AND OTHER OBLIGATIONS

The Company finances certain fixed assets under capital leases. There are approximately $22,500 and $42,753 in fixed assets financed through capital leases at January 31, 1998 and January 30, 1999, respectively. Accumulated amortization related to these financed assets was approximately $7,500 and $16,389 at January 31, 1998 and January 30, 1999, respectively.

The Company leases warehouse and store facilities and equipment under operating leases. These operating leases generally have terms from three to ten years. Certain stores leases include additional contingent rental payments ranging from 2% to 6% of store revenues above defined levels. Contingent rentals during fiscal years 1996, 1997, and 1998 were $24, $33 and $44, respectively.

At January 30, 1999, the present value of future minimum payments for capital lease and other obligations, and minimum lease payments under noncancelable operating leases were as follows:

                                               Capital Leases
                                                  and Other      Operating
      Years                                      Obligations       Leases
      -----                                    --------------    ---------
      1999                                         $11,073       $ 86,198
      2000                                           9,097         83,935
      2001                                           7,386         79,144
      2002                                           4,913         70,043
      2003                                             314         64,347
      Thereafter                                     2,315        282,977
                                                   -------       --------

      Total minimum payments                        35,098       $666,644
                                                                 ========
      Less amount representing interest              5,093
                                                   -------
      Present value of net minimum capital
         lease and other obligations payments       30,005

      Less current portion of capital lease
         and other obligations                       9,023
                                                   -------
      Capital lease and other obligations          $20,982
                                                   =======

Rent expense under operating leases for fiscal years 1996, 1997, and 1998 was approximately $55,023, $70,506, and $79,672, respectively.

5.  EQUITY

(a)  COMMON STOCK:

     All references to common share information in the accompanying consolidated financial statements and notes reflect recognition of an April 15, 1996, three for two stock split. In June 1996, the Company's stockholders approved an increase in the number of authorized shares to 100,000.

     In 1996, the Company sold 2,897 common shares for net proceeds to the Company of $78,699.

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

Information regarding the stock option plans follows:

                                      1994 Company Plan                       1993 Company Plan
                            -------------------------------------   -------------------------------------
                                                         Weighted                                Weighted
                                                          Average                                 Average
                                        Option Price     Exercise               Option Price     Exercise
                            Shares        Per Share        Price    Shares        Per Share        Price
                            ------      ------------     --------   ------      ------------     --------
Outstanding at
  February 3, 1996             690     $10.33-$18.33      $ 12.58      209     $ 8.05-$42.27      $ 19.73
Granted                        333     $       23.17      $ 23.17       41     $18.40-$23.58      $ 18.51
Exercised                      (50)    $       10.33      $ 10.33       --     $16.68-$19.12      $ 17.50
Cancelled                      (47)    $10.33-$23.17      $ 20.52      (41)    $ 8.05-$23.58      $ 19.13
                             -----                                   -----
Outstanding at
  February 1, 1997             926     $10.33-$23.17      $ 14.77      209     $14.95-$42.27      $ 19.52
Granted                        645     $22.50-$30.31      $ 23.17       --                --      $    --
Exercised                     (164)    $       10.33      $ 10.33      (75)    $15.24-$27.21      $ 20.11
Cancelled                      (85)    $10.33-$23.17      $ 20.52      (13)    $14.95-$42.27      $ 23.71
                             -----                                   -----
Outstanding at
   January 31, 1998          1,322     $10.33-$30.31      $ 18.89      121     $14.95-$27.73      $ 18.74
Granted                        715     $17.44-$18.44      $ 17.47       --                --      $    --
Exercised                       (4)    $10.33-$12.33      $ 12.23       (1)    $18.40-$20.70      $ 18.67
Cancelled                     (170)    $10.33-$23.17      $ 19.74       (4)    $14.95-$24.73      $ 20.53
                             -----                                   -----
Outstanding at
   January 30, 1999          1,863     $10.33-$30.31      $ 18.28      116     $14.95-$27.73      $ 18.67
                             =====                                   =====
Exercisable at
  February 1, 1997             383     $       10.33      $ 10.33      182     $14.95-$42.27      $ 19.40
Exercisable at
  January 31, 1998             372     $10.33-$30.25      $ 12.55      111     $14.95-$27.73      $ 18.63
Exercisable at
  January 30, 1999             512     $10.33-$30.31      $ 12.88      112     $14.95-$27.73      $ 18.65

Available for grant at
  January 30, 1999             871                                      --

                                       Directors' Plan                       1989 Company Plan
                            ------------------------------------   ------------------------------------
                                                        Weighted                               Weighted
                                                         Average                                Average
                                       Option Price     Exercise              Option Price     Exercise
                            Shares       Per Share        Price    Shares       Per Share        Price
                            ------     ------------     --------   ------     ------------     --------
Outstanding at
  February 3, 1996              11    $10.33-$12.33      $ 11.47      183    $ 7.70-$11.54      $  9.34
Granted                          3    $       31.67      $ 31.67        5    $       11.54      $ 11.54
Exercised                       --    $          --      $    --       --    $          --      $    --
Cancelled                       --    $          --      $    --       --    $          --      $    --
                             -----                                  -----
Outstanding at
  February 1, 1997              14    $10.33-$31.67      $ 15.96      188    $ 7.70-$11.54      $  9.40
Granted                         12    $21.38-$22.50      $ 21.67       --    $       11.54      $ 11.54
Exercised                       --    $          --      $    --     (134)   $ 7.70-$11.54      $  9.61
Cancelled                       --    $          --      $    --       --    $          --      $    --
                             -----                                  -----
Outstanding at
  January 31, 1998              26    $10.33-$31.67      $ 18.64       54    $ 7.70-$11.54      $  8.89
Granted                         35    $ 4.78-$17.44      $  8.60       --    $          --      $    --
Exercised                       --    $          --      $    --      (13)   $       11.54      $ 11.54
Cancelled                       --    $          --      $    --       (2)   $       11.54      $ 11.54
                             -----                                  -----
Outstanding at
  January 30, 1999              61    $ 4.78-$31.67      $ 13.02       39    $ 7.70-$11.54      $  7.87
                             =====                                  =====
Exercisable at
  February 1, 1997              14    $10.33-$31.67      $ 15.96      107    $ 7.70-$11.54      $  8.22
Exercisable at
  January 31, 1998              26    $10.33-$31.67      $ 18.64       54    $ 7.70-$11.54      $  8.89
Exercisable at
  January 30, 1999              61    $ 4.78-$31.67      $ 13.02       39    $ 7.70-$11.54      $  7.87

Available for grant at
  January 30, 1999              50                                     --

In March 1999, options for 637 shares were granted under the 1994 Company Plan which vest in March 2002 and are exercisable at $7.31 per share. In February and March 1999, options for 20 shares were granted under the Directors Plan that were immediately exercisable at a range of $6.22 to $7.31 per share.

(c)  ACCOUNTING FOR STOCK OPTIONS:

     The Company accounts for stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation expense was recognized. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by $2,340, or $0.12 per share, during 1996, the Company's net loss and loss per share would have been increased by $3,850, or $0.18 per share, during 1997, and the Company's net loss and loss per share would have been increased by $3,749, or $0.18 per share, during 1998. The pro forma change in net earnings (loss) reflects only options granted since 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma change in net earnings (loss) amounts presented above because compensation cost is reflected over the options vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. The weighted average fair value of the options granted during 1996, 1997 and 1998 were estimated as $12.01, $11.65 and $9.46 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 52.7%, 47.5% and 59.0%, risk-free interest rate of 6.5%, 6.0% and 5.0% for 1996, 1997 and 1998, respectively, and an expected life of five years for all grants.

     The following table summarizes information about the options outstanding under all stock option plans at January 30, 1999:

                    Options Outstanding               Options Exercisable
             ---------------------------------      -----------------------
                         Weighted
                          Average     Weighted                    Weighted
   Range of              Remaining     Average                     Average
   Exercise  Number     Contractual   Exercise       Number       Exercise
    Prices Outstanding  Life (Years)   Price      Exercisable      Price
----------- ----------  ------------  --------    -----------     ---------
$ 4.78-$12.33    522       5.57       $ 10.46           521       $ 10.46
$14.95-$17.44    639       9.00       $ 17.41            19       $ 16.50
$17.54-$21.38    127       4.12       $ 18.63           110       $ 18.65
$22.50-$31.67    791       7.78       $ 23.22            74       $ 26.72
             ---------                            -----------
               2,079       7.38       $ 17.95           724       $ 13.51
             =========                            ===========

(d) STOCKHOLDER RIGHTS AGREEMENT:

On September 10, 1998, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, which Rights expire on September 22, 2008. Each Right entitles a stockholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, at the price of $75.00 per one one-hundredth of a preferred share, subject to adjustment, or, under certain circumstances, shares of common stock of the Company or a successor company which at the time of such transaction would have a market value equal to two times the exercise price of the Right. The Rights would become exercisable for all other persons only if a person acquires or announces a tender offer to acquire beneficial ownership of 15% or more of the Company's common stock. Each share of Series A Junior Participating Preferred Stock will be entitled to certain minimum dividends and an aggregate dividend of 100 times the dividend declared per common share, if any. The Rights have no voting privileges and the Board of Directors may terminate the Stockholder Rights Agreement at any time or redeem outstanding Rights at a price of $0.01 per Right at any time prior to a person acquiring beneficial ownership of 15% or more of the Company's outstanding common stock.

6.  INCOME TAXES

Income taxes (benefit) consists of the following:

                                            Years Ended
                               ---------------------------------------
                               February 1,   January 31,   January 30,
                                  1997          1998          1999
                               -----------   -----------   -----------
   Current:
      Federal                  $    958      $    416       $     64
      State                         171          (370)          (423)
      Foreign                        --            --            132
                               --------      --------       --------
                                  1,129            46           (227)
                               --------      --------       --------
   Deferred:
      Federal                    (5,186)       (4,290)          (876)
      State                         (18)       (1,242)           665
      Foreign                        --            --             --
                               --------      --------       --------
                                 (5,204)       (5,532)          (211)
                               --------      --------       --------
   Income taxes (benefit)      $ (4,075)     $ (5,486)      $   (438)
                               ========      ========       ========

A reconciliation of income taxes at the federal statutory rate of 34% with the provision for income taxes (benefit) follows:

                                            Years Ended
                               ---------------------------------------
                               February 1,   January 31,   January 30,
                                  1997          1998          1999
                               -----------   -----------   -----------
   Income taxes at federal
      statutory rate           $ (5,518)     $ (6,347)     $   (957)
   Non-deductible expenses        1,323         1,489           286
   State taxes, net of federal
      tax benefit                   101        (1,064)          160
   Foreign taxes, net of federal
      tax benefit                    --            --            87
   Other                             19           436           (14)
                               --------      --------      --------
                               $ (4,075)     $ (5,486)     $   (438)
                               ========      ========      ========

The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

                                            Years Ended
                               ---------------------------------------
                               February 1,   January 31,   January 30,
                                  1997          1998          1999
                               -----------   -----------   -----------
   Inventory                   $ (2,891)      $ (1,216)     $  2,693
   Deferred rent                 (1,072)          (588)         (779)
   Depreciation                   1,424          1,611         4,220
   Accrued fringes                  (96)          (699)          204
   Intangibles                     (178)         1,771           686
   Store closing costs           (1,833)        (1,941)        1,840
   Fixed assets                  (1,318)         1,128         1,571
   Other assets                      --         (2,358)        1,450
   Benefit of net operating
      loss carryforwards            943         (3,929)      (12,482)
   Other                           (183)           689           386
                               --------       --------      --------
                               $ (5,204)      $ (5,532)     $   (211)
                               ========       ========      ========

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets follow:

                                                      Years Ended
                                               --------------------------
                                               January 31,    January 30,
                                                  1998           1999
                                               -----------    -----------
 Deferred tax assets:
  Inventory                                      $ 6,249        $ 3,556
  Deferred rent                                    3,412          4,191
  Accrued fringes                                  2,105          1,901
  Store closing costs                              5,496          3,656
  Fixed assets                                     1,600             29
  Other assets                                     2,358            908
  Net operating loss carryforwards                14,622         27,104
                                                 -------        -------
    Total deferred tax assets                     35,842         41,345
  Valuation allowance                             (4,900)        (4,900)
                                                 -------        -------
    Net deferred tax assets                       30,942         36,445
                                                 -------        -------
Deferred tax liabilities:
  Depreciation                                    (3,166)        (7,386)
  Intangibles                                     (1,218)        (1,904)
  Other                                             (319)          (705)
                                                 -------        -------
    Total deferred tax liabilities                (4,703)        (9,995)
                                                 -------        -------
Net deferred tax assets                          $26,239        $26,450
                                                 =======        =======

The valuation allowance of $4,900 at January 31, 1998 and January 30, 1999 relates to net operating loss carryforwards of PetCare. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

At January 30, 1999, the Company has available net loss carryforwards of $71,155 for federal income tax purposes, which begin expiring in 2004, and $35,513 for state income tax purposes, which begin expiring in 1999.

7.  EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan which permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Effective April 1, 1997, the Company adopted a matching provision for 50% of the first 3% of compensation that is contributed by each participating employee. Effective July 1, 1998, the Company adopted a matching provision for 50% of the first 6% of compensation that is contributed by each participating employee. In connection with the required match, the Company's contribution to the plan was $58 in 1996, $199 in 1997 and $532 in 1998.

8. COMMITMENTS AND CONTINGENCIES

The Company and certain of its officers have been named as defendants in several virtually identical class action lawsuits filed in the United States District Court for the Southern District of California between August and November, 1998. These cases have recently been consolidated and will be administered as one case. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and July 10, 1998. The complaints allege that the defendants violated various federal securities laws through material misrepresentations and omissions during the class period, and seek unspecified monetary damages. These matters have been tendered to the Company's insurance carrier. While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company and its officers intend to defend themselves vigorously.

                               EXHIBIT INDEX




Number                            Document
------ -------------------------------------------------------
2.1    Agreement and Plan of Merger, dated as of October 3,
       1996, by and among Petco, PASI Acquisition Corp. and
       Pet Food Warehouse, Inc. (1)
3.1 Amended and Restated Certificate of Incorporation, as amended. (1)
3.2    Amended and Restated By-Laws. (2)
4.1    Form of Common Stock Certificate. (2)
4.2    Stockholder Rights Agreement. (3)
10.1 Credit Agreement, dated January 30, 1998 between the Company and Union Bank, as Syndicating Agent. (4)
10.2 First Amendment to Credit Agreement, dated February 26, 1998, between the Company and Union Bank.(5)
10.3 Second Amendment to Credit Agreement, dated October 30, 1998, between the Company and Union Bank.(5)
10.4   Third Amendment to Credit Agreement, dated March 31,
       1999, between the Company and Union Bank.(5)
10.5 Term loan Agreement, dated January 29, 1996, between the Company and Union Bank. (6)
10.6 First Amendment to Term loan Agreement, dated April 24, 1997, between the Company and Union Bank.(7)
10.7 Distribution Center Lease, dated March 24, 1994, between the Company and The Principal Mutual Life Insurance
       Company for 10401 Seventh Street, Rancho Cucamonga,
       California. (8)
10.8 Distribution Center Lease, dated July 1, 1997 between the Company and Knickerbocker Industrial Properties East
       LP for 152 Dayton Jamesburg Road, South Brunswick, New
       Jersey. (4)
10.9 Distribution Center Lease, dated February 20, 1998 between the Company and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard,
       Joliet, Illinois. (4)
10.10  Distribution Center Lease, dated November 24, 1997
       between the Company and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California. (4)
10.11  Master Equipment Lease Agreement, dated October 19,
       1992, between the Company and Sanwa Business Credit
       Corporation. (2)
10.12  Master Equipment Lease Agreement, dated September 21,
       1994, between the Company and General Electric Credit
       Corporation. (8)
10.13 Master Equipment Lease Agreement, dated March 10, 1995, between the Company and KeyCorp Leasing Ltd. (6)
10.14  Master Equipment Lease Agreement, dated November 15,
       1995, between the Company and Fleet Credit
       Corporation. (6)
10.15  Master Equipment Lease Agreement, dated September 15,
       1998, between the Company and IBM Leasing. (5)
10.16  Master Equipment Lease Agreement, dated January 25,
       1999, between the Company and Matrix funding. (5)
10.17 Master Lease Agreement, dated December 27, 1995, between the Company and Newcourt Financial USA, Inc. (6)
10.18 Master Lease Agreement, dated September 28, 1995, between the Company and USL Capital Corporation. (6)
10.19 Employment Letter Agreement, dated October 3, 1996, by and between Petco and Marvin W. Goldstein. (1)
10.20 Employment Agreement, dated March 17, 1996, between the Company and Brian K. Devine. (6)
10.21 Form of Indemnification Agreement between the Company and certain officers and directors. (2)
10.22  Form of Retention Agreement for executive officers. (4)
10.23  Form of Retention Agreement for non-executive officers. (4)
10.24  Petco Animal Supplies 401(k) Plan. (2)
10.25 The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of Petco Animal Supplies,
       Inc., as amended and restated on March 18, 1998. (5)
10.26  Petco Animal Supplies, Inc. Group Benefit Plan, dated
       July 29, 1991, as amended. (6)

10.27  Petco Animal Supplies, Inc. Directors' 1994 Stock Option
       Plan, as amended. (6)
10.28  Form of Petco Animal Supplies, Inc. Nonstatutory Stock
       Option Agreement. (2)
10.29  Form of Petco Animal Supplies, Inc. Incentive Stock Option
       Agreement.  (2)
10.30  Form of Petco Animal Supplies, Inc. Restricted Stock
       Agreement. (2)
10.31  Form of Petco Animal Supplies, Inc. Nonstatutory Stock
       Option Agreement (Directors' 1994 Stock Option Plan).  (2)
10.32  The Pet Food Warehouse, Inc. 1993 Stock Option Plan (9)
10.33  Pet Food Warehouse, Inc. Amendment to 1993 Stock Option
       Plan. (10)
10.34  The PetCare Plus, Inc. 1989 Stock Option Plan (the "1989
       Stock Option Plan"). (11)
10.35  Form of Incentive Stock Option Agreement under the 1989
       Stock Option Plan. (11)
10.36  Form of Nonqualified Stock Option Agreement under the 1989
       Stock Option Plan. (11)
21.1	 Subsidiaries of the registrant. (5)
23.1	 Consent of KPMG LLP. (5)
23.2	 Consent of PricewaterhouseCoopers LLP. (5)
27.1	 Financial Data Schedule. (5)
_____________
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 dated October 23, 1996, File No. 333-14699, including Amendment No. 1 thereto dated November 20, 1996.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated January 13, 1994, File No. 33-77094, including Amendment No. 1 thereto dated February 24, 1994 and Amendment No. 2 thereto dated March 11, 1994.
(3) Filed as an exhibit to the Company's Report on 8-K dated September 22, 1998, File No. 000-23574.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K dated April 30, 1998.
(5) Filed herewith.
(6) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated April 4, 1996, File No. 333-3156, including Amendment No. 1 thereto dated April 24, 1996.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K dated April 30, 1997.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated March 31, 1995, File No. 33-90804, including Amendment No. 1 thereto dated April 27, 1995.
(9) Filed as an exhibit to Pet Food Warehouse, Inc.'s Registration Statement on Form SB-2 dated July 6, 1993, File No. 33-65734C, including Amendment No. 1 thereto, dated effective August 13, 1993, Post-Effective Amendment No. 1 thereto, dated January 7, 1994, Post-Effective Amendment No. 2 thereto, dated February 1, 1994, and Post-Effective Amendment No. 3 thereto, dated February 10, 1994.
(10)Filed as an exhibit to the Company's Registration Statement on Form S-8 dated February 26, 1997, File No. 333-14699.
(11)Filed as an exhibit to the Company's Registration Statement on Form S-8 dated March 20, 1998, File No. 333-48311.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 1999.

                                  PETCO ANIMAL SUPPLIES, INC.


                                  By:        /s/BRIAN K. DEVINE
                                     ----------------------------------
                                     Brian K. Devine
                                     Chairman of the Board, President
                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                      Date
        ---------                     -----                      ----

/s/BRIAN K. DEVINE        Chairman of the Board, President   April 29, 1999
------------------------  and Chief Executive Officer
Brian K. Devine           (Principal Executive Officer)

/s/JAMES M. MYERS         Senior Vice President and          April 29, 1999
------------------------  Chief Financial Officer
James M. Myers            (Principal Financial and
                          Accounting Officer)

/s/ANDREW G. GALEF        Director                           April 29, 1999
------------------------
Andrew G. Galef


/s/RICHARD J. LYNCH       Director                           April 29, 1999
------------------------
Richard J. Lynch


/s/JAMES F. McCANN        Director                           April 29, 1999
------------------------
James F. McCann


/s/PETER M. STARRETT      Director                           April 29, 1999
------------------------
Peter M. Starrett