Form 10-Q
period 1999-05-01
PETCO ANIMAL SUPPLIES INC
filed 1999-06-14
CIK 888455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              --------------------

                                    FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 1999


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                                -----------------


                        Commission file number: 000-23574


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


Title                               Date                     Outstanding
-----                               ----                     -----------
Common Stock, $0.0001 Par Value     June 8, 1999             21,088,054

                           PETCO Animal Supplies, Inc.
                                    Form 10-Q
                        For the Quarter Ended May 1, 1999
                                      Index




Part I  Financial Information                                               Page


    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at January 30, 1999
            and May 1, 1999                                                    3

            Consolidated Statements of Operations for the thirteen
            weeks ended May 2, 1998 and May 1, 1999                            4

            Consolidated Statements of Cash Flows for the thirteen
            weeks ended May 2, 1998 and May 1, 1999                            5

            Notes to Consolidated Financial Statements                         6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk        12


Part II Other Information

    Item 1. Legal Proceedings                                                 12

    Item 5. Other Information                                                 13

    Item 6. Exhibits and Reports on Form 8-K                                  13


Signatures                                                                    14

                           PETCO ANIMAL SUPPLIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                             January 30,     May 1,
                                                1999          1999
                                             -----------  -----------
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                   $  2,324      $  4,313
  Receivables                                    7,638         9,567
  Inventories                                  104,789       106,348
  Deferred tax assets                           16,769        14,671
  Other                                          5,993         6,013
                                               -------       -------
    Total current assets                       137,513       140,912

Fixed assets, net                              187,510       189,931
Goodwill                                        37,804        37,056
Deferred tax assets                              9,681         9,681
Other assets                                    14,627        16,137
                                               -------       -------
                                              $387,135      $393,717

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable                            $ 51,099      $ 45,730
  Accrued expenses                              23,783        23,936
  Accrued salaries and employee benefits         9,792        11,889
  Current portion of long-term debt              4,500         4,500
  Current portion of capital lease and
     other obligations                           9,023         8,863
                                               -------       -------
    Total current liabilities                   98,197        94,918

Long-term debt, excluding current portion       65,375        74,250
Capital lease and other obligations,
   excluding current portion                    20,982        18,579
Accrued store closing costs                      7,005         6,615
Deferred rent                                   11,735        11,952

Stockholders' equity:
  Common stock, $0.0001 par value, 100,000
   shares authorized,  21,074 and 21,074
   shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   270,916       270,916
  Accumulated deficit                          (87,077)      (83,515)
                                               -------       -------
    Total stockholders' equity                 183,841       187,403
                                               -------       -------

                                              $387,135      $393,717
                                               =======       =======


          See accompanying notes to consolidated financial statements.


                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)




                                                    Thirteen weeks ended
                                                   -----------------------
                                                     May 2,        May 1,
                                                      1998          1999
                                                   ---------     ---------
Net sales                                           $196,296      $229,657

Cost of sales and occupancy costs                    149,620       170,535
                                                     -------       -------

    Gross profit                                      46,676        59,122

Selling, general and administrative expenses          40,629        51,310

Merger and business integration costs                  6,385            --
                                                     -------       -------

    Operating income (loss)                             (338)        7,812

Interest expense, net                                  1,122         1,924
                                                     -------       -------

    Earnings (loss) before income taxes               (1,460)        5,888

Income taxes (benefit)                                  (392)        2,326
                                                     -------       -------

    Net earnings (loss)                             $ (1,068)     $  3,562
                                                     =======       =======

Basic and diluted earnings (loss) per common share  $  (0.05)     $   0.17
                                                     =======       =======


          See accompanying notes to consolidated financial statements.

                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)




                                                       Thirteen weeks ended
                                                     ------------------------
                                                        May 2,       May 1,
                                                         1998         1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net earnings (loss)                                 $ (1,068)     $  3,562
  Depreciation and amortization                          6,984         9,044
  Deferred tax assets                                     (392)        2,098
  Loss on retirement of fixed assets                       100            --
  Changes in assets and liabilities, net of effects
    of purchase acquisitions:
    Receivables                                         (1,366)       (1,929)
    Inventories                                          4,055        (1,559)
    Other assets                                          (623)          379
    Accounts payable                                   (10,458)       (5,369)
    Accrued expenses                                     1,477           153
    Accrued salaries and employee benefits                (326)        2,097
    Accrued store closing costs                           (609)          181
    Deferred rent                                          414           217
                                                       -------       -------
      Net cash provided by (used in)
        operating activities                            (1,812)        8,874
                                                       -------       -------
Cash flows from investing activities:

  Additions to fixed assets                            (12,762)      (11,174)
  Investment in limited partnership                         --        (1,983)
  Net cash invested in acquisitions of businesses           --           (40)
  Change in other assets                                  (894)           --
                                                       -------       -------
      Net cash used in investing activities            (13,656)      (13,197)
                                                       -------       -------

Cash flows from financing activities:

  Borrowings under long-term debt agreements            17,500        10,000
  Repayment of long-term debt agreements                (1,125)       (1,125)
  Repayment of capital lease and other obligations      (1,488)       (2,563)
  Proceeds from the issuance of common stock               131            --
      Net cash provided by financing activities         15,018         6,312
                                                       -------       -------

Net increase (decrease) in cash and cash equivalents      (450)        1,989
Cash and cash equivalents at beginning of year           3,354         2,324
                                                       -------       -------
Cash and cash equivalents at end of period            $  2,904      $  4,313
                                                       =======       =======


          See accompanying notes to consolidated financial statements.


                           PETCO ANIMAL SUPPLIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of May 1, 1999, and for the periods ended May 2, 1998 and May 1, 1999. Certain prior year balances have been reclassified to conform to current year presentation. Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 2, 1998 and May 1, 1999 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1998 refer to the fiscal year beginning on February 1, 1998, and ending on January 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1998 included in the Company's Form 10-K Annual Report (File No. 000-23574) filed with the Securities and Exchange Commission on April 30, 1999.


Note 2 - Business Combinations

The Company recorded merger and business integration costs of $6,385 during the thirteen weeks ended May 2, 1998. These costs, related to acquisitions in prior years, include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.


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

Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per share, basic and diluted, are presented below:

                                                   Thirteen Weeks Ended
                                                  ----------------------
                                                     May 2,      May 1,
                                                      1998        1999
                                                  ----------  ----------

       Net earnings (loss)                         $ (1,068)   $  3,562
                                                     ======      ======

       Common shares, basic                          21,072      21,074
       Dilutive effect of stock options                  --          67
                                                     ------      ------
       Common shares, diluted                        21,072      21,141
                                                     ======      ======

Dilutive effect of stock options of 248 shares was not included in computing diluted loss per share for the thirteen weeks ended May 2, 1998 because the effect would have been antidilutive.

Note 4 - Contingencies

The Company and certain of its officers have been named as defendants in several virtually identical class action lawsuits filed in the United States District Court for the Southern District of California between August and November, 1998. These cases have been consolidated and will be administered as one case. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and July 10, 1998. The complaints allege that the defendants violated various federal securities laws through material misrepresentations and omissions during the class period, and seek unspecified monetary damages. These matters have been tendered to the Company's insurance carrier. While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company and its officers intend to defend themselves vigorously.

The Company has been named as a defendant in a lawsuit filed by the United States Equal Employment Opportunity Commission in the United States District Court for the Northern District of California on June 2, 1999. The complaint alleges that the Company violated Title VII of the Civil Rights Act of 1964, as amended, and the Equal Pay Act, by payment of wages to employees of one sex at rates less than the rates paid to employees of the opposite sex. The complaint seeks unspecified monetary damages for the named employees and any other similarly-situated employees. While the Company believes the allegations contained in this lawsuit are without merit, the claim has not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company intends to defend itself vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

PETCO is a leading specialty retailer of premium pet food and supplies. As of May 1, 1999, the Company operated 482 stores in 37 states and the District of Columbia. PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations.


Results of Operations
First Quarter 1999 Compared to First Quarter 1998

Net sales increased 17.0% to $229.7 million for the thirteen weeks ended May 1, 1999 ("first quarter 1999") from $196.3 million for the thirteen weeks ended May 2, 1998 ("first quarter 1998"). The increase in net sales in first quarter 1999 resulted primarily from the comparable store net sales increase of 10.9% and the addition of 48 superstores, partially offset by the closing of 24 stores, of which nine were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $21.2 million, or 63.5%, of the net sales increase. The net increase in the Company's store base accounted for approximately $12.2 million, or 36.5%, of the net sales increase.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased to $59.1 million in first quarter 1999 from $46.7 million in first quarter 1998. As a percentage of sales, gross profit increased to 25.7% in first quarter 1999 from 23.8% in first quarter 1998. Gross profit increased from the prior year primarily through greater purchasing leverage, particularly in acquired stores which were selling through non-continuing inventories at reduced gross margins in prior year, and increased leverage of occupancy costs.

Selling, general and administrative expenses increased to $51.3 million in first quarter 1999 from $40.6 million in first quarter 1998. As a percentage of net sales, these expenses increased to 22.3% in first quarter 1999 from 20.7% in first quarter 1998. The increase was due primarily to increased personnel and related costs associated with decentralization of field staff, new store openings, store training costs, advertising, and depreciation and maintenance of the Company's investments in infrastructure in the prior year.

Merger and business integration costs of $6.4 million were recorded in first quarter 1998 in connection with the acquisition and conversion activities of the stores acquired in prior years.

Operating income in first quarter 1999 was $7.8 million, or 3.4% of net sales, compared with an operating loss of $0.3 million in first quarter 1998. Excluding merger and business integration costs in the prior year, the Company would have reported operating income of $6.1 million, or 3.1% of net sales, in first quarter 1998.

Net interest expense was $1.9 million for first quarter 1999, compared with net interest expense of $1.1 million for first quarter 1998. Increased borrowings in first quarter 1999 led to the increase in interest expense.

Income tax expense was $2.3 million in first quarter 1999, compared to income tax benefit of $0.4 million in first quarter 1998. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

Net earnings were $3.6 million, or $0.17 per diluted share, for first quarter 1999 compared with a net loss of $1.1 million, or $0.05 per diluted share, for first quarter 1998. Excluding merger and business integration costs and related tax benefits in the prior year, net earnings for first quarter 1998 would have been $3.0 million, or $0.14 per diluted share.


Year 2000 Issues

In 1997, the Company implemented a comprehensive risk-based program to assure that both its information technology ("IT") and non-IT systems are Year 2000 compliant. The Company's compliance program includes various initiatives, including conducting an inventory and identification of all Year 2000-sensitive components of the Company's IT and non-IT systems (including hardware, software, security, and telecommunications), requesting compliance status statements from the Company's business partners, suppliers and vendors, and testing of new and existing systems. The inventory and identification of Year 2000 IT and non-IT issues is complete. Many Year 2000 IT issues have been resolved through hardware and software updates and upgrades undertaken for other reasons. As part of the Company's ongoing IT upgrade plans, in fiscal 1998 the Company completed the conversion of its store point-of-sale systems to a Year 2000 compliant version at a cost of approximately $20 million, which has been capitalized and will be depreciated over the components' estimated useful lives. This conversion, although not undertaken specifically for Year 2000 purposes, was accelerated in order to achieve Year 2000 compliance in this critical area. With respect to non-IT systems, the Company has completed the inventory and assessment of its embedded systems contained in the corporate offices, distribution centers and store locations. This assessment focused principally on the Company's telecommunications system hardware and software and security systems. The amount of other expenditures for updates and upgrades that relate specifically to Year 2000 compliance is not separable from the total, but is not believed to be a material amount. The remediation and testing of new and existing IT and non-IT systems is nearly complete, and additional procedures will be conducted as necessary.

For certain of the Company's key suppliers, such as pet food suppliers, the disruption of product deliveries would have a material adverse impact on the Company's results of operations. The Company is actively extending its relationships with these suppliers to include joint Year 2000 risk assessments, remedial actions, and contingency plans in the event of non-compliance.
Contingency plans, which will undergo continuous review and adjustment throughout the remainder of 1999, may include backup manual ordering procedures and inventory buildup by the Company prior to December 31, 1999. Any additional inventory buildup by the Company would generate unfavorable cash flows and inventory valuation exposures of uncertain amount and duration.

The Company does not expect the future cost of its Year 2000 compliance program to be material to its business, results of operations, or financial condition. There can be no assurance, however, that the Company's assessment of the impact of Year 2000 is complete and that further analysis and study, as well as the testing and implementation of planned solutions, will not reveal the need for additional remedial work. The Company is potentially vulnerable to mistakes made by key suppliers of products and services in their advice to the Company with respect to their Year 2000 readiness. The Company is also potentially vulnerable to operational difficulties in the Company's corporate offices, distribution centers or store locations, including the risk of power and water outages and the potential failure of credit card and check authorization systems. The financial magnitude of these risks cannot currently be estimated.

The foregoing statements as to the Company's Year 2000 efforts are forward looking and, along with all other forward-looking statements herein, are made in reliance on the safe harbor provisions discussed under the caption "Certain Cautionary Statements," below.


New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Generally, SOP 98-1 requires the capitalization of certain internal and external costs associated with the application development stage of software development. The Company adopted this statement on January 31, 1999 as required. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial condition.

In April 1998, the AICPA issued Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"). Generally, SOP 98-5 requires that the costs of start-up activities be expensed as incurred. The Company adopted this statement on January 31, 1999 as required. The adoption of SOP 98-5 did not have a material impact on the Company's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"(the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Statement is effective for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Company's consolidated financial statements.


Liquidity and Capital Resources

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At May 1, 1999, total assets were $393.7 million, $140.9 million of which were current assets. Net cash provided by operating activities was $8.9 million for the thirteen weeks ended May 1, 1999, compared with net cash used in operating activities of $1.8 million for the prior year period. The Company's sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to purchase fixed assets for new stores, to acquire stores, and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the first quarter of fiscal 1999 the Company invested $2.0 million in a limited partnership that operates retail pet food and supply stores in Canada, with plans to open additional stores. Cash used in investing activities was $13.2 million for the thirteen weeks ended May 1, 1999, and $13.7 million for the prior year period.

The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during the thirteen weeks periods ended May 1, 1999, and May 2, 1998. The Company believes that additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores. Cash flows provided by financing activities were $6.3 million in the thirteen weeks ended May 1, 1999, and $15.0 million in the prior year period. Cash flows from financing activities were provided by borrowings under long-term debt agreements, net of repayments under long-term debt and other obligations. Cash flows from financing activities were used to fund the Company's expansion program and working capital requirements.

The Company has a credit facility with a syndicate of banks with a commitment of up to $110.0 million that expires January 30, 2003. The credit facility provides for $80.0 million in revolving loans and a $30.0 million term loan. Borrowings under the credit facility are unsecured and bear interest, at the Company's option, at the agent bank's corporate base rate or LIBOR plus 0.50% to 1.50%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth. As of May 1, 1999, the Company had $26.8 million of revolving loans available under the credit facility.

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


Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10 - Q, including, but not limited to, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's expansion plans, the integration of operations as a result of acquisitions, reliance on vendors and product lines and exclusive distribution arrangements, competition, performance of new superstores and their future operating results, quarterly and seasonal fluctuations, dependence on senior management, and possible volatility of stock price. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in PETCO's Annual Report on Form 10-K for the year ended January 30, 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

As of May 1, 1999, the Company had $78.8 million in debt under the credit facility. The average debt outstanding for the last four quarters was $74.5 million. Based on this average debt level, a hypothetical 50 basis point adverse change in LIBOR rates would increase net interest expense by approximately $0.4 million on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The Company did not have any material foreign exchange or other significant market risk or any derivative financial instruments at May 1, 1999.



Part II.  Other Information


Item 1.   Legal Proceedings

The Company and certain of its officers have been named as defendants in several virtually identical class action lawsuits filed in the United States District Court for the Southern District of California between August and November, 1998. These cases have been consolidated and will be administered as one case. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and July 10, 1998. The complaints allege that the defendants violated various federal securities laws through material misrepresentations and omissions during the class period, and seek unspecified monetary damages. These matters have been tendered to the Company's insurance carrier. While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company and its officers intend to defend themselves vigorously.

Item 5.   Other Information

The Company has been named as a defendant in a lawsuit filed by the United States Equal Employment Opportunity Commission in the United States District Court for the Northern District of California on June 2, 1999. The complaint alleges that the Company violated Title VII of the Civil Rights Act of 1964, as amended, and the Equal Pay Act, by payment of wages to employees of one sex at rates less than the rates paid to employees of the opposite sex. The complaint seeks unspecified monetary damages for the named employees and any other similarly-situated employees. While the Company believes the allegations contained in this lawsuit are without merit, the claim has not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company intends to defend itself vigorously.


Item 6.   Exhibits and Reports on Form 8-K

          1. Exhibits

             (a) 27.1 Financial Data Schedule (filed electronically only)

          2. Reports on Form 8-K

             (a) The  Company  filed no reports on form 8-K during the  thirteen weeks ended May 1, 1999.

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

                                           Date: June 14, 1999