Form 10-Q
period 1999-07-31
PETCO ANIMAL SUPPLIES INC
filed 1999-09-14
CIK 888455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              --------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                                -----------------


                        Commission file number: 000-23574


                           PETCO ANIMAL SUPPLIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       33-0479906
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                  9125 Rehco Road, San Diego, California   92121
               (Address of principal executive office)   (Zip Code)
                                 (858) 453-7845
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

             Title                          Date                   Outstanding
             -----                          ----                   -----------
Common Stock, $0.0001 Par Value      September 13, 1999             21,105,803

                           PETCO Animal Supplies, Inc.
                                    Form 10-Q
                       For the Quarter Ended July 31, 1999
                                      Index




Part I  Financial Information                                             Page

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at January 30, 1999
            and July 31, 1999                                               3

            Consolidated Statements of Operations for the thirteen and
            twenty-six weeks ended August 1, 1998 and July 31, 1999         4

            Consolidated Statements of Cash Flows for the twenty-six
            weeks ended August 1, 1998 and July 31, 1999                    5

            Notes to Consolidated Financial Statements                      6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk     13


Part II Other Information

    Item 1. Legal Proceedings                                              13

    Item 4. Submission of Matters to a Vote of Security Holders            14

    Item 6. Exhibits and Reports on Form 8-K                               14


Signatures                                                                 15


                           PETCO ANIMAL SUPPLIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)




                                             January 30,    July 31,
                                                1999          1999
                                           -------------  -------------
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                   $  2,324      $ 13,941
  Receivables                                    7,638        11,729
  Inventories                                  104,789       104,398
  Deferred tax assets                           16,769        12,216
  Other                                          5,993         5,899
                                               -------       -------
    Total current assets                       137,513       148,183

Fixed assets, net                              187,510       190,418
Goodwill                                        37,804        36,316
Deferred tax assets                              9,681         9,681
Investment in affiliates                         3,862        18,492
Other assets                                    10,765        12,486
                                               -------       -------
                                              $387,135      $415,576
                                               =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 51,099      $ 42,036
  Accrued expenses                              23,783        27,629
  Accrued salaries and employee benefits         9,792        10,400
  Current portion of long-term debt              4,500         7,300
  Current portion of capital lease and
     other obligations                           9,023         8,475
                                               -------       -------
    Total current liabilities                   98,197        95,840

Long-term debt, excluding current portion       65,375        92,700
Capital lease and other obligations,
   excluding current portion                    20,982        17,246
Accrued store closing costs                      7,005         4,946
Deferred rent and other liabilities             11,735        13,040

Stockholders' equity:
  Common stock, $0.0001 par value, 100,000
   shares authorized,  21,074 and 21,106
   shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   270,916       271,196
  Accumulated deficit                          (87,077)      (79,394)
                                               -------       -------
    Total stockholders' equity                 183,841       191,804
                                               -------       -------

                                              $387,135      $415,576
                                               =======       =======




          See accompanying notes to consolidated financial statements.

                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)




                               Thirteen weeks ended   Twenty-six weeks ended
                               ---------------------- ----------------------
                               August 1,   July 31,     August 1,   July 31,
                                  1998      1999           1998       1999
                               ---------  ---------     ---------  ---------

Net sales                       $197,318   $236,184      $393,614   $465,841

Cost of sales and
 occupancy costs                 148,975    174,304       298,596    344,839
                                 -------    -------       -------    -------

    Gross profit                  48,343     61,880        95,018    121,002

Selling, general and
 administrative expenses          47,524     52,991        88,152    104,301

Merger and business
 integration costs                10,949         --        17,334         --
                                 -------   --------       -------    -------

    Operating income (loss)      (10,130)     8,889       (10,468)    16,701

Interest expense, net              1,424      2,078         2,546      4,002
                                 -------    -------       -------    -------

    Earnings (loss) before
     income taxes                (11,554)     6,811       (13,014)    12,699

Income taxes (benefit)            (4,293)     2,690        (4,686)     5,016
                                 -------    -------       -------    -------

    Net earnings (loss)         $ (7,261)  $  4,121      $ (8,328)  $  7,683
                                 =======    =======       =======    =======

Basic earnings (loss) per
 common share                   $  (0.34)  $   0.20      $  (0.40)  $   0.36
                                 =======    =======       =======    =======

Diluted earnings (loss) per
 common share                   $  (0.34)  $   0.19      $  (0.40)  $   0.36
                                 =======    =======       =======    =======








          See accompanying notes to consolidated financial statements.


                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                      Twenty-six weeks ended
                                                     ------------------------
                                                       August 1,    July 31,
                                                         1998         1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net earnings (loss)                                 $ (8,328)     $  7,683
  Depreciation and amortization                         14,303        19,359
  Deferred tax assets                                   (4,686)        4,553
  Loss on retirement of fixed assets                     1,837            30
  Changes in assets and liabilities,
    net of effects of purchase acquisitions:
    Receivables                                         (2,414)       (4,091)
    Inventories                                         (7,616)          391
    Other assets                                           197          (950)
    Accounts payable                                     2,578        (9,063)
    Accrued expenses                                     4,302         1,259
    Accrued salaries and employee benefits              (1,267)          608
    Accrued store closing costs                         (1,218)       (1,781)
    Deferred rent                                          838           269
                                                       -------       -------
      Net cash provided by (used in)
        operating activities                            (1,474)       18,267
                                                       -------       -------

Cash flows from investing activities:
  Additions to fixed assets                            (39,050)      (20,548)
  Investment in affiliates                                  --       (11,310)
  Net cash invested in acquisitions of businesses           --           (90)
  Change in other assets                                (2,502)         (823)
                                                       -------       -------
      Net cash used in investing activities            (41,552)      (32,771)
                                                       -------       -------

Cash flows from financing activities:
  Borrowings under long-term debt agreements            48,500        32,375
       Repayment of long-term debt agreements           (2,250)       (2,250)
  Repayment of capital lease and other obligations      (3,103)       (4,284)
  Proceeds from the issuance of common stock               194           280
                                                       -------       -------
      Net cash provided by financing activities         43,341        26,121
                                                       -------       -------

Net increase in cash and cash equivalents                  315        11,617
Cash and cash equivalents at beginning of year           3,354         2,324
                                                       -------       -------
Cash and cash equivalents at end of period            $  3,669      $ 13,941
                                                       =======       =======





          See accompanying notes to consolidated financial statements.


                           PETCO ANIMAL SUPPLIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 1 - GENERAL

     In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of July 31, 1999, and for the periods ended August 1, 1998 and July 31, 1999. Certain prior year balances have been reclassified to conform to current year presentation. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended August 1, 1998 and July 31, 1999 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1998 refer to the fiscal year beginning on February 1, 1998, and ending on January 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1998 included in the Company's Form 10-K Annual Report (File No. 000-23574) filed with the Securities and Exchange Commission on April 30, 1999.


NOTE 2 - BUSINESS COMBINATIONS

     The Company recorded merger and business integration costs of $10,949 and $17,334 during the thirteen and twenty-six weeks ended August 1, 1998. These costs, related to acquisitions in prior years, include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.
Note 3 - Investment in Affiliates

     In July 1999, the Company acquired an equity interest in Petopia.com, a startup e-commerce destination on the internet for the sale of pet food and supplies. The Company received 3,017 shares of Petopia.com Series C preferred stock plus warrants to purchase an additional 5,120 Series C preferred shares. The Company accounts for its investment in Petopia.com using the equity method and records its proportionate share of earnings or loss. Because the financial statements of Petopia.com are recorded on a calendar year basis, the Company will record its proportionate share of earnings or loss with a lag of one month. The Company did not record any earnings or loss for the second quarter of fiscal 1999. The Company will also provide certain marketing and fulfillment services to Petopia.com, in exchange for up to 4,803 Series C preferred shares, according to the terms of a strategic alliance agreement. The Company's investment in Petopia.com is included in investment in affiliates on the accompanying consolidated balance sheets. During the twenty-six weeks ended July 31, 1999, the Company also increased its investment by $3,510 in a limited partnership which operates retail pet food and supply stores in Canada, with plans to open additional stores. This investment is included in investment in affiliates on the accompanying consolidated balance sheets.

NOTE 4 - NET EARNINGS (LOSS) PER SHARE

     Basic net earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options.

     Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per share, basic and diluted, are presented below:

                                      Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                     ----------------------   ----------------------
                                      August 1,   July 31,     August 1,   July 31,
                                        1998        1999         1998        1999
                                     ----------  ----------   ----------  ----------

    Net earnings (loss)              $ (7,261)   $  4,121     $ (8,328)   $  7,683
                                       ======      ======       ======      ======

    Common shares, basic               21,073      21,090       21,072      21,082
    Dilutive effect of stock options       --         407           --         221
                                       ------      ------       ------      ------
    Common shares, diluted             21,073      21,497       21,072      21,303
                                       ======      ======       ======      ======

     Shares of 182 and 194 issuable upon the assumed exercise of stock options were not included in computing diluted loss per share for the thirteen weeks and twenty-six weeks ended August 1, 1998, respectively, because the effect would have been antidilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares were 936 and 1,093 for the thirteen and twenty-six weeks ended August 1, 1998, respectively, and 1,502 and 1,781 for the thirteen and twenty-six weeks ended July 31, 1999, respectively.


NOTE 5 - CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     PETCO is a leading specialty retailer of premium pet food and supplies. As of July 31, 1999, the Company operated 485 stores in 38 states and the District of Columbia. PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations.


RESULTS OF OPERATIONS
SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

     Net sales increased 19.7% to $236.2 million for the thirteen weeks ended July 31, 1999 ("second quarter 1999") from $197.3 million for the thirteen weeks ended August 1, 1998 ("second quarter 1998"). The increase in net sales in second quarter 1999 resulted primarily from the comparable store net sales increase of 12.1% and the addition of 51 superstores, partially offset by the closing of 27 stores, of which nine were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $23.5 million, or 60.4%, of the net sales increase. The net increase in the Company's store base accounted for approximately $15.4 million, or 39.6%, of the net sales increase.

     Gross profit, defined as net sales less cost of sales including store occupancy costs, increased to $61.9 million in second quarter 1999 from $48.3 million in second quarter 1998. As a percentage of sales, gross profit increased to 26.2% in second quarter 1999 from 24.5% in second quarter 1998. Gross profit increased from the prior year primarily through greater purchasing leverage, particularly in acquired stores which were selling through non-continuing inventories at reduced gross margins in prior year, and increased leverage of occupancy costs.

     Selling, general and administrative expenses increased to $53.0 million in second quarter 1999 from $47.5 million in second quarter 1998. As a percentage of net sales, these expenses decreased to 22.4% in second quarter 1999 from 24.1% in second quarter 1998. Included in selling, general and administrative expense in the second quarter 1998 is a $4.5 million charge related to the write-off of assets in connection with the relocation of the Company's main distribution center, as well as the replacement of point-of-sale equipment in a chain-wide conversion of this equipment and other assets. Excluding this charge, selling, general and administrative expenses increased to 22.4% of net sales in second quarter 1999 from 21.8% in second quarter 1998. The increase was due primarily to the accrual for management bonuses based on improved financial performance, depreciation and maintenance of the Company's investments in infrastructure in the prior year, accelerated depreciation on store assets related to planned store closures, and increased preopening expenses.

     Merger and business integration costs of $10.9 million were recorded in second quarter 1998 in connection with the acquisition and conversion activities of the stores acquired in prior years.

     Operating income in second quarter 1999 was $8.9 million, or 3.8% of net sales, compared with an operating loss of $10.1 million in second quarter 1998. Excluding merger and business integration costs and other charges in the prior year, the Company would have reported operating income of $5.3 million, or 2.7% of net sales, in second quarter 1998.

     Net interest expense was $2.1 million for second quarter 1999, compared with net interest expense of $1.4 million for second quarter 1998. Increased borrowings in second quarter 1999 led to the increase in interest expense.

     Income tax expense was $2.7 million in second quarter 1999, compared with income tax benefit of $4.3 million in second quarter 1998. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

     Net earnings were $4.1 million, or $0.19 per diluted share, for second quarter 1999, compared with a net loss of $7.3 million, or $0.34 per diluted share, for second quarter 1998. Excluding merger and business integration costs and other charges, and related tax benefits, in the prior year, net earnings for second quarter 1998 would have been $2.3 million, or $0.11 per diluted share.


TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED WITH TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

     Net sales increased 18.3% to $465.8 million for the twenty-six weeks ended July 31, 1999 from $393.6 million for the twenty-six weeks ended August 1, 1998. The increase in net sales resulted primarily from the comparable store net sales increase of 11.5% and the addition of 51 superstores, partially offset by the closing of 27 stores, of which nine were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $44.7 million, or 61.9%, of the net sales increase. The net increase in the Company's store base accounted for approximately $27.5 million, or 38.1%, of the net sales increase.

     Gross profit, defined as net sales less cost of sales including store occupancy costs, increased to $121.0 million for the twenty-six weeks ended July 31, 1999 from $95.0 million for the same period last year. As a percentage of net sales, gross profit increased to 26.0% for the twenty-six weeks ended July 31, 1999 from 24.1% for the same period last year. Gross profit increased from the prior year primarily through greater purchasing leverage, particularly in acquired stores which were selling through no continuing inventories at reduced gross margins in prior year, and increased leverage of occupancy costs.

     Selling, general and administrative expenses increased to $104.3 million for the twenty-six weeks ended July 31, 1999 from $88.2 million for the same period last year. As a percentage of net sales, these expenses were 22.4% for the twenty-six weeks ended July 31, 1999, unchanged from the same period last year. Included in selling, general and administrative expense for the twenty-six weeks ended August 1, 1998 is a $4.5 million charge in the second quarter 1998 related to the write-off of assets in connection with the relocation of the Company's main distribution center, as well as the replacement of point-of-sale equipment in a chain-wide conversion of this equipment and other assets. Excluding this charge, selling, general and administrative expenses increased to 22.4% of net sales for the twenty-six weeks ended July 31, 1999 from 21.3% for the prior year period. The increase was due primarily to the accrual for management bonuses based on improved financial performance, depreciation and maintenance of the Company's investments in infrastructure in the prior year, accelerated depreciation on store assets related to planned store closures, increased personnel and related costs associated with decentralization of field staff and increased preopening expenses.

     Merger and business integration costs of $17.3 million were recorded in the twenty-six weeks ended August 1, 1998 in connection with the acquisition and conversion activities of the stores acquired in prior years.

     Operating income for the twenty-six weeks ended July 31, 1999 was $16.7 million, or 3.6% of net sales, compared with an operating loss of $10.5 million in the prior year. Excluding merger and business integration costs and other charges in the prior year, the Company would have reported operating income of $11.3 million, or 2.9% of net sales, in the twenty-six weeks ended August 1, 1998.

     Net interest expense was $4.0 million for the twenty-six weeks ended July 31, 1999, compared with net interest expense of $2.5 million for the same period last year. Increased borrowings in fiscal 1999 led to the increase in interest expense.

     Income tax expense was $5.0 million for the twenty-six weeks ended July 31, 1999, compared with income tax benefit of $4.7 million in the prior year. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

     Net earnings were $7.7 million, or $0.36 per diluted share, for the twenty-six weeks ended July 31, 1999, compared with a net loss of $8.3 million, or $0.40 per diluted share, in the prior year. Excluding merger and business integration costs and other charges, and related tax benefits, in the prior year, net earnings for the twenty-six weeks ended August 1, 1998 would have been $5.3 million, or $0.25 per diluted share.


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


NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"(the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Statement, as amended, is effective for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Company's consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At July 31, 1999, total assets were $415.6 million, $148.2 million of which were current assets. Net cash provided by operating activities was $18.3 million for the twenty-six weeks ended July 31, 1999, compared with net cash used in operating activities of $1.5 million for the prior year period. The Company's sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The Company's receivables increased $4.1 million in the twenty-six weeks ended July 31, 1999 due to seasonal fluctuations in vendor receivables. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

     The Company uses cash in investing activities to purchase fixed assets for new stores, to acquire stores, and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the twenty-six weeks ended July 31, 1999 the Company invested $11.3 million in affiliates. The affiliates included Petopia.com, a startup e-commerce destination on the internet for the sale of pet food and supplies, and a limited partnership that operates retail pet food and supply stores in Canada, with plans to open additional stores. Cash used in investing activities was $32.8 million for the twenty-six weeks ended July 31, 1999, and $41.6 million for the prior year period.

     The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during the twenty-six week periods ended July 31, 1999, and August 1, 1998. The Company believes that additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

     The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores. Cash flows provided by financing activities were $26.1 million for the twenty-six weeks ended July 31, 1999, and $43.3 million in the prior year period. Cash flows from financing activities were provided by borrowings under long-term debt agreements, net of repayments under long-term debt and other obligations. Cash flows from financing activities were used to fund the Company's expansion program, investment in affiliates and working capital requirements.

     The Company has a credit facility with a syndicate of banks with a commitment of up to $150.0 million that expires between July 15, 2004 and July 15, 2006. The credit facility provides for $100.0 million in term loans and $50.0 million in revolving loans. Borrowings under the credit facility are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at the agent bank's corporate base rate plus up to 0.50%, or LIBOR plus 1.00% to 3.25%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth. As of July 31, 1999, the Company had $50.0 million of revolving loans available under the credit facility.

     As of January 30, 1999, the Company had available net operating loss carryforwards of $71.2 million for federal income tax purposes, which begin expiring in 2004, and $35.5 million for state income tax purposes, which began expiring in 1999.

     The Company anticipates that funds generated by operations, funds available under the credit facility and currently available vendor financing and capital lease and other obligation financing will be sufficient to finance its continued operations and planned store openings at least through the next twelve months.


CERTAIN CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10 - Q, including, but not limited to, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's expansion plans, the integration of operations as a result of acquisitions, reliance on vendors and product lines and exclusive distribution arrangements, competition, performance of new superstores and their future operating results, performance of affiliates and their future operating results, quarterly and seasonal fluctuations, dependence on senior management, and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Certain Cautionary Statements" in PETCO's Annual Report on Form 10-K for the year ended January 30, 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in short-term interest rates as the Company's credit facility utilizes a portfolio of short-term LIBOR contracts. LIBOR contracts are fixed rate instruments for a period of between one and six months, at the Company's discretion. The Company's portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect the Company's overall borrowing rate when contracts are renewed. The lengths of contracts within the portfolio are adjusted to balance the Company's working capital requirements, fixed asset purchases and general corporate purposes. The Company continuously evaluates the portfolio with respect to total debt, including an assessment of the current and future economic environment.

     As of July 31, 1999, the Company had $100.0 million in debt under the credit facility. The average debt outstanding for the last four quarters was $80.7 million. Based on this average debt level, a hypothetical 50 basis point adverse change in LIBOR rates would increase net interest expense by approximately $0.4 million on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

     The Company did not have any material foreign currency or other significant market risk or any derivative financial instruments at July 31, 1999.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of  Stockholders  on June 17, 1999.
         (b)-(c) The matters voted on at the meeting and the votes cast with respect thereto were as follows:

                  Election of Director.

                   Nominee for       Votes Cast     Votes                    Broker
                    Director            For       Withheld   Abstentions   Non-Votes
                  ---------------    ----------   --------   -----------   ---------
                  Andrew G. Galef    18,861,302     48,074            --          --


                  In addition to the election of Mr. Galef, whose term of office expires in year 2002, the following Directors who were not elected at the meeting have continuing terms of office:

                                                        Annual Meeting at
                       Name of Director                Which Term Expires
                    ----------------------             ------------------
                    Richard J. Lynch, Jr.                  Year 2000
                    James F. McCann                        Year 2000
                    Brian K. Devine                        Year 2001
                    Peter M. Starrett                      Year 2001


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          1. Exhibits

             (a) 27.1 Financial Data Schedule (filed electronically only)

          2. Reports on Form 8-K

             (a) The  Company  filed no reports on form 8-K during the  thirteen weeks ended July 31, 1999.

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

                                        Date: September 13, 1999