Form 10-Q
period 1999-10-30
PETCO ANIMAL SUPPLIES INC
filed 1999-12-13
CIK 888455

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              --------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 1999

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

        (Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

             Title                        Date                     Outstanding
             -----                        ----                     -----------

Common Stock, $0.0001 Par Value     December 6, 1999                21,107,102

                           PETCO ANIMAL SUPPLIES, INC.

                                    FORM 10-Q
                     For the Quarter Ended October 30, 1999

                                      INDEX




Part I  Financial Information                                             Page

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at January 30, 1999
            and October 30, 1999                                            3

            Consolidated Statements of Operations for the thirteen and
            thirty-nine weeks ended October 31, 1998 and October 30, 1999   4

            Consolidated Statements of Cash Flows for the thirty-nine
            weeks ended October 31, 1998 and October 30, 1999               5

            Notes to Consolidated Financial Statements                      6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk     14


Part II Other Information

    Item 1. Legal Proceedings                                              14

    Item 6. Exhibits and Reports on Form 8-K                               14


Signatures                                                                 15


                           PETCO ANIMAL SUPPLIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                             January 30,   October 30,
                                                1999          1999
                                             -----------   -----------
ASSETS                                                     (unaudited)
Current assets:
  Cash and cash equivalents                   $  2,324      $  5,504
  Receivables                                    7,638        12,493
  Inventories                                  104,789       118,706
  Deferred tax assets                           16,769         9,238
  Other                                          5,993         6,258
                                               -------       -------
    Total current assets                       137,513       152,199

Fixed assets, net                              187,510       192,033
Goodwill                                        37,804        37,080
Deferred tax assets                              9,681         9,681
Investment in affiliates                         3,862        20,266
Other assets                                    10,765        13,116
                                               -------       -------
                                              $387,135      $424,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 51,099      $ 42,343
  Accrued expenses                              23,783        28,257
  Accrued salaries and employee benefits         9,792        15,890
  Current portion of long-term debt              4,500         7,300
  Current portion of capital lease and
     other obligations                           9,023         7,690
                                               -------       -------
    Total current liabilities                   98,197       101,480

Long-term debt, excluding current portion       65,375        92,700
Capital lease and other obligations,
   excluding current portion                    20,982        14,737
Accrued store closing costs                      7,005         5,423
Deferred rent and other liabilities             11,735        13,332

Stockholders' equity:
  Common stock, $0.0001 par value, 100,000
   shares authorized,  21,074 and
   21,107 shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   270,916       271,206
  Accumulated deficit                          (87,077)      (74,505)
                                               -------       -------
    Total stockholders' equity                 183,841       196,703
                                               -------       -------

                                              $387,135      $424,375
                                             ===========   ===========




          See accompanying notes to consolidated financial statements.

                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)



                              Thirteen weeks ended   Thirty-nine weeks ended
                             ----------------------- -----------------------
                             October 31, October 30, October 31, October 30,
                                1998        1999         1998        1999
                             ----------  ----------   ----------  ----------

Net sales                      $204,785    $249,007     $598,399    $714,848

Cost of sales and
 occupancy costs                152,830     181,369      451,426     526,208
                                -------     -------      -------     -------

    Gross profit                 51,955      67,638      146,973     188,640

Selling, general and
 administrative expenses         47,145      56,251      135,297     160,552

Merger and business
 integration costs                5,629          --       22,963          --
                                -------    --------      -------     -------

    Operating income (loss)        (819)     11,387      (11,287)     28,088

Interest expense, net             1,983       2,545        4,529       6,547
                                -------     -------      -------     -------

    Earnings (loss) before
     internet operations and
     equity in loss of
     unconsolidated affiliates
     and income taxes            (2,802)      8,842      (15,816)     21,541

Internet operations and equity
 in loss of unconsolidated
 affiliates                          --        (761)          --        (761)
                                -------     -------      -------     -------

    Earnings (loss) before
     income taxes                (2,802)      8,081      (15,816)     20,780

Income taxes (benefit)             (953)      3,192       (5,639)      8,208
                                -------     -------      -------     -------

    Net earnings (loss)        $ (1,849)   $  4,889     $(10,177)   $ 12,572
                                =======     =======      =======     =======

Basic earnings (loss) per
 common share                  $  (0.09)   $   0.23     $  (0.48)   $   0.60
                                =======     =======      =======     =======

Diluted earnings (loss) per
 common share                  $  (0.09)   $   0.23     $  (0.48)   $   0.59
                                =======     =======      =======     =======





          See accompanying notes to consolidated financial statements.

                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                      October 31, October 30,
                                                         1998        1999
                                                      ----------- -----------
Cash flows from operating activities:
  Net earnings (loss)                                 $(10,177)     $ 12,572
  Depreciation and amortization                         22,296        29,274
  Deferred tax assets                                   (5,639)        7,531
  Equity in loss of unconsolidated affiliates               --           761
  Loss on retirement of fixed assets                     1,743            30
  Changes in assets and liabilities, net of effects
    of purchase acquisitions:
    Receivables                                           (932)       (4,855)
    Inventories                                        (14,848)      (13,767)
    Other assets                                           (89)       (1,666)
    Accounts payable                                    13,599        (8,756)
    Accrued expenses                                     5,925         4,174
    Accrued salaries and employee benefits                 760         6,098
    Accrued store closing costs                         (1,778)       (1,566)
    Deferred rent                                        1,256           561
                                                       -------       -------
      Net cash provided by
        operating activities                            12,116        30,391
                                                       -------       -------

Cash flows from investing activities:
  Additions to fixed assets                            (52,551)      (30,526)
  Investment in affiliates                                  --       (15,870)
  Net cash invested in acquisitions of businesses       (1,813)       (2,830)
  Change in other assets                                (3,064)         (822)
                                                       -------       -------
      Net cash used in investing activities            (57,428)      (50,048)
                                                       -------       -------

Cash flows from financing activities:
  Borrowings under long-term debt agreements            52,875        32,375
  Repayment of long-term debt agreements                (3,375)       (2,250)
  Repayment of capital lease and other obligations      (4,738)       (7,578)
  Proceeds from the issuance of common stock               197           290
      Net cash provided by financing activities         44,959        22,837
                                                       -------       -------

Net increase (decrease) in cash and cash equivalents      (353)        3,180
Cash and cash equivalents at beginning of year           3,354         2,324
                                                       -------       -------
Cash and cash equivalents at end of period            $  3,001      $  5,504
                                                       =======       =======





          See accompanying notes to consolidated financial statements.

                           PETCO ANIMAL SUPPLIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 1 - GENERAL

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of October 30, 1999, and for the periods ended October 31, 1998 and October 30, 1999. Certain prior year balances have been reclassified to conform to current year presentation. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 and October 30, 1999 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1998 refer to the fiscal year beginning on February 1, 1998, and ending on January 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1998 included in the Company's Form 10-K Annual Report (File No. 000-23574) filed with the Securities and Exchange Commission on April 30, 1999.


NOTE 2 - BUSINESS COMBINATIONS

The Company recorded merger and business integration costs of $5,629 and $22,963 during the thirteen and thirty-nine weeks ended October 31, 1998. These costs, related to acquisitions in prior years, include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, facility conversion costs, cancellation of certain contractual obligations and other integration costs.


NOTE 3 - INVESTMENT IN AFFILIATES

In July 1999, the Company acquired an equity interest in Petopia.com, a startup e-commerce destination for the sale of pet food and supplies. The Company received 3,017 shares of Petopia.com Series C preferred stock plus warrants to purchase an additional 5,120 Series C preferred shares. The Company accounts for its investment in Petopia.com using the equity method and records its proportionate share of earnings or loss. Because the financial statements of
Petopia.com are recorded on a calendar year basis, the Company records its proportionate share of earnings or loss with a lag of one month. The Company recorded $761 for internet operations and equity in loss of unconsolidated affiliates for the third quarter of fiscal 1999. The Company also provides certain marketing and fulfillment services to Petopia.com, in exchange for up to 4,803 Series C preferred shares, according to the terms of a strategic alliance agreement. The Company's investment in Petopia.com is included in investment in affiliates on the accompanying consolidated balance sheets. During the thirty-nine weeks ended October 30, 1999, the Company also increased its investment by $6,015 in a limited partnership which operates retail pet food and supply stores in Canada, with plans to open additional stores. This investment is included in investment in affiliates on the accompanying consolidated balance sheets.

NOTE 4 - NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options.

Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per share, basic and diluted, are presented below:

                                Thirteen Weeks Ended      Thirty-nine Weeks Ended
                              ------------------------   -------------------------
                              October 31,  October 30,   October 31,  October 30,
                                 1998         1999          1998         1999
                              -----------  -----------   -----------  ------------

    Net earnings (loss)          $ (1,849)    $  4,889      $(10,177)    $ 12,572
                                   ======       ======        ======       ======

    Common shares, basic           21,074       21,106        21,073       21,090
    Dilutive effect
     of stock options                  --          260            --          234
                                   ------       ------        ------       ------
    Common shares, diluted         21,074       21,366        21,073       21,324
                                   ======       ======        ======       ======

Shares of 1 and 141 issuable upon the assumed exercise of stock options were not included in computing diluted loss per share for the thirteen weeks and thirty-nine weeks ended October 31, 1998, respectively, because the effect would have been antidilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares were 2,074 and 1,607 for the thirteen and thirty-nine weeks ended October 31, 1998, respectively, and 1,564 and 1,655 for the thirteen and thirty-nine weeks ended October 30, 1999, respectively.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

PETCO is a leading specialty retailer of premium pet food and supplies. As of October 30, 1999, the Company operated 494 stores in 38 states and the District of Columbia. PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations.


RESULTS OF OPERATIONS
THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

Net sales increased 21.6% to $249.0 million for the thirteen weeks ended October 30, 1999 ("third quarter 1999") from $204.8 million for the thirteen weeks ended October 31, 1998 ("third quarter 1998"). The increase in net sales in third quarter 1999 resulted primarily from the comparable store net sales increase of 13.2% and the addition of 54 superstores, partially offset by the closing of 27 stores, of which 10 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $26.5 million, or 60.0%, of the net sales increase. The net increase in the Company's store base accounted for approximately $17.7 million, or 40.0%, of the net sales increase.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased to $67.6 million in third quarter 1999 from $52.0 million in third quarter 1998. As a percentage of sales, gross profit increased 180 basis points to 27.2% in third quarter 1999 from 25.4% in third quarter 1998. Improved execution in inventory management resulted in a favorable adjustment to the shrinkage accrual, which contributed 60 basis points of the increase. The remaining gross profit improvement was achieved from the continuing favorable shift in sales mix from lower margin premium pet food sales into higher margin supplies categories, greater purchasing leverage, particularly in acquired stores that had not yet realized the full benefit of the Company's buying efficiencies and sales mix in the prior period and increased leverage of occupancy costs.

Selling, general and administrative expenses increased to $56.3 million in third quarter 1999 from $47.1 million in third quarter 1998. As a percentage of net sales, these expenses decreased to 22.6% in third quarter 1999 from 23.0% in third quarter 1998. Included in selling, general and administrative expense in the third quarter 1998 is a $1.4 million charge for severance and legal costs related to the Company's management realignment. Excluding this charge, selling, general and administrative expenses increased to 22.6% of net sales in third quarter 1999 from 22.3% in third quarter 1998. The increase was due primarily to the accrual for management bonuses based on improved financial performance.

Merger and business integration costs of $5.6 million were recorded in third quarter 1998 in connection with the acquisition and conversion activities of the stores acquired in prior years.

Operating income in third quarter 1999 was $11.4 million, or 4.6% of net sales, compared with an operating loss of $0.8 million in third quarter 1998. Excluding merger and business integration costs and other charges in the prior year, the Company would have reported operating income of $6.2 million, or 3.0% of net sales, in third quarter 1998.

Net interest expense was $2.5 million for third quarter 1999, compared with net interest expense of $2.0 million for third quarter 1998. Higher debt levels in third quarter 1999 compared with third quarter 1998 led to the increase in interest expense.

The Company recorded a loss of $0.8 million for internet operations and equity in loss of unconsolidated affiliates in third quarter 1999.

Income tax expense was $3.2 million in third quarter 1999, compared with income tax benefit of $1.0 million in third quarter 1998. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

Net earnings were $4.9 million, or $0.23 per diluted share, for third quarter 1999, compared with a net loss of $1.8 million, or $0.09 per diluted share, for third quarter 1998.

Net earnings excluding internet operations and equity in loss of unconsolidated affiliates, and related tax benefits, were $5.3 million, or $0.25 per diluted share, for third quarter 1999, compared with net earnings, excluding merger and business integration costs and other charges, and related tax benefits, in third quarter 1998 of $2.5 million, or $0.12 per diluted share.


THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED WITH THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

Net sales increased 19.5% to $714.8 million for the thirty-nine weeks ended October 30, 1999 from $598.4 million for the thirty-nine weeks ended October 31, 1998. The increase in net sales resulted primarily from the comparable store net sales increase of 11.5% and the addition of 54 superstores, partially offset by the closing of 27 stores, of which 10 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $71.1 million, or 61.1%, of the net sales increase. The net increase in the Company's store base accounted for approximately $45.3 million, or 38.9%, of the net sales increase.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased to $188.6 million for the thirty-nine weeks ended October 30, 1999 from $147.0 million for the same period last year. As a percentage of net sales, gross profit increased 180 basis points to 26.4% for the thirty-nine weeks ended October 30, 1999 from 24.6% for the same period last year. Gross profit increased from the prior year primarily through greater purchasing leverage, particularly in acquired stores which were selling through non-continuing inventories at reduced gross margins in prior year, a continuing favorable shift in sales mix from lower margin premium pet food sales into higher margin supplies categories and increased leverage of occupancy costs.

Selling, general and administrative expenses increased to $160.6 million for the thirty-nine weeks ended October 30, 1999 from $135.3 million for the same period last year. As a percentage of net sales, these expenses decreased to 22.5% for the thirty-nine weeks ended October 30, 1999 from 22.6% in the prior year period. Included in selling, general and administrative expense for the thirty-nine weeks ended October 31, 1998 are a $1.4 million charge in the third quarter 1998 for severance and legal costs related to the Company's management realignment, a $4.5 million charge in the second quarter 1998 related to the write-off of assets in connection with the relocation of the Company's main distribution center and the replacement of point-of-sale equipment in a chain-wide conversion of this equipment and other assets. Excluding these charges, selling, general and administrative expenses increased to 22.5% of net sales for the thirty-nine weeks ended October 30, 1999 from 21.6% for the prior year period. The increase was due primarily to the accrual for management bonuses based on improved financial performance, depreciation and maintenance of the Company's investments in infrastructure in the prior year, accelerated depreciation on store assets related to planned store closures and increased personnel and related costs associated with decentralization of field staff.

Merger and business integration costs of $23.0 million were recorded in the thirty-nine weeks ended October 31, 1998 in connection with the acquisition and conversion activities of the stores acquired in prior years.

Operating income for the thirty-nine weeks ended October 30, 1999 was $28.1 million, or 3.9% of net sales, compared with an operating loss of $11.3 million in the prior year. Excluding merger and business integration costs and other charges in the prior year, the Company would have reported operating income of $17.6 million, or 2.9% of net sales, in the thirty-nine weeks ended October 31, 1998.

Net interest expense was $6.5 million for the thirty-nine weeks ended October 30, 1999, compared with net interest expense of $4.5 million for the same period last year. Higher debt levels in the thirty-nine weeks ended October 30, 1999, compared with the prior year led to the increase in interest expense.

The Company recorded a loss of $0.8 million for internet operations and equity in loss of unconsolidated affiliates for the thirty-nine weeks ended October 30, 1999.

Income tax expense was $8.2 million for the thirty-nine weeks ended October 30, 1999, compared with income tax benefit of $5.6 million in the prior year. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses.

Net earnings were $12.6 million, or $0.59 per diluted share, for the thirty-nine weeks ended October 30, 1999, compared with a net loss of $10.2 million, or $0.48 per diluted share, in the prior year.

Net earnings excluding internet operations and equity in loss of unconsolidated affiliates, and related tax benefits, were $13.0 million, or $0.61 per diluted share, for the thirty-nine weeks ended October 30, 1999, compared with net earnings, excluding merger and business integration costs and other charges, and related tax benefits, for the thirty-nine weeks ended October 31, 1998 of $7.8 million, or $0.37 per diluted share.

YEAR 2000 ISSUES

In 1997, the Company implemented a comprehensive risk-based program to assure that both its information technology ("IT") and non-IT systems are Year 2000 compliant. The Company's compliance program includes various initiatives, including conducting an inventory and identification of all Year 2000-sensitive components of the Company's IT and non-IT systems (including hardware, software, security, and telecommunications), requesting compliance status statements from the Company's business partners, suppliers and vendors, and testing of new and existing systems. The inventory and identification of Year 2000 IT and non-IT issues is substantially complete. The Company has obtained compliance certifications from its major partners, suppliers and vendors. The remediation and testing of new and existing IT and non-IT systems is substantially complete, and additional procedures will be conducted as necessary. Company policy requires that all new software and software upgrades be certified as Year 2000 compliant before installation. Furthermore, the Company has arranged to have appropriate information systems staff available on Saturday, January 1, 2000, and in the following days, in order to quickly remediate any Year 2000 problems that may arise.

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

For certain of the Company's key suppliers, such as pet food suppliers, the disruption of product deliveries would have a material adverse impact on the Company's results of operations. The Company has extended its relationships with these suppliers to include joint Year 2000 risk assessments, remedial actions, testing and contingency plans in the event of non-compliance. Contingency plans included backup manual ordering procedures and the consideration of inventory buildup by the Company prior to December 31, 1999. The Company has selectively accumulated safety stocks of products supplied by certain vendors, particularly overseas vendors that may be especially vulnerable to Year 2000 disruptions. Any additional inventory buildup by the Company may generate unfavorable cash flows and inventory valuation exposures of uncertain amount and duration.

The Company does not expect the future cost of its Year 2000 compliance program to be material to its business, results of operations, or financial condition. However, the failure to correct a material Year 2000 problem could result in an interruption in, or the failure of, normal business activities or operations of the Company. Such failures could have a material adverse effect on the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from uncertainty of the Year 2000 readiness of third-party vendors and suppliers, the Company is unable at this time to determine whether the consequences of any Year 2000 failures will have a material impact on the Company. The Company is dependent on a large number of vendors and suppliers to timely deliver a wide range of goods and services at numerous locations. These vendors and suppliers, in turn, rely on many sub-tier vendors and suppliers. The Company's ability to influence these third parties and to assess their Year 2000 risks is limited. The Company therefore believes that this extended supply chain presents the area of greatest risk of Year 2000 noncompliance.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At October 30, 1999, total assets were $424.4 million, $152.2 million of which were current assets. Net cash provided by operating activities was $30.4 million for the thirty-nine weeks ended October 30, 1999, compared with $12.1 million for the prior year period. The Company's sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The Company's receivables increased $4.9 million in the thirty-nine weeks ended October 30, 1999 due to seasonal fluctuations in vendor receivables. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to purchase fixed assets for new stores, to acquire stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the thirty-nine weeks ended October 30, 1999 the Company invested $15.9 million in affiliates. The affiliates included Petopia.com, a startup e-commerce destination for the sale of pet food and supplies, and a limited partnership that operates retail pet food and supply stores in Canada, with plans to open additional stores. Cash used in investing activities was $50.0 million for the thirty-nine weeks ended October 30, 1999, and $57.4 million for the prior year period.

The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during the thirty-nine week periods ended October 30, 1999, and October 31, 1998. The Company believes that additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores. Cash flows provided by financing activities were $22.8 million for the thirty-nine weeks ended October 30, 1999, and $45.0 million in the prior year period. Cash flows from financing activities were provided by borrowings under long-term debt agreements, net of repayments under long-term debt and other obligations. Cash flows from financing activities were used to fund the Company's expansion program, investment in affiliates and working capital requirements.

The Company has a credit facility with a syndicate of banks with a commitment of up to $150.0 million that expires between July 15, 2004 and July 15, 2006. The credit facility provides for $100.0 million in term loans and $50.0 million in revolving loans. Borrowings under the credit facility are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at the agent bank's corporate base rate plus up to 0.50%, or LIBOR plus 1.00% to 3.25%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage and consolidated net worth. The Company was in full compliance with all such covenants at October 30, 1999. As of October 30, 1999, the Company had $50.0 million of revolving loans available under the credit facility.

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


CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10 - Q, including, but not limited to, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's expansion plans, the integration of operations as a result of acquisitions, reliance on vendors and product lines and exclusive distribution arrangements, competition, performance of new superstores and their future operating results, performance of affiliates and their future operating results, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Certain Cautionary Statements" in PETCO's Annual Report on Form 10-K for the year ended January 30, 1999.

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

As of October 30, 1999, the Company had $100.0 million in debt under the credit facility. The average debt outstanding for the last four quarters was $86.2 million. Based on this average debt level, a hypothetical 50 basis point adverse change in LIBOR rates would increase net interest expense by approximately $0.4 million on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The Company did not have any material foreign currency or other significant market risk or any derivative financial instruments at October 30, 1999.


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. Except as disclosed in the Company's
Form 10-Q for the quarter ended July 31, 1999, the Company is not currently involved in any other pending litigation matters, which the Company believes would have a material adverse effect on the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits

             27.1 Financial Data Schedule (filed electronically only)

          (b) Reports on Form 8-K

             The Company filed no reports on Form 8-K during the thirteen  weeks ended October 30, 1999.

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



                                          Date: December 10, 1999