Form 10-K
period 2000-01-29
PETCO ANIMAL SUPPLIES INC
filed 2000-04-13
CIK 888455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended Commission File Number:
                  January 29, 2000                      0-23574

                           PETCO ANIMAL SUPPLIES, INC.

             (Exact Name of Registrant As Specified In Its Charter)

             Delaware                                    33-047990
------------------------------------        ------------------------------------
    (Sate or Other Jurisdiction             (I.R.S. Employer Identification No.)
 Of Incorporation or Organization)

                  9125 Rehco Road, San Diego, California 92121
          (Address, Including Zip Code, of Principal Executive Offices)

               Registrant's Telephone Number, Including Area Code:
                                 (858) 453-7845

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $. 0001 par value
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

As of April 7, 2000, there were outstanding 21,107,299 shares of the Registrant's Common Stock, $0.0001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $253,947,191.

         Documents Incorporated By Reference: The information called for by Part III is incorporated by reference from the Proxy Statement relating to the 2000 Annual Meeting of Stockholders of the Registrant.





                                     PART I

ITEM 1.  BUSINESS

     PETCO Animal Supplies, Inc. ("PETCO" or the "Company") is a leading specialty retailer of premium pet food and supplies. As of January 29, 2000, the Company operated 490 stores in 39 states and the District of Columbia. PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations.

     The Company's expansion strategy is to open and acquire superstores, including relocations, expansions or remodels of existing, smaller format stores into superstores (collectively referred to herein as "conversions"), and to close underperforming stores. During fiscal 1999, the Company opened or acquired 42 stores, including the conversion of 10 stores into superstores, and closed 18 stores.

     Unless otherwise indicated, all references in this Annual Report to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1999 refer to the fiscal year beginning on January 31, 1999 and ending on January 29, 2000.

The Pet Food, Supply and Services Industry

     General. In 1998, retail sales in the United States of pet food, supplies, small animals (excluding dogs and cats) and services were estimated at $22 billion. Pet food accounted for the majority of this market with an estimated $11 billion in sales, pet supply and small animal sales were estimated at $5 billion, while sales of pet services, which include veterinary services, obedience training and grooming services, were estimated at $6 billion. According to recent estimates, approximately 60 million households in the United States, or over half of all U.S. households, owned at least one pet and over half of pet-owning households owned more than one pet.

     Pet Food. Historically, the pet food industry has been dominated by national supermarket brands such as Alpo, Kal Kan and Purina, which are primarily sold through grocery stores, convenience stores and mass merchants. In recent years, supermarkets' share of total pet food sales has steadily decreased as a result of competition from superstores, warehouse clubs, mass merchandisers and specialty pet stores as well as the growing proportion of premium pet food sales. Premium pet food brands such as Science Diet, Nutro, Eukanuba and Iams, which offer higher levels of nutrition than non-premium brands, account for approximately 30% of the total pet food market according to recent estimates. Science Diet, Nutro and Eukanuba currently are not sold through supermarkets, warehouse clubs and mass merchandisers due to manufacturers' restrictions but are sold primarily through superstores like PETCO, specialty pet stores, veterinarians and farm and feed stores.

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

     Acquisitions. A significant part of the Company's expansion strategy has been to capitalize on the consolidation of the fragmented pet food and supply industry. Generally, the Company has acquired established and well-located stores or chains of stores that are similar in size and format to the Company's existing superstores. Consistent with this strategy, the Company has completed 21 acquisitions, representing 216 stores located in 28 states, since the Company's initial public offering in March 1994. The Company believes that there may be further opportunistic acquisition opportunities that would allow the Company to attract new customers, enter new markets and leverage operating costs.

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

     Competitive Prices. PETCO's pricing strategy is to offer everyday low prices on all food items which are important in attracting and retaining customers. The Company believes in offering value to customers through fair prices coupled with a complete merchandise assortment and superior customer service.

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

     Internet Investment. The Company has a strategic alliance with and an investment in Petopia.com, a comprehensive pet commerce destination on the Internet. The relationship provides PETCO customers with content, commerce and community via the Internet, while enabling Petopia.com to benefit from PETCO's industry leadership position, strong customer base and supplier relationships. PETCO also provides order fulfillment services to Petopia.com at its three central distribution centers. PETCO customers can shop on-line by visiting PETCO's Petopia at www.petco.com.

Merchandising

     Complete Merchandise Assortment. PETCO stores offer the pet owner one of the most complete and exciting assortments of pet products and services available in the marketplace. PETCO's products and services generally fall into five main categories.

         Pet Food. PETCO offers a complete assortment of leading name brand premium food for dogs and cats, such as Nutro, Science Diet, Eukanuba and Iams, as well as selected mass brand foods. Due to manufacturers' restrictions, Nutro, Science Diet and Eukanuba are sold exclusively through specialty pet stores and veterinarians. The Company also offers private label and exclusive label brands of premium dog and cat food. In addition to food for dogs and cats, the Company features a variety of treats and rawhide chew items. The Company also sells an extensive variety of foods for fish, birds, reptiles and small animals.

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

         Grooming and Other Services. Professional grooming is available at many of the Company's superstores. Grooming services are typically performed in glass-walled stations in the stores to increase customer awareness and confidence in the service. In addition, the Company offers vaccinations and obedience training.

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

Store Development

     PETCO plans to open superstores in the future and expects that these will be the Company's current prototype superstores which average approximately
15,000 square feet. These prototype superstores offer a complete merchandise assortment and, in addition, carry fish, birds, reptiles and other small animals, and grooming services.

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

     In fiscal 1999, the Company opened or acquired 42 stores, including the conversion of 10 stores into superstores, and closed 18 stores.

Purchasing and Distribution

     The Company's centralized purchasing and distribution system minimizes the delivered cost of merchandise and maximizes the in-stock position of its stores.

     PETCO purchases most of its merchandise directly from specialty suppliers and manufacturers of national brands. The Company purchases the majority of its pet food products from three vendors; The Iams Company, Hill's Pet Products, Inc. (which produces Science Diet), and Nutro, Inc., the first of which supplied products that accounted for more than 10% and less than 15% of the Company's sales in fiscal 1999. While the Company does not maintain long-term supply contracts with any of its vendors, PETCO believes that it enjoys a favorable and stable relationship with each of these vendors.

     PETCO currently operates three central and five regional distribution centers. The central distribution centers are located in Mira Loma, California; Dayton, New Jersey; and Joliet, Illinois. Bulk items for all stores are either shipped to regional distribution centers for redistribution or are sent directly to store locations. Manufacturers ship non-bulk supplies to the central distribution facilities which the Company then distributes either to regional centers or directly to store locations. Management believes that its centralized distribution system enables its stores to maximize selling space by reducing necessary levels of safety stock carried in each store. PETCO also provides order fulfillment services to Petopia.com at its three central distribution centers.

Competition

     The pet food and supply business is highly competitive. This competition can be categorized into three different segments: (i) mass merchants, including supermarkets, (ii) single store and conventional pet shops and (iii) specialty pet supply chains. Many of the premium pet food brands offered by the Company, such as Nutro, Science Diet, and Eukanuba, are not available to grocery stores or other mass merchants due to manufacturers' restrictions. The Company believes that the principal competitive factors influencing the Company's business are product selection and quality, convenient store locations, customer service and price. The Company believes that PETCO competes effectively within its various geographic areas; however, some of the Company's competitors are much larger in terms of sales volume and have access to greater capital and management resources than the Company.

     One of the Company's premium pet food vendors, The Iams Company, was purchased by Procter & Gamble in fiscal 1999. Through the end of fiscal 1999, Iams brand pet food was not widely available in supermarkets or mass merchants. In fiscal 2000, Procter & Gamble widened the distribution of Iams to supermarkets and mass merchants across the country. The Eukanuba brand of pet food, which is also manufactured by The Iams Company, remains not available to grocery stores or other mass merchants.

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

     The pet food and supply industry has recently seen the growth of several e-commerce retailers on the Internet. Sales of pet food and supplies via the Internet have not been significant to date. However, some e-commerce retailers have substantial financial and technical resources and some e-commerce retailers have strong alliances with established Internet partners. There can be no assurance that in the future the Company will not face greater competition from e-commerce retailers or from land-based national or regional retailers.

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

Employees

     As of January 29, 2000, the Company employed approximately 10,200 associates, of whom approximately 5,000 were employed full-time. Approximately 92% of the Company's employees were employed in stores or in direct field supervision, approximately 4% in distribution centers and approximately 4% in the National Support Center in San Diego. Management believes its labor relations are generally good.

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

     Expansion Plans. The Company's continued growth depends, to a significant degree, on its ability to open and operate new superstores on a profitable basis and to increase sales in existing stores. The Company's performance is also dependent upon a number of other factors, including its ability to locate and obtain favorable superstore sites and negotiate acceptable lease terms, to obtain and distribute adequate product supplies to its stores, to hire and train employees and to upgrade its management information and other operating systems to control the anticipated growth and expanded operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. The Company has previously opened stores in new markets and plans to open additional stores in new markets. The performance of new or existing stores may be adversely affected by regional economic conditions. The Company's expansion strategy could have the effect of drawing customers from its existing stores. In addition, average store contribution and operating margins may be adversely affected in the near term due to the level of preopening expenses and lower anticipated sales volumes of its immature stores. The Company's existing Senior Credit Facility (the "Credit Facility") contains certain covenants which may restrict or impair the Company's growth plans. Management continues to evaluate the Company's long-term distribution needs to accommodate store and sales growth beyond fiscal 2000. Either the Company's failure to expand its distribution facilities in accordance with its growth plans or difficulties incurred in operating its distribution facilities could adversely affect the Company's ability to deliver merchandise to its stores in a timely fashion.

     Integration of Operations as the Result of Acquisitions. Operations of acquired companies must be integrated and combined efficiently for the Company to realize the anticipated benefits of its acquisitions. There can be no assurance that the integration process has been successful or that the anticipated benefits of these acquisitions will be fully realized. For example, in fiscal 1998 the Company experienced disappointing results from some of the stores it acquired in fiscal 1997. The dedication of management resources to acquisitions may detract attention from the day-to-day business of the Company. The difficulties of integration are increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures and accounting and computer systems. There can be no assurance that the Company will achieve expected expense reductions with the acquired companies, that there will not be substantial costs associated with any such reductions, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the short-term earnings of the Company. In fiscal 1997 and 1998, merger and business integration costs of $38.7 million and $23.0 million, respectively, were recorded by the Company in connection with acquisition activities. These costs include transaction costs, costs attributable to lease cancellation and closure of duplicate or inadequate facilities and activities, reformatting, facility conversion and other integration costs, severance, and other costs. The Company recorded no merger and business integration costs in fiscal 1999. The Company acquired two stores during fiscal 1999 in a purchase transaction, without incurring charges for merger and business acquisition costs. However, the Company may make additional acquisitions in the future, which may result in additional costs. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if the Company is unable to successfully integrate such new companies into its operations. Future acquisitions by the Company could also result in potentially dilutive issuances of securities, additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability.

     Reliance on Vendors and Product Lines and Exclusive Distribution Arrangements. The Company purchases significant amounts of products from three key vendors, The Iams Company, Hill's Pet Products, Inc. (which produces Science
Diet), and Nutro, Inc., the first of which supplied products that accounted for more than 10% and less than 15% of the Company's sales in fiscal 1999. The Company does not maintain long-term supply contracts with any of its vendors and the loss of any of these vendors or other significant vendors of premium pet food or pet supplies offered by the Company could have a material adverse effect on the Company. In addition, it could materially adversely affect the Company if any premium pet food manufacturers were to make premium pet food products widely available in supermarkets or through other mass merchants, or if the premium brands currently available to such supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supply retailers. The Company's principal vendors currently provide the Company with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could also have a material adverse effect on the Company.

     One of the Company's primary premium pet food vendors, The Iams Company, was purchased by Procter & Gamble in fiscal 1999. Through the end of fiscal 1999, the premium pet food brands that the Company purchases from The Iams Company, Hill's Pet Products, Inc. (which produces Science Diet), and Nutro, Inc., were not widely available in supermarkets or mass merchants. In fiscal
2000, Procter & Gamble widened the distribution of the Iams brand to supermarkets and mass merchants across the country. The Eukanuba brand of pet food, which is also manufactured by The Iams Company, remains not available to grocery stores or other mass merchants. This change in the distribution of one of the Company's most important products could have a material adverse effect on the Company.

     Competition. The pet food and supply retailing industry is highly competitive. The Company competes with a number of pet superstore chains, smaller pet store chains and independent pet stores. The Company also competes with supermarkets and other mass merchants (see "Reliance on Vendors and Product Lines and Exclusive Distribution Arrangements," above). In addition, several pet food and supply e-commerce retailers commenced business in fiscal 1999 with plans to gain substantial market share. Many of the Company's competitors are larger and have significantly greater resources than the Company. If any of the Company's major competitors seek to gain or retain market share by reducing prices or by introducing additional products, the Company may be required to reduce its prices on key items in order to remain competitive, which may have the affect of reducing its profitability. There is no assurance that in the future the Company will not face greater competition from e-commerce retailers or other land-based national, regional and local retailers.

     Performance of New Superstores; Future Operating Results. The Company has recently opened and acquired superstores in new markets and plans to open and acquire additional superstores in other new markets. There can be no assurance that these stores will be profitable in the near term or that profitability, if achieved, will be sustained. In addition, there can be no assurance that the Company's existing stores will maintain their profitability or that new stores will generate sales levels necessary to achieve store-level profitability, much less profitability comparable to that of existing stores. The Company's comparable store net sales increases were 11.5%, 6.4%, and 11.1% for fiscal 1997, 1998 and 1999, respectively. The Company anticipates that its rate of comparable stores sales growth may be lower in future periods than the growth rates previously experienced due to maturation of the existing store base, the effects of opening additional stores in existing markets, and the wider availability of certain premium pet foods. Due in part to the effect of the timing of store openings and acquisitions, changes in sales growth rates and the changing competitive environment, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.

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

ITEM 2.  PROPERTIES

     The Company leases substantially all of its store and warehouse locations. Original lease terms for the Company's 490 stores generally range from five to twenty years, many of which contain renewal options. Leases on 112 stores expire within the next three years, with leases on 74 of these stores containing renewal options.

     The table below shows the location and number of the Company's stores as of January 29, 2000.

                         Location                        Stores
                         --------                        ------
                         Alabama                            2
                         Arizona                           13
                         Arkansas                           3
                         California                       131
                         Colorado                          10
                         Connecticut                       13
                         Delaware                           1
                         District of Columbia               1
                         Idaho                              2
                         Illinois                          41
                         Indiana                            5
                         Iowa                               6
                         Kansas                             9
                         Kentucky                           1
                         Louisiana                          1
                         Maine                              1
                         Maryland                           7
                         Massachusetts                     21
                         Michigan                           7
                         Minnesota                         18
                         Missouri                          11
                         Montana                            1
                         Nebraska                           6
                         Nevada                             6
                         New Hampshire                      6
                         New Jersey                        14
                         New Mexico                         1
                         New York                          21
                         North Dakota                       2
                         Ohio                               3
                         Oregon                            13
                         Pennsylvania                      16
                         Rhode Island                       1
                         South Dakota                       1
                         Tennessee                          6
                         Texas                             43
                         Utah                               2
                         Virginia                           9
                         Washington                        26
                         Wisconsin                          9
                                                         ----
                                                          490
                                                         ====

     The Company's headquarters, located in San Diego, California, occupy approximately 70,000 square feet of office space which is financed under an obligation which expires February 2006. The Company's five regional distribution centers collectively occupy over 200,000 square feet of space in Stockton, California; Portland, Oregon; New Hope, Minnesota; Mansfield, Massachusetts; and Garland, Texas under leases which expire in April 2001, February 2002, September 2002, December 2003, and August 2004, respectively. The Company's three central distribution centers collectively occupy approximately 800,000 square feet of space in Dayton, New Jersey; Joliet, Illinois; and Mira Loma, California under leases which expire in June 2002, April 2005, and September 2005, respectively. Each of the distribution center leases contains a renewal option.

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

     In addition, the Company is involved in routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended January 29, 2000.

ITEM 4.1.  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

      Name            Age                     Position
      ----            ---                     --------

Brian K. Devine        58   Chairman, President and Chief Executive Officer
Bruce C. Hall          55   Executive Vice President - Operations
Janet D. Mitchell      44   Senior Vice President - Human Resources and
                            Administration

James M. Myers         42   Senior Vice President and
                            Chief Financial Officer

William M. Woodard     51   Senior Vice President - Business Development

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

     BRUCE C. HALL, Executive Vice President, Operations, joined the Company in April 1997. Mr. Hall spent 34 years from 1963 to 1997 with Toys 'R' Us, a retailer of children's toys, where he progressively advanced from field operations through a number of positions, including Senior Vice President of Operations.

     JANET  D.   MITCHELL,   Senior  Vice   President,   Human   Resources   and
Administration,  joined the Company in  February  1989.  From 1989 to 1998,  Ms.
Mitchell served as Vice President, Human Resources. From 1981 to 1989, Ms. Mitchell held various management positions in human resources with the Southland Corporation's 7-Eleven division. From 1978 to 1981, Ms. Mitchell held various positions with the El Torito Restaurant chain. Ms. Mitchell received a bachelor's degree from California State University, San Diego.

     JAMES M. MYERS, Senior Vice President and Chief Financial Officer, joined the Company in May 1990. From 1996 to 1998, Mr. Myers served as Senior Vice President, Finance and prior to that as Vice President, Finance and as Vice President and Controller of the Company. From 1980 to 1990, Mr. Myers held various positions at the accounting firm KPMG LLP, including Senior Audit Manager. Mr. Myers is a CPA and received an accounting degree from John Carroll University.

     WILLIAM M. WOODARD, Senior Vice President, Business Development, joined the Company in January 1991. From 1991 to 1999, Mr. Woodard served as Senior Vice President, Store Operations. From 1987 to 1990, Mr. Woodard was Vice President, Director of Marketing at J. M. Jones, Inc., a wholesale division of SuperValu Stores, Inc. From 1970 to 1987, Mr. Woodard was employed by Safeway Stores, Inc., a grocery retailer, in a number of positions including Retail Operations Manager and Marketing Operations Manager. Mr. Woodard holds an administrative management degree from North Texas State University and an MBA in marketing from the University of Southern California.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock, $.0001 par value, is quoted on the Nasdaq National Market under the symbol "PETC." Public trading of the common stock commenced on March 17, 1994. The following table sets forth for the periods indicated the high and low reported sale prices per share for the common stock as reported by the Nasdaq National Market:

                                         High          Low
                                         ----          ---
    Fiscal 1998

    First Quarter                       $25.00       $13.13
    Second Quarter                       21.13         9.75
    Third Quarter                        10.63         5.38
    Fourth Quarter                       11.25         7.75

    Fiscal 1999

    First Quarter                       $13.50       $ 6.50
    Second Quarter                       18.38        12.44
    Third Quarter                        16.50         9.63
    Fourth Quarter                       15.50         9.38


     On April 7, 2000, there were 660 stockholders of record of the Company's common stock.

     The Company has never paid cash dividends on its common stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands, except per share and operating data)

     The following table sets forth selected consolidated financial and operating data for the Company for the five fiscal years ended January 29, 2000. The selected consolidated financial data presented below under the caption "Income Statement Data" for the five-year period ended January 29, 2000 is derived from the audited consolidated financial statements of the Company and its subsidiaries. The selected consolidated financial data presented below under the caption "Balance Sheet Data" as of February 3, 1996 is derived from the unaudited consolidated financial statements of the Company and its subsidiaries as restated to reflect the poolings of interests during the years ended February 1, 1997 and January 31, 1998. The selected consolidated financial data presented below under the caption "Balance Sheet Data" as of February 1, 1997, January 31, 1998, January 30, 1999, and January 29, 2000 is derived from the audited consolidated financial statements of the Company and its subsidiaries. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of January 29, 2000 and for each of the years in the three-year period ended January 29, 2000 and the independent auditors' report thereon, included and incorporated by reference elsewhere in this Annual Report.

                                                                       Fiscal Year Ended
                                                   ------------------------------------------------------
                                                    Feb. 3,    Feb. 1,   Jan. 31,   Jan. 30,   Jan. 29,
                                                     1996       1997       1998       1999       2000
                                                   --------   --------   --------   --------   --------
Income Statement Data:

Net sales                                          $443,585   $600,637   $749,789   $839,622   $990,289
Cost of sales and occupancy costs                   337,873    446,315    553,566    624,818    720,711
                                                    -------    -------    -------    -------    -------
  Gross profit                                      105,712    154,322    196,223    214,804    269,578
Selling, general and administrative expenses        101,760    132,745    173,667    187,938    220,800
Merger and business integration costs                 9,196     37,208     38,693     22,963         --
                                                    -------    -------    -------    -------    -------
  Operating income (loss)                            (5,244)   (15,631)   (16,137)     3,903     48,778
Loss on disposal of stores                            3,500         --         --         --         --
Interest expense, net                                    71        600      2,530      6,718      8,936
                                                    -------    -------    -------    -------    -------
  Earnings (loss) before Internet operations
  and equity in loss of unconsolidated
  affiliates and income taxes                        (8,815)   (16,231)   (18,667)    (2,815)    39,842
Internet operations and equity in loss of
  unconsolidated affiliates                              --         --         --         --     (1,254)
                                                    -------    -------    -------    -------    -------
  Earnings (loss) before income taxes                (8,815)   (16,231)   (18,667)    (2,815)    38,588
Income taxes (benefit) (1)                          (14,601)    (4,075)    (5,486)      (438)    16,831
                                                    -------    -------    -------    -------    -------
Net earnings (loss)                                $  5,786   $(12,156)  $(13,181)  $ (2,377)  $ 21,757
                                                    =======    =======    =======    =======    =======
Operating earnings  per common share, basic (2)          --         --         --         --   $   1.14
Operating earnings per common share, diluted (2)         --         --         --         --   $   1.13
Net earnings (loss) per common share, basic           $0.36     $(0.63)    $(0.64)    $(0.11)  $   1.03
Net earnings (loss) per common share, diluted         $0.35     $(0.63)    $(0.64)    $(0.11)  $   1.02
Weighted average common shares outstanding, basic    16,147     19,426     20,646     21,073     21,094
Weighted average common shares outstanding, diluted  16,427     19,426     20,646     21,073     21,338

Operating Data:

Total stores open end of period                         353        413        457        476        490
Aggregate gross square footage                    3,169,472  4,435,019  5,299,535  5,637,708  6,075,030
Average net sales per store (3)                  $1,183,000 $1,438,000 $1,696,000 $1,811,000 $2,042,000
Average net sales per gross square foot (4)      $      168 $      162 $      158 $      157 $      168
Percentage increase in comparable store net sales     16.5%      16.1%      11.5%       6.4%      11.1%

Balance Sheet Data:

Working capital                                    $ 29,064   $ 59,928   $ 33,360   $ 39,316   $ 68,883
Total assets                                        214,498    312,617    335,195    387,135    453,894
Long-term debt, excluding current portion                --         --     26,625     65,375     89,050
Capital lease and other obligations, excluding
  current portion                                    13,334     15,581     11,369     20,982     12,436
Total stockholders' equity                          130,040    196,499    186,057    183,841    205,890

--------------

(1) Includes $11.8 million benefit from previously unrecognized deferred tax assets in fiscal 1995.

(2) Operating earnings exclude Internet operations and equity in loss of unconsolidated affiliates and $1.1 million of related tax effects.

(3) Calculated using net sales divided by the number of stores open, weighted by the number of months stores are open during the period.

(4) Calculated using net sales divided by gross square footage of stores open, weighted by the number of months stores are open during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     At January 29, 2000, the Company operated 490 stores in 39 states and the District of Columbia. PETCO plans to open superstores in the future and follows a strategy of converting and expanding its existing smaller format stores to the superstore format. As a result of this strategy, the Company has opened and acquired superstores, has expanded and relocated smaller format stores into superstores and has closed underperforming stores. As a result of the Company's store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store preopening expenses and lower anticipated sales volumes of immature stores.

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

     During fiscal 1999 the Company completed one acquisition of a retailer of pet food and supplies operating two stores in a transaction accounted for as a purchase.

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

                                                 Jan. 31,    Jan. 30,    Jan. 29,
                                                   1998        1999        2000
                                                 --------    --------    --------
Net sales                                         100.0%      100.0%      100.0%
Cost of sales and occupancy costs                  73.8        74.4        72.8
                                                  -----       -----       -----
  Gross profit                                     26.2        25.6        27.2
Selling, general and administrative expenses       23.2        22.4        22.3
Merger and business integration costs               5.2         2.7          --
                                                  -----       -----       -----
  Operating income (loss)                          (2.2)        0.5         4.9
Interest expense, net                               0.3         0.8         0.9
                                                  -----       -----       -----
  Earnings (loss) before internet operations
  and equity in loss of unconsolidated
  affiliates and income taxes                      (2.5)       (0.3)        4.0
Internet operations and equity in loss of
  unconsolidated affiliates                          --          --        (0.1)
                                                  -----       -----       -----
  Earnings (loss) before income taxes              (2.5)       (0.3)        3.9
Income taxes (benefit)                             (0.7)       (0.0)        1.7
                                                  -----       -----       -----
  Net earnings (loss)                              (1.8)       (0.3)        2.2
                                                  =====       =====       =====

Fiscal Year Ended January 29, 2000 Compared with Fiscal Year Ended January 30, 1999

     Net sales increased 17.9% to $990.3 million in fiscal 1999 from $839.6 million in fiscal 1998. The increase in net sales in fiscal 1999 resulted primarily from the addition of 42 stores, including the conversion of 10 stores into superstores, the closing of 18 stores, and a comparable store net sales increase of 11.1%. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $91.2 million, or 60.5%, of the net sales increase, and $59.5 million, or 39.5% of the net sales increase, was attributable to the net increase in the Company's store base.

     Gross profit, defined as net sales less the cost of sales including store occupancy costs, increased $54.8 million, or 25.5%, to $269.6 million in fiscal 1999 from $214.8 million in fiscal 1998. Gross profit as a percentage of net sales increased to 27.2% in fiscal 1999 from 25.6% in fiscal 1998. The majority of this increase in gross margin is due to the continuing shift in the sales mix from lower-margin pet food sales to higher-margin categories such as companion animals, toys and supplies. Also, the fiscal 1998 gross margin was adversely affected by increased distribution costs resulting from the investment in two new central distribution centers and lower leverage of store occupancy costs in the acquired stores during the conversion process.

     Selling, general and administrative expenses increased $32.9 million, or 17.5%, to $220.8 million in fiscal 1999 from $187.9 million in fiscal 1998. The increase was due primarily to increased personnel and related costs associated with supporting increased sales and new store openings. As a percentage of net sales, these expenses decreased to 22.3% in fiscal 1999 from 22.4% in fiscal 1998. Included in selling, general and administrative expenses in fiscal 1998 are a $1.4 million charge for severance and legal costs related to the Company's management realignment and a $4.5 million charge related to the write-off of assets in connection with the relocation of the Company's main distribution center and the replacement of point-of-sale equipment in a chain-wide conversion of this equipment and other assets. Excluding these charges, selling, general and administrative expenses were 21.7% in fiscal 1998, compared with 22.3% in 1999. The increase in 1999 was primarily due to increased personnel and related costs associated with decentralization of field staff, depreciation and maintenance of the Company's investments in infrastructure in the prior year, and the accrual for management bonuses based on improved financial performance.

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

     Operating income was $48.8 million in fiscal 1999 compared with operating income of $3.9 million in fiscal 1998. Excluding merger and business integration costs and other charges, on a comparable basis, the Company would have reported operating income of $32.8 million or 3.9% of net sales in fiscal 1998, compared with operating income of $48.8 million, or 4.9% of net sales in fiscal 1999.

     Internet operations and equity in loss of unconsolidated affiliates was $1.3 million in fiscal 1999. This consists of $4.0 million of equity in the losses of Petopia.com, partially offset by $2.7 million earned by the Company for its support of Petopia.com under the terms of its alliance agreement.

     Net interest expense was $8.9 million in fiscal 1999 compared with net interest expense of $6.7 million in fiscal 1998. Increased borrowings in fiscal 1999 led to the increase in interest expense.

     Income taxes were $16.8 million in fiscal 1999 compared with income tax benefit of $0.4 million in fiscal 1998. Income tax benefit reflects the Federal and state tax benefits of the loss before income taxes, net of the effect of non-deductible expenses. The Company has not recognized any tax benefit for its equity share of the losses in Petopia.com, which impacts the effective tax rate in fiscal 1999. The Company's effective tax rate before Internet operations and equity in loss of unconsolidated affiliates was 39.5% in fiscal 1999.

     Net earnings were $21.8 million, or $1.02 per diluted share, in fiscal 1999, compared with net loss of $2.4 million, or $0.11 per diluted share, in fiscal 1998. Net earnings, excluding Internet operations and equity in loss of unconsolidated affiliates, and related tax effects, increased to $24.1 million, or $1.13 per diluted share, compared with net earnings in the prior year, excluding merger and business integration costs and related charges and tax benefits of $15.6 million, or $0.74 per diluted share.

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

     Gross profit increased $18.6 million, or 9.5%, to $214.8 million in fiscal 1998 from $196.2 million in fiscal 1997. Gross profit as a percentage of net sales decreased to 25.6% in fiscal 1998 from 26.2% in fiscal 1997. This decrease reflects lower gross margins generated from sales in the stores acquired in the last half of fiscal 1997, which were undergoing conversions to PETCO's assortment and selling through non-continuing inventory at reduced gross margins. Also, increased distribution costs resulting from the investment in two new central distribution centers and lower leverage of store occupancy costs, particularly in the acquired stores during the conversion process, contributed to this decline.

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

Quarterly Data

     The following tables set forth the unaudited quarterly results of operations for fiscal 1998 and fiscal 1999. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. The Company expects quarterly results of operations to fluctuate depending on the timing and amount of revenue contributed by new stores.

     The Company believes that its business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.

                                                              Fiscal Quarter Ended
                                                   -------------------------------------------
                                                     May 2,     Aug. 1,   Oct. 31,   Jan. 30,
Fiscal 1998                                           1998       1998       1998       1999
-----------                                        ---------  ---------  ---------  ---------
Net sales                                          $ 196,296  $ 197,318  $ 204,785  $ 241,223
Gross profit                                          46,676     48,343     51,955     67,830
Operating income (loss)                                 (338)   (10,130)      (819)    15,190
Net earnings (loss)                                   (1,068)    (7,261)    (1,849)     7,801
Net earnings (loss) per share, basic and diluted   $   (0.05) $   (0.34) $   (0.09) $    0.37

Stores open at end of period                             458        461        467        476
Aggregate gross square footage                     5,328,996  5,420,586  5,602,596  5,637,708
Percentage increase in comparable store net sales        5.7%       5.4%      5.0%        8.7%

                                                              Fiscal Quarter Ended
                                                   -------------------------------------------
                                                     May 1,    Jul. 31,   Oct. 30,   Jan. 29,
Fiscal 1999                                           1999       1999       1999       2000
-----------                                        ---------  ---------  ---------  ---------
Net sales                                          $ 229,657  $ 236,184  $ 249,007  $ 275,441
Gross profit                                          59,122     61,880     67,638     80,938
Operating income                                       7,812      8,889     11,387     20,690
Net earnings                                           3,562      4,121      4,889      9,185
Operating earnings                                     3,562      4,121      5,349     11,072
Operating earnings per share, basic (1)            $    0.17  $    0.20  $    0.25  $    0.52
Operating earnings per share, diluted (1)          $    0.17  $    0.19  $    0.25  $    0.52
Net earnings per share, basic                      $    0.17  $    0.20  $    0.23  $    0.44
Net earnings per share, diluted                    $    0.17  $    0.19  $    0.23  $    0.43

Stores open at end of period                             482        485        494        490
Aggregate gross square footage                     5,773,881  5,889,004  6,068,222  6,075,030
Percentage increase in comparable store net sales       10.9%      12.1%      13.2%       8.5%

(1) Operating earnings exclude Internet operations and equity in loss of unconsolidated affiliates, net of tax effects.

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

     The change from calendar year 1999 to 2000 passed without any Year 2000 problems for the Company. The potential does exist, however, for Year 2000 problems to arise at various dates in the future. The Company continues to monitor the issue. There can be no assurance, however, that the Company's assessment of the impact of Year 2000 is complete and that further analysis and study, as well as the testing and implementation of planned solutions, will not reveal the need for additional remedial work. The Company is potentially vulnerable to mistakes made by key suppliers of products and services, and to operational difficulties in the Company's corporate offices, distribution centers or store locations. The financial magnitude of these risks cannot currently be estimated.

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

Liquidity and Capital Resources

     The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At January 29, 2000, total assets were $453.9 million, $185.2 million of which were current assets. Net cash provided by operating activities was $14.5 million, $27.9 million and $77.1 million for fiscal 1997, 1998 and 1999, respectively. The Company's sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

     The Company uses cash in investing activities to purchase fixed assets for new stores, to acquire stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During fiscal 1999 the Company invested $18.5 million in affiliates. The affiliates include Petopia.com, an e-commerce destination for the sales of pet food and supplies, and a limited partnership that operates retail pet food and supply stores in Canada. During fiscal 1998 the Company invested $4.9 million in the limited partnership and made loans of $6.5 million to a limited partner in the limited partnership. Cash used in investing activities was $69.5 million, $62.3 million and $62.3 million for fiscal 1997, 1998 and 1999, respectively.

     The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during fiscal 1999. Purchases of $1.3 million and $20.3 million of fixed assets were financed in this manner during fiscal 1997 and 1998, respectively. The Company believes additional sources of capital lease and other obligation financing are available on a cost-effective basis and plans to use them, as necessary, in connection with its expansion program.

     During fiscal 1996, the Company completed two acquisitions of retailers of pet food and supplies in purchase transactions. The aggregate fair value of assets acquired was $14.4 million and assumed liabilities were $1.4 million with $13.0 million of net cash invested in the acquisition of these businesses, of which $6.0 was expended in fiscal 1997.

     During fiscal 1998, the Company completed two acquisitions of retailers of pet food and supplies in purchase transactions. The aggregate fair value of assets acquired and the net cash invested in the acquisition of these businesses was $2.1 million, of which $0.3 million was expended in fiscal 1999.

     During fiscal 1999, the Company completed the acquisition of a retailer of pet food and supplies in a purchase transaction. The aggregate fair value of assets acquired and the net cash invested in the acquisition of this business was $2.6 million.

     The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores. Cash flows provided by financing activities were $13.5 million, $33.3 million and $18.9 million in fiscal 1997, 1998 and 1999, respectively. In fiscal 1997, 1998, and 1999, net proceeds of $2.4 million, $0.1 million, and $0.3 million, respectively, were generated from sales of common stock. Remaining cash flows provided by financing activities were borrowings under long-term debt agreements, net of repayment of long-term debt agreements and other obligations. Cash flows from financing activities were used to fund the Company's expansion program, investment in affiliates and working capital requirements.

     The Company has a credit facility with a syndicate of banks with a commitment of up to $150.0 million that expires between July 15, 2004 and July 15, 2006. The credit facility provides for $100.0 million in term loans and $50.0 million in revolving loans. Borrowings under the credit facility are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at the agent bank's corporate base rate plus up to 0.50%, or LIBOR plus 1.00% to 3.25%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage and consolidated net worth. The Company was in full compliance with all such covenants at January 29, 2000. As of January 29, 2000, the Company had $50.0 million of revolving loans available under the credit facility.

     As of January 29, 2000, the Company had available net operating loss carryforwards of $47.9 million for federal income tax purposes, which begin expiring in 2012, and $24.0 million for state income tax purposes, which begin expiring in 2005.

     The Company anticipates that funds generated by operations, funds available under the credit facility and currently available vendor financing and capital lease and other obligation financing will be sufficient to finance its continued operations and planned store openings at least through fiscal 2000.

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

     As of January 29, 2000, the Company had $98.2 million in debt under the credit facility. The average debt outstanding for the fiscal year was $92.2 million. Based on this average debt level, a hypothetical 10% adverse change in LIBOR rates would increase net interest expense by approximately $0.6 million on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

     The Company did not have any material foreign exchange or other significant market risk or any derivative financial instruments at January 29, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.





                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning the executive officers of the Company which is set forth in Item 4.1 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

                                                                       Page

     Independent Auditors' Report                                       23
     Consolidated Balance Sheets                                        24
     Consolidated Statements of Operations                              25
     Consolidated Statements of Stockholders' Equity                    26
     Consolidated Statements of Cash Flows                              27
     Notes to Consolidated Financial Statements                         28

(b) Reports on Form 8-K

     None

(c) Exhibits

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.





                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Petco Animal Supplies, Inc.:

We have audited the accompanying consolidated balance sheets of Petco Animal Supplies, Inc. and subsidiaries as of January 30,1999 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petco Animal Supplies, Inc. and subsidiaries as of January 30, 1999 and January 29, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles.

                                    KPMG LLP

San Diego, California
March 7, 2000







                           PETCO ANIMAL SUPPLIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                     ASSETS

                                                           January 30, January 29,
                                                              1999        2000
                                                           ----------- -----------

Current assets:
  Cash and cash equivalents                               $   2,324     $  36,059
  Receivables                                                 7,638         8,721
  Inventories                                               104,789       116,913
  Deferred tax assets (note 7)                               16,769        18,686
  Other                                                       5,993         4,844
                                                           --------      --------
    Total current assets                                    137,513       185,223

Fixed assets (note 5):

  Equipment                                                  76,992        96,324
  Furniture and fixtures                                     58,963        62,901
  Leasehold improvements                                    123,761       134,429
                                                           --------      --------
                                                            259,716       293,654
  Less accumulated depreciation and amortization            (72,206)     (101,251)
                                                           --------      --------
                                                            187,510       192,403

Goodwill                                                     37,804        36,362
Deferred tax assets (note 7)                                  9,681            --
Investment in affiliates (note 3)                             3,862        26,360
Other assets                                                 10,765        13,546
                                                           --------      --------
                                                          $ 387,135     $ 453,894
                                                           ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  51,099     $  52,147
  Accrued expenses                                           23,783        31,929
  Accrued salaries and employee benefits                      9,792        15,285
  Current portion of long-term debt (note 4)                  4,500         9,125
  Current portion of capital lease and other
    obligations (note 5)                                      9,023         7,854
                                                           --------      --------
    Total current liabilities                                98,197       116,340
Long-term debt, excluding current portion (note 4)           65,375        89,050
Capital lease and other obligations, excluding current
  portion (note 5)                                           20,982        12,436
Accrued store closing costs                                   7,005         5,378
Deferred tax liability (note 7)                                  --         7,083
Deferred rent and other liabilities                          11,735        17,717

Stockholders' equity (note 6):
  Common stock, $.0001 par value, 100,000 shares
    authorized, 21,074 and 21,107 shares issued
    and outstanding, respectively                                 2             2
  Additional paid-in capital                                270,916       271,208
  Accumulated deficit                                       (87,077)      (65,320)
                                                           --------      --------
    Total stockholders' equity                              183,841       205,890
Commitments and contingencies (notes 5, 6, and 9)

                                                           --------      ---------
                                                          $ 387,135     $ 453,894
                                                           ========      ========


          See accompanying notes to consolidated financial statements.




                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                           Years Ended
                                               -----------------------------------
                                               January 31, January 30, January 29,
                                                  1998        1999        2000
                                               ----------  ----------  ----------

Net sales                                      $  749,789  $  839,622  $  990,289

Cost of sales and occupancy costs                 553,566     624,818     720,711
                                                ---------   ---------   ---------

      Gross profit                                196,223     214,804     269,578

Selling, general and administrative expenses      173,667     187,938     220,800

Merger and business integration costs (note 2)     38,693      22,963          --
                                                ---------   ---------   ---------

      Operating income (loss)                     (16,137)      3,903      48,778

Interest income                                      (588)       (176)       (863)

Interest expense                                    3,118       6,894       9,799
                                                ---------   ---------   ---------

      Earnings (loss) before Internet
        operations and equity in loss of
        unconsolidated affiliates
        and income taxes                          (18,667)     (2,815)     39,842

Internet operations and equity in loss
  of unconsolidated affiliates (note 3)                --          --      (1,254)
                                                ---------   ---------   ---------

      Earnings (loss) before income taxes         (18,667)     (2,815)     38,588

Income taxes (benefit) (note 7)                    (5,486)       (438)     16,831
                                                ---------   ---------   ---------

      Net earnings (loss)                      $  (13,181) $   (2,377) $   21,757
                                                =========   =========   =========


Earnings (loss) per common share:

      Basic                                    $    (0.64) $    (0.11) $     1.03
                                                =========   =========   =========

      Diluted                                  $    (0.64) $    (0.11) $     1.02
                                                =========   =========   =========

Weighted average common shares:

      Basic                                        20,646      21,073      21,094

      Diluted                                      20,646      21,073      21,338





          See accompanying notes to consolidated financial statements.






                           PETCO ANIMAL SUPPLIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                            Additional                Total
                              Common Stock    Paid-in  Accumulated Stockholders'
                        -------------------
                            Shares   Amount   Capital    Deficit      Equity
                        ------------------- ---------- ----------- ------------
Balances at

 February 1, 1997           20,153   $    2  $265,971    $(69,474)    $196,499

Beginning balance of
 immaterial poolings

 of interests (note 2)         613       --     2,311      (2,045)         266

Exercise of options            293       --     2,449          --        2,449

Issuance of stock

 for services                    1       --        24          --           24

Net loss                        --       --        --     (13,181)     (13,181)
                          --------    -----   -------     -------      -------

Balances at

 January 31, 1998           21,060   $    2  $270,755    $(84,700)    $186,057

Exercise of options             13       --       143          --          143

Issuance of stock

 for services                    1       --        18          --           18

Net loss                        --       --        --     ( 2,377)     ( 2,377)
                          --------    -----   -------     -------      -------

Balances at

 January 30, 1999           21,074   $    2  $270,916    $(87,077)    $183,841

Exercise of options             33       --       292          --          292

Net earnings                    --       --        --      21,757       21,757
                          --------    -----   -------    --------      -------

Balances at

 January 29, 2000           21,107   $    2  $271,208    $(65,320)    $205,890
                          ========    =====   =======     =======      =======





          See accompanying notes to consolidated financial statements.






                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                  Years Ended
                                                    -----------------------------------------
                                                    January 31,    January 30,    January 29,
                                                       1998           1999           2000
                                                    -----------    -----------    -----------
Cash flows from operating activities:

  Net earnings (loss)                                $(13,181)      $ (2,377)      $ 21,757
  Depreciation and amortization                        24,289         30,382         39,280
  Deferred taxes                                       (5,391)          (211)        14,847
  Equity in loss of unconsolidated affiliates              --             --          1,254
  Loss on retirement of fixed assets                    5,908          1,743             30
  Issuance of stock for services                           24             18             --
  Changes in assets and liabilities, net of effects
    of purchase acquisitions:
    Receivables                                        (2,845)         3,241         (1,083)
    Inventories                                        (7,992)        (7,916)       (11,975)
    Other assets                                       (3,378)          (767)          (784)
    Accounts payable                                   12,667           (695)         1,048
    Accrued expenses                                      567          2,225          6,937
    Accrued salaries and employee benefits                145            550          5,493
    Accrued store closing costs                         2,489         (1,069)        (1,544)
    Deferred rent                                       1,170          2,822          1,856
                                                      -------        -------        -------
      Net cash provided by operating activities        14,472         27,946         77,116
                                                      -------        -------        -------

Cash flows from investing activities:

  Additions to fixed assets                           (59,633)       (51,689)       (40,050)
  Investment in affiliates                                 --         (4,879)       (18,459)
  Net cash invested in acquisitions of businesses      (6,028)        (1,813)        (2,927)
  Loan to affiliate                                        --         (6,545)            --
  Change in other assets                               (3,869)         2,622           (822)
                                                      -------        -------        -------
      Net cash used in investing activities           (69,530)       (62,304)       (62,258)
                                                      -------        -------        --------

Cash flows from financing activities:

  Borrowings under long-term debt agreements           28,591         43,250         32,375
  Repayment of long-term debt agreements              (10,335)        (3,375)        (4,075)
  Repayment of capital lease and other obligations     (7,221)        (6,690)        (9,715)
  Proceeds from the issuance of common stock            2,449            143            292
                                                      -------        -------        -------
      Net cash provided by financing activities        13,484         33,328         18,877
                                                      -------        -------        -------

Net increase (decrease) in cash and cash equivalents  (41,574)        (1,030)        33,735
Cash and cash equivalents at beginning of year         44,338          3,354          2,324
Beginning cash and cash equivalents of immaterial
  poolings of interests                                   590             --             --
                                                      -------        -------        -------
Cash and cash equivalents at end of year             $  3,354       $  2,324       $ 36,059
                                                      =======        =======        =======

Supplemental cash flow disclosures:

  Interest paid on debt                              $  3,105       $  5,684       $  9,481
  Income taxes paid                                  $    920       $    141       $  1,101
Supplemental disclosure of noncash financing
  activities:
  Additions to capital leases                        $  1,268       $ 20,253       $     --




          See accompanying notes to consolidated financial statements.




                           PETCO ANIMAL SUPPLIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.   Summary of Significant Accounting Policies

     (a)  Description of Business:

     PETCO Animal Supplies, Inc., (the Company or PETCO) a Delaware corporation, is a national specialty retailer of premium pet food and supplies with stores in 39 states and the District of Columbia.

     (b)  Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated.

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

     (h)  Goodwill and Long-Lived Assets:

     Costs in excess of net assets of acquired businesses is amortized on the straight-line method over 15 years. The carrying value of goodwill is reviewed on a periodic basis for recoverability based on expectations for future undiscounted cash flows from the related operations. Should the review indicate that goodwill is not recoverable, the Company adjusts the goodwill to the extent carrying value exceeds the fair value of the goodwill. Accumulated amortization at January 30, 1999 and January 29, 2000 was $9,569 and $12,790, respectively.

     In addition, the Company periodically assesses long-lived assets for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent carrying value exceeds the fair value of the asset. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles and property and equipment.

     (i)  Other Assets:

     The Company has a secured loan to another limited partner in a limited partnership which operates retail pet food and supply stores in Canada. The loan bears interest at 7.5% and matures on October 1, 2003. The loan balance at January 30, 1999 and January 29, 2000 was $6,545, and is included in other assets on the accompanying balance sheet.

     The remainder of other assets consists primarily of lease deposits, non-compete agreements, debt issuance costs and prepaid expenses. Non-compete agreements are amortized using the straight-line method over the periods of the agreements, generally five to seven years. Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt, generally five years. Accumulated amortization for intangible other assets at January 30, 1999 and January 29, 2000 was $802 and $1,580, respectively.

     (j)  Store Closing Costs:

     Management continually reviews the ability of stores to provide positive contributions to the Company's results. The Company charges costs associated with store closures, consisting primarily of lease obligations, to operations upon commitment to close a store within the next 12 months.

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

     (l)  Fair Value of Financial Instruments:

     Because of their short maturities, the carrying amounts for cash and cash equivalents, receivables, accounts payable, accrued expenses, and accrued salaries and employee benefits approximate fair value. The carrying amounts for long-term debt, other obligations and loan to affiliate approximate fair value as the interest rates and terms are substantially similar to those that could be obtained currently for similar instruments.

     (m)  Stock Options:

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

     (n)  Earnings (Loss) Per Share:

     The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options.

     Dilutive effect of stock options of 581 and 84 shares were not included in computing diluted loss per share for fiscal years 1997 and 1998, respectively, because the effect would have been antidilutive. In addition, options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares were 942, 1,995 and 1,621 for the fiscal years 1997, 1998 and 1999, respectively.

     (o)  Comprehensive Income:

     SFAS No. 130, "Reporting Comprehensive Income" requires that certain items of comprehensive income other than net earnings or loss be reported in the financial statements. For the three years ended January 29, 2000, the Company's comprehensive income (loss) equaled net earnings (loss).

     (p)  Segment Reporting:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires annual and interim reporting for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's stores are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the stores and the common nature of the products, customers and methods of distribution.

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

     During fiscal 1998, the Company completed two acquisitions of retailers of pet food and supplies in transactions accounted for as purchases. The aggregate fair value of assets acquired and the net cash invested in these businesses was $2,088, of which $275 was expended in fiscal 1999. The excess of the aggregate cost over the fair value of net assets acquired was $1,814, which was recorded as goodwill and is being amortized over fifteen years.

     During fiscal 1999, the Company completed one acquisition of a retailer of pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired and the net cash invested in this business was $2,616. The excess of the aggregate cost over the fair value of net assets acquired was $1,468, which was recorded as goodwill and is being amortized over fifteen years.

     The consolidated financial statements include the operating results from the closing date for each respective purchase acquisition. The purchase acquisitions during fiscal years 1998 and 1999 did not materially affect results of operations and accordingly, pro-forma results are not presented.

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

3.   Investment in Affiliates

     During fiscal 1999, the Company acquired an equity interest in Petopia.com, an e-commerce destination for the sale of pet food and supplies. At January 29, 2000, the Company owned 4,335 shares of Petopia.com preferred stock, representing an ownership interest of 10.0%, and warrants to purchase additional preferred shares. The Company accounts for its investment in Petopia.com using the equity method and records its proportionate share of earnings or loss. Because the financial statements of Petopia.com are recorded on a calendar year basis, the Company records its proportionate share of earnings or loss with a lag of one month. The Company recognized $4,021 in equity in losses for fiscal 1999. The Company also provides certain marketing and fulfillment services to Petopia.com according to the terms of a strategic alliance agreement, under which the Company may earn an additional 3,843 Series C preferred shares. Including these shares, the Company's ownership interest would have been 17.4% at January 29, 2000, prior to the exercise of any warrants granted to the Company. The Company earned $2,767 from Petopia.com, primarily under the terms of the agreement in fiscal 1999. These items are reflected as Internet operations and equity in loss of unconsolidated affiliates in the accompanying statements of operations.

     The Company has a 60% limited partner interest in a limited partnership (the "LP") which operates retail pet food and supply stores in Canada. Pursuant to the terms of an option agreement, the Company may increase its interest in the LP. The Company accounts for its investment in the LP using the equity method as it does not exercise control over the LP and records its proportionate share of earnings or loss according to the partnership agreement. The Company did not record any earnings or loss for the years ended January 30, 1999 and January 29, 2000. The Company's investment in the LP at January 30, 1999 and January 29, 2000 was $5,862 and $12,415, respectively.

4.   Long-Term Debt

     The Company has a credit facility with a syndicate of banks with a commitment of up to $150.0 million that expires between July 15, 2004 and July 15, 2006. The credit facility provides for $100.0 million in term loans and $50.0 million in revolving loans. Borrowings under the credit facility are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at the agent bank's corporate base rate plus up to 0.50%, or LIBOR plus 1.00% to 3.25%, based on the Company's leverage ratio at the time. The effective interest rate of these borrowings at January 29, 2000 was 8.18% to 9.74%. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage, and consolidated net worth.

        Long-term debt consists of:
                                          January 30,  January 29,
                                             1999         2000
                                          -----------  -----------
        Revolving loans                     $43,250      $    --
        Term loan                            26,625       98,175
                                             ------       ------
                                             69,875       98,175
        Less current portion                  4,500        9,125
                                             ------       ------
                                            $65,375      $89,050
                                             ======       ======

     Annual maturities of long-term debt for the next five fiscal years are as follows: $9,125, $8,425, $10,675, $11,800 and $15,525.

5.   Lease Commitments and Other Obligations

     The Company finances certain fixed assets under capital leases. There are approximately $42,753 and $37,272 in fixed assets financed through capital leases at January 30, 1999 and January 29, 2000, respectively. Accumulated amortization related to these financed assets was approximately $12,866 and $16,690 at January 30, 1999 and January 29, 2000, respectively.

     The Company leases warehouse and store facilities and equipment under operating leases. These operating leases generally have terms from three to ten years. Certain store leases include additional contingent rental payments ranging from 2% to 6% of store revenues above defined levels. Contingent rentals during fiscal years 1997, 1998, and 1999 were $33, $44 and $68, respectively.

     At January 29,  2000,  the present  value of future  minimum  payments  for
capital  lease  and  other   obligations,   and  minimum  lease  payments  under
noncancelable operating leases were as follows:

                                               Capital Leases
                                                  and Other      Operating

      Years                                      Obligations       Leases
      -----                                     -------------    -----------
      2000                                         $ 9,246       $ 97,211
      2001                                           7,036         96,270
      2002                                           4,409         87,356
      2003                                             314         81,952
      2004                                             276         73,397
      Thereafter                                     2,021        319,772
                                                    ------        -------

      Total minimum payments                        23,302       $755,958
                                                                  =======

      Less amount representing interest              3,012
                                                    ------

      Present value of net minimum capital
         lease and other obligations payments       20,290

      Less current portion of capital lease
         and other obligations                       7,854
                                                    ------

      Capital lease and other obligations          $12,436
                                                    ======

     Rent expense under operating leases for fiscal years 1997, 1998, and 1999 was approximately $70,506, $79,672, and $89,352, respectively.

6.   Equity

     (a) Common Stock:

     The authorized number of shares is 100,000.

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

     In 1996, the Company assumed an employee stock option plan ("1993 Company Plan") from Pet Food Warehouse which provided for the granting of incentive and nonqualified stock options with exercise prices equal to their fair market values on their grant dates that become exercisable over various periods and expire five or six years after the date of grant. The common shares and exercise prices under this plan were adjusted based on the common share conversion rate per the merger agreement with Pet Food Warehouse. No further grants will be made under this plan.

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

     Information regarding the stock option plans follows:

                                1994 Company Plan                 1993 Company Plan
                       --------------------------------   --------------------------------
                                               Weighted                           Weighted
                                               Average                            Average
                                Option Price   Exercise           Option Price    Exercise
                       Shares    Per Share      Price     Shares   Per Share       Price
                       ------   ------------   --------   ------  ------------    -------

Outstanding at
  February 1, 1997       926   $10.33-$23.17   $ 14.77      209   $14.95-$42.27   $ 19.52
Granted                  645   $22.50-$30.31   $ 23.17       --   $          --   $    --
Exercised               (164)  $       10.33   $ 10.33      (75)  $15.24-$27.21   $ 20.11
Cancelled                (85)  $10.33-$23.17   $ 20.52      (13)  $14.95-$42.27   $ 23.71
                       -----                              -----
Outstanding at
   January 31, 1998    1,322   $10.33-$30.31   $ 18.89      121   $14.95-$27.73   $ 18.74
Granted                  715   $17.44-$18.44   $ 17.47       --   $          --   $    --
Exercised                 (4)  $10.33-$12.33   $ 12.23       (1)  $18.40-$20.70   $ 18.67
Cancelled               (170)  $10.33-$23.17   $ 19.74       (4)  $14.95-$24.73   $ 20.53
                       -----                              -----
Outstanding at
   January 30, 1999    1,863   $10.33-$30.31   $ 18.28      116   $14.95-$27.73   $ 18.67
Granted                  649   $ 7.31-$15.50   $  7.43       --   $          --   $    --
Exercised                (12)  $10.33-$12.33   $ 10.77       --   $          --   $    --
Cancelled               (211)  $ 7.31-$27.50   $ 13.81       (4)  $14.95-$27.21   $ 23.67
                       -----                              -----
Outstanding at
   January 29, 2000    2,289   $ 7.31-$30.31   $ 15.66      112   $14.95-$27.73   $ 18.49
                       =====                              =====

Exercisable at

  January 31, 1998       372   $10.33-$30.25   $ 12.55      111   $14.95-$27.73   $ 18.63
Exercisable at
  January 30, 1999       512   $10.33-$30.31   $ 12.88      112   $14.95-$27.73   $ 18.65
Exercisable at
  January 29, 2000       742   $10.33-$30.31   $ 16.27      112   $14.95-$27.73   $ 18.49

Available for grant at
  January 29, 2000     1,067                                 --

                               Directors' Plan                    1989 Company Plan
                       --------------------------------   --------------------------------
                                               Weighted                           Weighted
                                               Average                            Average
                                Option Price   Exercise            Option Price   Exercise
                       Shares     Per Share      Price     Shares    Per Share      Price
                       ------   ------------   --------    ------  ------------   --------
Outstanding at
   February 1, 1997       14   $10.33-$31.67   $ 15.96      188   $ 7.70-$11.54   $  9.40
Granted                   12   $21.38-$22.50   $ 21.67       --   $       11.54   $ 11.54
Exercised                 --   $          --   $    --     (134)  $ 7.70-$11.54   $  9.61
Cancelled                 --   $          --   $    --       --   $          --   $    --
                       -----                              -----
Outstanding at
  January 31, 1998        26   $10.33-$31.67   $ 18.64       54   $ 7.70-$11.54   $  8.89
Granted                   35   $ 4.78-$17.44   $  8.60       --   $          --   $    --
Exercised                 --   $          --   $    --      (13)  $       11.54   $ 11.54
Cancelled                 --   $          --   $    --       (2)  $       11.54   $ 11.54
                       -----                              -----
Outstanding at
  January 30, 1999        61   $ 4.78-$31.67   $ 13.02       39   $ 7.70-$11.54   $  7.87
Granted                   50   $ 6.22-$14.03   $  9.12       --   $          --   $    --
Exercised                 --   $          --   $    --      (21)  $        7.70   $  7.70
Cancelled                 --   $          --   $    --       --   $          --   $    --
                       -----                              -----
Outstanding at
  January 29, 2000       111   $ 4.78-$31.67   $ 11.26       18   $ 7.70-$11.54   $  8.06
                       =====                              =====

Exercisable at

  January 31, 1998        26   $10.33-$31.67   $ 18.64       54   $ 7.70-$11.54   $  8.89
Exercisable at
  January 30, 1999        61   $ 4.78-$31.67   $ 13.02       39   $ 7.70-$11.54   $  7.87
Exercisable at
  January 29, 2000       111   $ 4.78-$31.67   $ 11.26       18   $ 7.70-$11.54   $  8.06

Available for grant at
  January 29, 2000        22                                 --


     In March 2000, options for 737 shares were granted under the 1994 Company Plan which vest in March 2003 and are exercisable at $12.44 per share. In February and March 2000, options for 15 shares were granted under the Directors Plan that were immediately exercisable at a range of $10.20 to $12.44 per share.

     (c) Accounting for Stock Options:

     The Company accounts for stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation expense was recognized. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by $3,850, or $0.18 per share, during 1997, the Company's net loss and loss per share would have been increased by $3,749, or $0.18 per share, during 1998, and the Company's net earnings and earnings per share would have been decreased by $3,521, or $0.17 per share, during 1999. The pro forma change in net earnings
(loss) reflects only options granted since 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma change in net earnings (loss) amounts presented above because compensation cost is reflected over the options vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. The weighted average fair value of the options granted during 1997, 1998 and 1999 were estimated as $11.65, $9.46 and $4.48 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 47.5%, 59.0% and 62.1%, risk-free interest rate of 6.0%, 5.0% and 6.0% for 1997, 1998 and 1999, respectively, and an expected life of five years for all grants.

     The following table summarizes information about the options outstanding under all stock option plans at January 29, 2000:

                          Options Outstanding               Options Exercisable
                  -----------------------------------   --------------------------
                                Weighted
                                 Average     Weighted                    Weighted
   Range of                     Remaining    Average                     Average
   Exercise         Number     Contractual   Exercise       Number       Exercise
    Prices        Outstanding  Life (Years)   Price      Exercisable      Price
  ----------      -----------  ------------  --------    -----------     ---------
$ 4.78-$10.33            940       7.35       $  8.36           400       $  9.78
$10.63-$17.44            716       7.53       $ 16.37           156       $ 12.87
$17.54-$21.38            126       3.13       $ 18.63           115       $ 18.64
$22.50-$31.67            748       6.80       $ 23.23           312       $ 23.95
                   ---------                               --------
                       2,530       7.03       $ 15.53           983       $ 15.81
                   =========                               ========

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

7.   Income Taxes

     Income taxes (benefit) consists of the following:

                                            Years Ended
                               ----------------------------------------
                               January 31,   January 30,   January 29,
                                  1998          1999          2000
                               -----------   -----------   -----------
   Current:
      Federal                    $    416      $     64      $    991
      State                          (370)         (423)          993
      Foreign                          --           132            --
                                  -------       -------       -------
                                       46          (227)        1,984
                                  -------       -------       -------
   Deferred:
      Federal                      (4,290)         (876)       12,945
      State                        (1,242)          665         1,902
      Foreign                          --            --            --
                                  -------       -------       -------
                                   (5,532)         (211)       14,847
                                  -------       -------       -------
   Income taxes (benefit)        $ (5,486)     $   (438)     $ 16,831
                                  =======       =======       =======

     A reconciliation of income taxes at the federal statutory rate of 34% for the fiscal years ended January 31, 1998 and January 30, 1999 and 35% for the fiscal year ended January 29, 2000 with the provision for income taxes (benefit) follows:

                                            Years Ended
                               ----------------------------------------
                               January 31,   January 30,   January 29,
                                  1998          1999          2000
                               -----------   -----------   -----------
   Income taxes at federal
      statutory rate             $ (6,347)     $   (957)     $ 13,506
   Non-deductible expenses          1,489           286           463
   State taxes, net of federal
      tax benefit                  (1,064)          160         1,882
   Foreign taxes, net of federal
      tax benefit                      --            87            --
   Change in valuation allowance       --            --         1,600
   Other                              436           (14)         (620)
                                  -------       -------       -------
                                 $ (5,486)     $   (438)     $ 16,831
                                  =======       =======       =======

     The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

                                            Years Ended
                               ----------------------------------------
                               January 31,   January 30,   January 29,
                                  1998          1999          2000
                               -----------   -----------   -----------
   Inventory                     $ (1,216)     $  2,693      $     26
   Deferred rent                     (588)         (779)         (779)
   Depreciation                     1,611         4,220         7,808
   Accrued fringes                   (699)          204          (680)
    Intangibles                     1,771           686          (221)
    Store closing costs            (1,941)        1,840           974
   Fixed assets                     1,128         1,571            24
   Other assets                    (2,358)        1,450          (970)
   Benefit of net operating
      loss carryforwards           (3,929)      (12,482)        9,093
   Change in valuation allowance       --            --         1,600
    Other                             689           386        (2,028)
                                  -------       -------       -------
                                 $ (5,532)     $   (211)     $ 14,847
                                  =======       =======       =======

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets follow:

                                               January 30,   January 29,
                                                  1999          2000
                                               -----------   -----------

Deferred tax assets:
  Inventory                                      $ 3,556       $ 3,530
  Deferred rent                                    4,191         4,970
  Accrued fringes                                  1,901         2,581
  Store closing costs                              3,656         2,682
  Fixed assets                                        29             5
  Other assets                                       908         1,878
  Net operating loss carryforwards                27,104        18,011
  Other                                               --         1,323
                                                  ------        ------
    Total deferred tax assets                     41,345        34,980
  Valuation allowance                             (4,900)       (6,500)
                                                  ------        ------
    Net deferred tax assets                       36,445        28,480
                                                  ------        ------

Deferred tax liabilities:
  Depreciation                                    (7,386)      (15,194)
  Intangibles                                     (1,904)       (1,683)
  Other                                             (705)           --
                                                  ------        ------
    Total deferred tax liabilities                (9,995)      (16,877)
                                                  ------        ------

Net deferred tax assets                          $26,450       $11,603
                                                  ======        ======

     The valuation allowance of $4,900 at January 30, 1999 and $6,500 at January 29, 2000 relates primarily to net operating loss carryforwards of PetCare, with the increase in the valuation allowance at January 29, 2000 relating to the Company's equity share in the losses of Petopia.com. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

     At January 29, 2000, the Company has available net loss carryforwards of $47,869 for federal income tax purposes, which begin expiring in 2012, and $24,002 for state income tax purposes, which begin expiring in 2005.

8.   Employee Savings Plan

     The Company has employee savings plans which permit eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company's non-qualified deferred compensation plan. The Company matches 50% of the first 6% of compensation that is contributed by each participating employee to the plans. In connection with the required match, the Company's contributions to the plans were $199 in 1997, $532 in 1998 and $873 in 1999.

9.   Commitments and Contingencies

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

     In addition, the Company is involved in routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.




                                  EXHIBIT INDEX

Number                            Document
------                            --------
3.1      Amended and Restated Certificate of Incorporation, as
         amended. (1)
3.2      Amended and Restated By-Laws. (2)
4.1      Form of Common Stock Certificate. (2)
4.2      Stockholder Rights Agreement. (3)
10.1 Amended and Restated Credit Agreement, dated July 15, 1999 between the Company and Union Bank, as Syndicating Agent. (4)
10.2 Distribution Center Lease, dated July 1, 1997 between the Company and Knickerbocker Industrial Properties East LP for 152 Dayton Jamesburg Road, South Brunswick, New Jersey. (5)
10.3 Distribution Center Lease, dated February 20, 1998 between the Company and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois. (5)
10.4 Distribution Center Lease, dated November 24, 1997 between the Company and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California. (5)
10.5 Master Equipment Lease Agreement, dated March 10, 1995, between the Company and KeyCorp Leasing Ltd. (6)
10.6 Master Equipment Lease Agreement, dated November 15, 1995, between the Company and Fleet Credit Corporation. (6)
10.7 Master Equipment Lease Agreement, dated September 15, 1998, between the Company and IBM Leasing. (7)
10.8 Master Equipment Lease Agreement, dated January 25, 1999, between the Company and Matrix funding. (7)
10.9 Master Lease Agreement, dated December 27, 1995, between the Company and Newcourt Financial USA, Inc. (6)
10.10 Master Lease Agreement, dated September 28, 1995, between the Company and USL Capital Corporation. (6)
10.11 Employment Agreement, dated March 17, 1996, between the Company and Brian K. Devine. (6)
10.12 Form of Indemnification Agreement between the Company and certain officers and directors. (2)
10.13    Form of Retention Agreement for executive officers. (5)
10.14    Form of Retention Agreement for non-executive officers. (5)
10.15    Petco Animal Supplies 401(k) Plan. (2)
10.16 The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of Petco Animal Supplies, Inc., as amended and restated on March 18, 1998. (7)
10.17    Petco Animal Supplies, Inc. Group Benefit Plan, dated July 29, 1991, as amended. (6)
10.18 Petco Animal Supplies, Inc. Directors' 1994 Stock Option Plan, as amended. (6)
10.19    Form of Petco Animal Supplies, Inc. Nonstatutory Stock Option
         Agreement. (2)
10.20    Form of Petco Animal Supplies, Inc. Incentive Stock Option
         Agreement.  (2)
10.21    Form of Petco Animal Supplies, Inc. Restricted Stock Agreement. (2)
10.22 Form of Petco Animal Supplies, Inc. Nonstatutory Stock Option Agreement (Directors' 1994 Stock Option Plan). (2)
10.23    The Pet Food Warehouse, Inc. 1993 Stock Option Plan (8)
10.24    Pet Food Warehouse, Inc. Amendment to 1993 Stock Option Plan. (9)
10.25 The PetCare Plus, Inc. 1989 Stock Option Plan (the "1989 Stock Option Plan"). (10)
10.26 Form of Incentive Stock Option Agreement under the 1989 Stock Option Plan. (10)
10.27 Form of Nonqualified Stock Option Agreement under the 1989 Stock Option Plan. (10)
21.1     Subsidiaries of the registrant. (4)
23.1     Consent of KPMG LLP. (4)
27.1     Financial Data Schedule. (4)
-------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 dated October 23, 1996, File No. 333-14699, including Amendment No. 1 thereto dated November 20, 1996.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated January 13, 1994, File No. 33-77094, including Amendment No. 1 thereto dated February 24, 1994 and Amendment No. 2 thereto dated March
    11, 1994.
(3) Filed as an exhibit to the Company's Report on 8-K dated September 22, 1998, File No. 000-23574.
(4) Filed herewith.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-K dated
    April 30, 1998.
(6) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated April 4, 1996, File No. 333-3156, including Amendment No. 1 thereto dated April 24, 1996.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K dated
    April 29, 1999.
(8) Filed as an exhibit to Pet Food Warehouse, Inc.'s Registration Statement on Form SB-2 dated July 6, 1993, File No.33-65734C, including Amendment No. 1 thereto, dated effective August 13, 1993, Post-Effective Amendment No. 1 thereto, dated January 7, 1994, Post-Effective Amendment No. 2 thereto, dated February 1, 1994, and Post-Effective Amendment No. 3 thereto, dated February 10, 1994.
(9) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated February 26, 1997, File No. 333-14699.
(10)Filed as an exhibit to the Company's Registration Statement on Form S-8 dated March 20, 1998, File No. 333-48311.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April, 2000.

                                  PETCO ANIMAL SUPPLIES, INC.


                                  By:        /s/BRIAN K. DEVINE
                                     --------------------------
                                     Brian K. Devine
                                     Chairman of the Board, President
                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                      Date

/s/BRIAN K. DEVINE        Chairman of the Board, President   April 12, 2000
-----------------------
Brian K. Devine           and Chief Executive Officer
                          (Principal Executive Officer)

/s/JAMES M. MYERS         Senior Vice President and          April 12, 2000
-----------------------
James M. Myers            Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)

/s/ANDREW G. GALEF        Director                           April 12, 2000
-----------------------
Andrew G. Galef

/s/RICHARD J. LYNCH       Director                           April 12, 2000
-----------------------
Richard J. Lynch

/s/JAMES F. McCANN        Director                           April 12, 2000
-----------------------
James F. McCann

/s/PETER M. STARRETT      Director                           April 12, 2000
-----------------------
Peter M. Starrett