Form 10-K/A
period 2000-01-29
PETCO ANIMAL SUPPLIES INC
filed 2000-05-30
CIK 888455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended                     Commission File Number:
         January 29, 2000                                  0-23574

                           PETCO ANIMAL SUPPLIES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

              Delaware                                  33-0479906
-------------------------------------      -------------------------------------
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
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

As of May 24, 2000, there were outstanding 21,107,616 shares of the Registrant's Common Stock, $0.0001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $392,469,735.

     PETCO Animal Supplies, Inc. ("PETCO" or the "Company") hereby amends Items 10, 11, 12 and 13 of its Form 10-K for the fiscal year ending January 29, 2000, as filed with the Securities and Exchange Commission on April 13, 2000. Each such item is set forth in its entirety, as amended.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages as of May 24, 2000 are as follows:

   Name                   Age   Present Position With The Company
   ----                   ---   ---------------------------------
   Brian K. Devine         58   Chairman, President
                                and Chief Executive Officer
   Bruce C. Hall           55   Executive Vice President, Operations
   Janet D. Mitchell       44   Senior Vice President, Human Resources
                                and Administration
   James M. Myers          42   Senior Vice President
                                and Chief Financial Officer
   William M. Woodard      51   Senior Vice President, Business Development
   Andrew G. Galef         67   Director
   Richard J. Lynch, Jr.   48   Director
   James F. McCann         48   Director
   Peter M. Starrett       52   Director

     BRIAN K. DEVINE, Chairman, President and Chief Executive Officer, joined the Company in August 1990 and has served as Chairman since January 1994. Prior to joining the Company, Mr. Devine was President of Krause's Sofa Factory, a furniture retailer and manufacturer, from 1988 to 1989. From 1970 until 1988, Mr. Devine held various positions with Toys 'R' Us, a retailer of children's toys, including Senior Vice President, Director of Stores and Senior Vice President, Growth, Development and Operations. Mr. Devine serves as a Director of Petopia.com, Inc., a privately held retailer of pet food and supplies that has filed an S-1 registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock. Mr. Devine also serves as a Director of Wild Oats Markets, Inc., a publicly held retailer and distributor of natural foods, the National Retail Federation, International Mass Retail Association, Students in Free Enterprise and Georgetown University College Board of Advisors. Mr. Devine graduated from Georgetown University with a degree in economics. Mr. Devine's term of office as Chairman expires at the 2001 Annual Meeting of Stockholders.

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

     WILLIAM M. WOODARD, Senior Vice President, Business Development, joined the Company in January 1991. From 1991 to 1999, Mr. Woodard served as Senior Vice President, Store Operations. From 1987 to 1990, Mr. Woodard was Vice President, Director of Marketing at J. M. Jones, Inc., a wholesale division of SuperValu Stores, Inc. From 1970 to 1987, Mr. Woodard was employed by Safeway Stores, Inc., a grocery retailer, in a number of positions including Retail Operations Manager and Marketing Operations Manager. Mr. Woodard serves as a Director of Petopia.com, Inc., a privately held retailer of pet food and supplies that has filed an S-1 registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock. Mr. Woodard holds an administrative management degree from North Texas State University and an MBA in marketing from the University of Southern California.

     ANDREW G. GALEF has served as a Director since 1988 and was Chairman from 1988 to January 1994. Mr. Galef has been President of The Spectrum Group, Inc. ("Spectrum"), a private investment and management firm, since its incorporation in 1978. Mr. Galef has served as Chairman of MagneTek, Inc., a publicly held electrical equipment company, since July 1984 and was Chief Executive Officer from 1984 to 1989, from 1993 to 1996, and from 1999 to present. Mr. Galef also serves as a Director of Warnaco, Inc., a publicly held apparel company, and was Chairman of that company from April 1986 to August 1991. Mr. Galef served as Chairman of Exide Corporation from July 1982 to June 1989 and was Chairman of Aviall, Inc. and its predecessor company from 1979 to 1985. Mr. Galef is a graduate of Harvard Business School and Amherst College. Mr. Galef's term of office expires at the 2002 Annual Meeting of Stockholders.

     RICHARD J. LYNCH, Jr. has served as a Director since May 1997. Since July, 1999 Mr. Lynch has served as Chief Executive Officer of Hechinger Investment Company of Delaware, Inc., a publicly held home improvement retailer currently being liquidated in bankruptcy. From 1988 to 1998, Mr. Lynch served as President and Chief Operating Officer and a director of The Sports Authority, a publicly held retailer of sporting goods. Before joining The Sports Authority, Mr. Lynch was Executive Vice President & CFO of Sportsclub, Inc. Prior to that, he served as Senior Vice President & CFO of W.R. Grace's chain of 88 home improvement centers. Other retail experience includes assignments with Gimbels' New York Division, Bloomingdale's and Abraham & Strauss. Mr. Lynch served as a Director of Thrifty Payless, a publicly held drugstore chain, from May 1995 to December 1996. Mr. Lynch holds an MBA degree from Harvard Business School and a bachelor's degree from Duke University. Mr. Lynch's term of office expires at the 2000 Annual Meeting of Stockholders.

     JAMES F. McCANN has served as a Director since May 1997. Mr. McCann is President of 1-800-FLOWERS.COM where he has been employed since 1987. Mr. McCann also serves as a Director of Gateway 2000, a publicly held maker and distributor of personal computers, Office Max, a publicly held retailer of office supplies, the National Retail Federation, Hofstra University and Winthrop University Hospital. In addition, Mr. McCann has previously been named Entrepreneur of the Year by Merrill Lynch and Retailer of the Year by Chain Store Executive Magazine. Mr. McCann is a graduate of John Jay College at City University of New York. Mr. McCann's term of office expires at the 2000 Annual Meeting of Stockholders.

     PETER M. STARRETT has served as a Director since 1994. Mr. Starrett is President of Peter Starrett Associates, a retail advisory firm he founded in August 1998. Prior to that, Mr. Starrett was President of Warner Bros. Studio Stores Worldwide and was employed by Warner Bros. from 1990 to 1998. Before joining Warner Bros., Mr. Starrett held various executive positions with May Department Stores and Federated Department Stores, including serving as Chairman and Chief Executive Officer of Federated's Specialty Store Division. Mr. Starrett also serves as a Director of Guitar Center, Inc., a publicly held retailer of musical instruments, Advance Auto, Inc., The Pantry, Inc., and AFC Enterprises, Inc. Mr. Starrett is a graduate of Harvard Business School and the University of Denver. Mr. Starrett's term of office expires at the 2001 Annual Meeting of Stockholders.

Compensation of Directors

     Directors of the Company are reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. Outside directors are paid an annual fee of $6,000 and attendance fees of $2,500 per meeting ($750 for telephonic meetings) and $750 per separately scheduled committee meeting (including telephonic meetings). In lieu of cash, such fees may be paid at the election of the director through the grant of options exercisable on the date of grant at an exercise price equal to 85% of the fair market value of the shares subject to the option or, up to 50% of such fees may be paid in the form of Common Stock. Outside directors also receive an initial grant of options to purchase 4,500 shares of Common Stock and an annual grant of options to purchase 1,500 shares of Common Stock under the Directors' 1994 Stock Option Plan.

SECTION 16(a) REPORTING

     Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of the Common Stock ("Reporting Persons") are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Common Stock. Based solely on its review of such forms received by it, or written representations from certain Reporting Persons that no such forms were required, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the Common Stock were complied with during fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning compensation earned by or paid to or awarded to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company in fiscal 1999, fiscal 1998 and fiscal 1997. Unless otherwise indicated, all references herein to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1999 refer to the fiscal year beginning on January 31, 1999 and ending on January 29, 2000.

                           Summary Compensation Table

                                                    Long-Term
                                                   Compensation
                                                      Awards
                                                   ------------
                                                    Number of
                                    Fiscal Year     Securities
Name and                  Fiscal    Compensation    Underlying   All Other
                                 ------------------
Principal Position(s)      Year  Salary     Bonus    Options   Compensation
---------------------------------------------------------------------------
Brian K. Devine            1999 $485,000 $1,125,200   100,000   $11,627 (1)
 Chairman, President       1998  450,000    112,500   100,000    16,451
 and CEO                   1997  450,000    450,000   100,000    13,021

Bruce C. Hall              1999  275,000    510,400    50,000    10,276 (2)
 Executive Vice President, 1998  253,450    203,200    50,000     9,961
 Operations                1997  186,000     59,800    87,500     2,916

Janet D. Mitchell          1999  150,000    174,000    25,000     4,819 (3)
 Senior Vice President,    1998  134,400     16,900    25,000     3,470
 Human Resources and       1997  103,800     21,000     4,000     1,871
 Administration

James M. Myers             1999  213,000    247,080    25,000     5,905 (4)
 Senior Vice President and 1998  184,900     25,400    25,000     5,712
 Chief Financial Officer   1997  158,000     79,000    25,000     3,153

William M. Woodard         1999  220,000    255,200    25,000     7,094 (5)
 Senior Vice President     1998  203,000     25,400    25,000     9,344
 Business Development      1997  203,000    101,500    25,000     4,923
----------

(1)Includes (i) $4,867, representing the Company's contributions to the 401(k) Plan (as hereinafter defined), and (ii) $6,760, representing the Company's payment of premiums on term life insurance.

(2)Includes (i) $3,559, representing the Company's contributions to the 401(k) Plan, and (ii) $6,717, representing the Company's payment of premiums on term life insurance.

(3)Includes (i) $4,031, representing the Company's contributions to the 401(k) Plan, and (ii) $788, representing the Company's payment of premiums on term life insurance.

(4)Includes (i) $4,777, representing the Company's contributions to the 401(k) Plan, and (ii) $1,128, representing the Company's payment of premiums on term life insurance.

(5)Includes (i) $4,074, representing the Company's contributions to the 401(k) Plan, and (ii) $3,020, representing the Company's payment of premiums on term life insurance.

     The following table sets forth certain summary information concerning individual grants of stock options made during the last completed fiscal year to each of the Company's executive officers named in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year

                            Individual Grants(1)                Potential Realizable
                 ---------------------------------------------
                              % of Total                          Value at Assumed
                   Number of   Options    Exercise                Annual Rates of
                  Securities  Granted to  or Base                    Stock Price
                  Underlying  Employees    Price                  Appreciation for
                    Options   in Fiscal     per    Expiration       Option Term(2)
                                                                --------------------
Name                Granted      1999      Share      Date        5%         10%
------------------------------------------------------------------------------------
Brian K. Devine     100,000     15.4%      $7.31   03/18/09   $459,722   $1,165,026
Bruce C. Hall        50,000      7.7        7.31   03/18/09    229,861      582,513
Janet D. Mitchell    25,000      3.9        7.31   03/18/09    114,930      291,256
James M. Myers       25,000      3.9        7.31   03/18/09    114,930      291,256
William M. Woodard   25,000      3.9        7.31   03/18/09    114,930      291,256

----------

(1)These options become exercisable in March 2002. See "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" table below. For a discussion of the material terms of the plan pursuant to which these options were granted, see "Compensation Plans."

(2)These amounts represent assumed rates of appreciation in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in this table will be achieved.

     The following table sets forth information concerning the exercise of options during the last fiscal year and the number of options and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at January 29, 2000.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                       Shares               Shares of Common Stock     Value of Unexercised
                      Acquired              Underlying Unexercised         In-the-Money
                         on      Value       Options at Year-End       Options at Year-End(1)
                                          -------------------------  -------------------------
                      Exercise  Realized  Exercisable Unexercisable  Exercisable Unexercisable
                      --------  --------  ----------- -------------  ----------- -------------

Brian K. Devine           ---       ---       316,421       300,000     $275,926      $468,750
Bruce C. Hall             ---       ---       37,500        150,000          ---       234,375
Janet D. Mitchell         ---       ---       17,366         54,000       20,234       117,188
James M. Myers            ---       ---        6,827         75,000          ---       117,188
William M. Woodard        ---       ---       82,067         75,000       90,708       117,188

----------

(1)The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at January 29, 2000.

Employment Agreement

     The Company has an employment agreement (the "Employment Agreement") with Brian K. Devine, Chairman, President and Chief Executive Officer. The Employment Agreement provides for an indefinite term at a salary of not less than $400,000 per year plus a bonus determined by the Board of Directors. The Employment
Agreement may be terminated, among other reasons, by Mr. Devine upon 90 days' notice. Pursuant to the Employment Agreement, if Mr. Devine is terminated by the Company other than for cause he will be entitled to severance pay for one year. The Employment Agreement also permits Mr. Devine to receive 2.99 times his average compensation for the preceding five years in the event he is terminated within one year following a change in control of the Company which is not approved by the Board of Directors, and 2.00 times his average compensation for the preceding five years in the event he is terminated within one year following a Board approved change in control. Mr. Devine is entitled to receive annually options to purchase shares of Common Stock in an amount to be determined by the Stock Option and Compensation Committee of the Board of Directors, which options shall vest as determined by such Committee and shall be exercisable at the fair market value of the Common Stock at the date of grant.

Compensation Plans

     401(k) Plan. The Company has a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of the Company's eligible full-time employees. The Company adopted the 401(k) Plan effective January 1992. Pursuant to the 401(k) Plan, participants may elect to contribute, through salary reductions, up to 15% of their annual compensation. Effective April 1, 1998, the Company adopted a matching provision for 50% of the first 6% of compensation that is contributed by each participating employee. The 401(k) Plan is designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"), so that contributions by employees or by the Company to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of nine investment options.

     Deferred Compensation Plan. The Company has established a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for senior executives. The Deferred Compensation Plan, which was adopted in January 1995, allows employees to defer compensation up to certain specified levels. Effective January 1, 2000, the Company adopted a matching provision for 50% of the first 6% of compensation that is contributed by each participating employee.

     Employees' Stock Option Plan. In February 1994, the Company's stockholders approved the 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of Petco Animal Supplies, Inc. (the "Company Plan"). The Company Plan is qualified under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company Plan is administered by the Stock Option and Compensation Committee and provides for the granting of stock options, stock appreciation rights or restricted stock with respect to up to 3,557,778 shares of Common Stock to executive or other key employees of the Company. In June 1996, the Company's stockholders approved an amendment to the Company Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 3.0% of the number of shares of Common Stock issued and outstanding as of the end of the immediately preceding fiscal year. Options to purchase 649,000 shares of Common Stock were granted in 1999, which vest over a three year period. Such options are exercisable at $7.31 to $15.50 per share. Options to purchase 736,870 shares of Common Stock at an exercise price of $12.44 per share were granted on March 7, 2000, which will vest in 2003. Stock options may be granted in the form of "incentive stock options," as defined in Section 422 of the Code, or non-statutory stock options and are exercisable for up to 10 years following the date of grant. The exercise price of each option is set by the Stock Option and Compensation Committee; provided, however, that the price per share must be equal to or greater than the fair market value of the Common Stock on the grant date.

     The Company Plan also provides for the issuance of stock appreciation rights which will generally entitle a holder to receive cash or stock, as determined by the Stock Option and Compensation Committee, at the time of exercise equal to the difference between the exercise price and the fair market value of the Common Stock. In addition, the Company Plan permits the Company to issue shares of restricted stock to executive or other key employees upon such terms and conditions as shall be determined by the Stock Option and Compensation Committee.

     PFW Plan. In connection with the Company's acquisition of Pet Food Warehouse, Inc. ("PFW") in December, 1996, the Company assumed PFW's employee stock option plan, which provided for the granting of incentive and non-qualified stock options with exercise prices equal to their fair market values on their grant dates that become exercisable over various periods and expire five or six years after the date of grant. The PFW common shares under this plan were adjusted to shares of the Company's Common Stock based on the common share conversion rate per the merger agreement with PFW. No future grants will be made under this plan.

     PetCare Plan. In connection with the Company's acquisition of PetCare Plus, Inc. ("PetCare") in November, 1997, the Company assumed PetCare's employee stock option plan, which provided for the granting of incentive and non-qualified stock options with exercise prices equal to their fair market values on their grant dates that become exercisable over various periods and expire up to ten years after the date of grant. The PetCare common shares under this plan were adjusted to shares of the Company's Common Stock based in accordance with the terms of the merger agreement with PetCare. No future grants will be made under this plan.

     Directors' Stock Option Plan. In February 1994, the Company's stockholders approved the Petco Animal Supplies, Inc., Directors' 1994 Stock Option Plan (the "Directors Plan"). The Directors Plan is administered by the Stock Option and Compensation Committee and provides for the granting of stock options with respect to up to 132,088 shares of Common Stock to directors of the Company who:
(i) are not at the time they receive options under the Directors Plan, employees of the Company or any of its subsidiaries and (ii) have not served as directors of the Company on or before the date that the Directors Plan became effective. In June 1995, the Company's stockholders approved an amendment to the Directors Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 0.1% of the number of shares of Common Stock issued and outstanding as of the end of the immediately preceding fiscal year and to make Mr. Galef eligible to participate under the plan. The Directors Plan is a "formula" plan which provides that each participating director will be entitled to receive options to purchase 4,500 shares of Common Stock on the date on which such director is first elected as a director of the Company and options to purchase 1,500 shares of Common Stock annually thereafter. Such options will be exercisable on the date of grant and the exercise price of such options will be the fair market value of the Common Stock on the date of grant. Pursuant to the Directors Plan, options for 49,753 shares were granted during fiscal 1999 that are exercisable at a range of $6.22 to $14.03 per share. Since the end of the last fiscal year, options for 19,413 were granted under the Directors Plan that were immediately exercisable at a range of $9.83 to $12.44 per share.

     Group Benefit Plan. In July 1991, the Company established the Group Benefit Plan of Petco Animal Supplies, Inc. (the "Group Benefit Plan") which provides certain medical and vacation benefits for employees of the Company. Pursuant to the terms of the Group Benefit Plan, the Company contributes funds to a trust fund administered by the trustee under the Group Benefit Plan.

Compensation Committee Interlocks and Insider Participation

     During fiscal 1999, the Stock Option and Compensation Committee of the Company's Board of Directors was comprised of Messrs. Galef, Lynch, McCann and Starrett. No interlocking relationship exists or existed during fiscal 1999 between any member of the Stock Option and Compensation Committee and any member of any other company's board of directors or compensation committee.

Termination of Employment and Change in Control Arrangements

     The Company has adopted a policy which generally provides that certain officers of the Company and its subsidiaries would receive certain severance benefits in the event of a Change in Control (as defined), or within one year after a Change in Control, or if the officer's employment is terminated;
provided, however, that the officer will not be entitled to any severance benefits if the officer's termination of employment is (i) for Cause (as defined), (ii) by reason of permanent disability (as determined by the officer's eligibility to receive disability benefits under any Company long-term disability plan), (iii) initiated by the officer for other than Good Reason (as defined) or (iv) by reason of the officer's death.

     Severance benefits include a continuation of base salary for six months or one year (depending on the officer's position), medical, life insurance, disability insurance, dental and automobile benefits, if any, and pro rata of annual bonus.

     In addition, upon a Change in Control, all of the officer's rights to exercise option(s) held by the officer at the time of the Change in Control immediately vest resulting in these option(s) becoming immediately exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the shares of Common Stock as of May 24, 2000 by (i) each of the Company's executive officers and directors, (ii) the Company's executive officers and directors as a group and (iii) all other stockholders known by the Company to beneficially own more than five percent of the Common Stock. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Petco Animal Supplies, Inc., 9125 Rehco Road, San Diego, California 92121.

                                          Amount and Nature      Percent
                                            of Beneficial      Beneficially
Name                                         Ownership(1)         Owned
----                                      -----------------    ------------

David L. Babson and Company, Inc.(2)           2,320,400           11.0%
ICM Asset Management, Inc.(3)                  2,309,390           10.9
Massachusetts Financial Services Company(4)    1,692,251            8.0
Brian K. Devine                                  477,616            2.2
Andrew G. Galef(5)                               160,090              *
Bruce C. Hall                                    122,500              *
William M. Woodard                               111,182              *
Peter M. Starrett                                 45,654              *
James M. Myers                                    35,027              *
James F. McCann                                   31,030              *
Richard J. Lynch, Jr                              30,635              *
Janet D. Mitchell                                 21,366              *
All directors and executive officers as a
  Group (9 persons)                            1,035,100            4.7

----------
* Less than one percent.

(1)Includes the following shares which are issuable upon the exercise of outstanding stock options which are exercisable within 60 days ("Option Shares"): Mr. Devine-- 416,421 Option Shares; Mr. Galef-- 32,385 Option Shares; Mr. Hall-- 87,500 Option Shares; Mr. Woodard-- 107,067 Option Shares; Mr. Starrett-- 33,333 Option Shares; Mr. Myers-- 31,827 Option
     Shares; Mr. McCann-- 29,720 Option Shares; Mr. Lynch-- 29,720 Option Shares; and Ms. Mitchell-- 21,366 Option Shares.

(2)The address for David L. Babson and Company, Inc. is One Memorial Drive, Cambridge, Massachusetts 02142-1300. The information is as of December 31, 1999 and is determined through Schedule 13G filings.

(3)The address for ICM Asset Management, Inc. is 601 W. Main Ave., Ste. 917, Spokane, Washington 99201. The information is as of December 31, 1999 and is determined through Schedule 13G filings.

(4)The address for Massachusetts Financial Services Company is 500 Boylston Street, 15th Floor, Boston, Massachusetts 02116. The information is as of December 31, 1999 and is determined through Schedule 13G filings.

(5)Includes (i) 22,618 shares of Common Stock held by Andrew G. Galef Living Trust, (ii) 6,456 shares of Common Stock held by Bronya Galef, Mr. Galef's wife, and (iii) 1,062 shares of Common Stock owned by the AGC Family Partnership. Mr. Galef disclaims beneficial ownership of the shares owned by Bronya Galef and AGC Family Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At January 29, 2000, the Company owned 4,334,621 shares of Petopia.com preferred stock, representing an ownership interest of 10.0%, with warrants to purchase additional preferred shares. The Company also provides certain marketing and fulfillment services to Petopia.com according to the terms of a strategic alliance agreement, under which the Company may earn an additional
3,842,768 Series C preferred shares. The Company earned $2,767,000 from Petopia.com, primarily under the terms of the agreement in fiscal 1999.

     Certain of the Company's directors, officers and managerial personnel own an aggregate of 1,430,000 Petopia.com common shares. Many of these individuals may be responsible for overseeing or directing the marketing and fulfillment services that the Company provides to Petopia.com under the strategic alliance agreement.

     During fiscal 1999, the Company made full recourse loans to certain of the Company's directors, officers and managerial personnel. The loans have a five-year term and bear interest at 8% per annum. The aggregate balance of principal outstanding under the loans was $822,184 at January 29, 2000 and $819,421 at April 29, 2000. Loans outstanding to executive officers of the Company include $191,250 to Brian K. Devine, $95,625 to Bruce C. Hall, $63,750 to James M. Myers, and $191,250 to William M. Woodard.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of May, 2000.

                                  PETCO ANIMAL SUPPLIES, INC.


                                  By:        /s/BRIAN K. DEVINE
                                     --------------------------
                                     Brian K. Devine
                                     Chairman of the Board, President
                                     and Chief Executive Officer