Form 10-Q
period 2000-07-29
PETCO ANIMAL SUPPLIES INC
filed 2000-09-06
CIK 888455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                              --------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000

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

     (Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

        Title                           Date                  Outstanding
        -----                           ----                  -----------
Common Stock, $0.0001 Par Value    August 28, 2000             21,108,396

                           PETCO ANIMAL SUPPLIES, INC.

                                    FORM 10-Q
                       For the Quarter Ended July 29, 2000

                                      INDEX

Part I  Financial Information                                              Page

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at January 29, 2000
            and July 29, 2000                                               3

            Consolidated Statements of Earnings for the thirteen and
            twenty-six weeks ended July 31, 1999 and July 29, 2000          4

            Consolidated Statements of Cash Flows for the twenty-six
            weeks ended July 31, 1999 and July 29, 2000                     5

            Notes to Consolidated Financial Statements                      6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk     13


Part II Other Information

    Item 1. Legal Proceedings                                              14

    Item 5. Other Information                                              15

    Item 6. Exhibits and Reports on Form 8-K                               15


Signatures                                                                 16

                           PETCO ANIMAL SUPPLIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                             January 29,    July 29,
                                                2000          2000
                                            ------------  ------------
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                   $ 36,059      $ 31,411
  Receivables                                    8,721         9,465
  Inventories                                  116,913       110,439
  Deferred tax assets                           18,686        10,097
  Other                                          4,844         5,846
                                               -------       -------
    Total current assets                       185,223       167,258

Fixed assets, net                              192,403       192,885
Goodwill                                        36,362        45,270
Investment in affiliates                        26,360        33,127
Other assets                                    13,546        13,363
                                               -------       -------
                                              $453,894      $451,903
                                               =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                            $ 52,147      $ 44,096
  Accrued expenses                              31,929        37,182
  Accrued salaries and employee benefits        15,285        16,304
  Current portion of long-term debt              9,125         9,125
  Current portion of capital lease and
     other obligations                           7,854         7,202
                                               -------       -------
    Total current liabilities                  116,340       113,909

Long-term debt, excluding current portion       89,050        85,400
Capital lease and other obligations,
   excluding current portion                    12,436         9,087
Accrued store closing costs                      5,378         4,071
Deferred tax liability                           7,083         7,083
Deferred rent and other liabilities             17,717        17,372

Stockholders' equity:
  Common stock, $0.0001 par value,
   100,000 shares authorized,  21,107 and
   21,108 shares issued and outstanding,
   respectively                                      2             2
  Additional paid-in capital                   271,208       271,224
  Accumulated deficit                          (65,320)      (56,245)
                                               -------       -------
    Total stockholders' equity                 205,890       214,981
                                               -------       -------

                                              $453,894      $451,903
                                               =======       =======




          See accompanying notes to consolidated financial statements.

                           PETCO ANIMAL SUPPLIES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                (unaudited, in thousands, except per share data)

                                 Thirteen weeks ended Twenty-six weeks ended
                                ----------------------------------------------
                                 July 31,    July 29,    July 31,    July 29,
                                   1999        2000        1999        2000
                                ----------  ----------  ----------  ----------

Net sales                         $236,184    $262,719    $465,841    $527,885

Cost of sales and
 occupancy costs                   174,304     189,348     344,839     381,248
                                   -------     -------     -------     -------

    Gross profit                    61,880      73,371     121,002     146,637

Selling, general and

 administrative expenses            52,991      61,280     104,301     122,999
                                   -------     -------     -------     -------

    Operating income                 8,889      12,091      16,701      23,638

Interest expense, net                2,078       2,362       4,002       4,742
                                   -------     -------     -------     -------

    Earnings before internet
     operations and equity
     in loss of unconsolidated
     affiliates and income taxes     6,811       9,729      12,699      18,896

Internet operations and equity
 in loss of unconsolidated
 affiliates                             --      (2,992)         --       1,903
                                   -------     -------     -------     -------

    Earnings before income taxes     6,811       6,737      12,699      20,799

Income taxes                         2,690       4,043       5,016      11,724
                                   -------     -------     -------     -------

    Net earnings                  $  4,121    $  2,694    $  7,683    $  9,075
                                   =======     =======     =======     =======

Earnings per common share:

 Basic                            $   0.20    $   0.13    $   0.36    $   0.43
                                   =======     =======     =======     =======

 Diluted                          $   0.19    $   0.12    $   0.36    $   0.42
                                   =======     =======     =======     =======





          See accompanying notes to consolidated financial statements.

                           PETCO ANIMAL SUPPLIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                      Twenty-six weeks ended
                                                     -----------------------
                                                       July 31,      July 29,
                                                         1999          2000
                                                     -----------   -----------
Cash flows from operating activities:

  Net earnings                                         $  7,683      $  9,075
  Depreciation and amortization                          19,359        20,797
  Deferred tax assets                                     4,553         8,589
  Internet operations and
   equity in loss of unconsolidated affiliates               --          (419)
  Deferred revenue recognized                                --          (584)
  Loss on retirement of fixed assets                         30            --
  Changes in assets and liabilities, net of effects
    of purchase acquisitions:
    Receivables                                          (4,091)         (744)
    Inventories                                             391         8,874
    Other assets                                           (950)         (878)
    Accounts payable                                     (9,063)       (8,051)
    Accrued expenses                                      1,259         3,468
    Accrued salaries and employee benefits                  608         1,019
    Accrued store closing costs                          (1,781)       (1,054)
    Deferred rent and other liabilities                     269           239
                                                        -------       -------
      Net cash provided by operating activities          18,267        40,331
                                                        -------       -------

Cash flows from investing activities:

  Additions to fixed assets                             (20,548)      (18,342)
  Investment in affiliates                              (11,310)       (6,348)
  Net cash invested in acquisitions of businesses           (90)      (12,507)
  Change in other assets                                   (823)         (147)
                                                        -------       -------
      Net cash used in investing activities             (32,771)      (37,344)
                                                        -------       -------

Cash flows from financing activities:

  Borrowings under long-term debt agreements             32,375            --
  Repayment of long-term debt agreements                 (2,250)       (3,650)
  Repayment of capital lease and other obligations       (4,284)       (4,001)
  Proceeds from the issuance of common stock                280            16
                                                        -------       -------
      Net cash provided by (used in)
       financing activities                              26,121        (7,635)
                                                        -------       -------

Net increase (decrease) in cash and cash equivalents     11,617        (4,648)
Cash and cash equivalents at beginning of year            2,324        36,059
                                                        -------       -------
Cash and cash equivalents at end of period             $ 13,941      $ 31,411
                                                        =======       =======





          See accompanying notes to consolidated financial statements.

                           PETCO ANIMAL SUPPLIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (in thousands)

Note 1 - General

In the opinion of management of Petco Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of July 29, 2000, and for the periods ended July 31, 1999 and July 29, 2000. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended July 31, 1999 and July 29, 2000 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 1999 refer to the fiscal year beginning on January 31, 1999, and ending on January 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 1999 included in the Company's Form 10-K Annual Report and Form 10-K/A (File No. 000-23574) filed with the Securities and Exchange Commission on April 13, 2000 and May 30, 2000, respectively.

Note 2 - Business Combinations

During the first quarter of fiscal 2000 ("first quarter 2000"), the Company completed the acquisition of a retailer with six pet food and supply stores operating under the tradename Premium Pet in a transaction accounted for as a purchase. The aggregate fair value of assets acquired and the net cash invested in this business was $12,507. The excess of the aggregate cost over the fair value of net assets acquired was $9,332, which was recorded as goodwill in first quarter 2000 and is being amortized over fifteen years.

Note 3 - Investment in Affiliates

During fiscal 1999, the Company acquired an equity interest in Petopia.com, an e-commerce destination for the sale of pet food and supplies. At July 29, 2000, the Company owned 8,177 shares of Petopia.com preferred stock, representing an ownership interest of 17.6%, and warrants to purchase additional preferred shares. The Company accounts for its investment in Petopia.com using the equity method and records its proportionate share of earnings or loss. Because the financial statements of Petopia.com are recorded on a calendar year basis, the Company records its proportionate share of earnings or loss with a lag of one month. The Company recognized $3,498 in equity in losses for the second quarter of fiscal 2000 ("second quarter 2000") and $8,881 for the 26 weeks ended July 29, 2000. The Company also provides certain marketing and fulfillment services to Petopia.com according to the terms of a strategic alliance agreement, under which the Company earned $506 in second quarter 2000 and $10,784 in the twenty-six weeks ended July 29, 2000. Of the $10,784 earned in the twenty-six weeks ended July 29, 2000, $9,299 was taxable non-cash revenue attributable to receiving, in first quarter 2000, all remaining Series C preferred shares to be earned under the strategic alliance agreement. These items are reflected as Internet operations and equity in loss of unconsolidated affiliates in the accompanying statements of earnings. The Company does not recognize any tax benefit for its share of the losses of Petopia.com, which impacts the effective tax rate. The Company's effective tax rate before Internet operations and equity in loss of unconsolidated affiliates was 39.5%. The Company recognized Internet operations expense and equity in loss of unconsolidated affiliates, net of related tax effects, of $3,191, or $0.15 per diluted share for second quarter 2000, and $2,356, or $0.11 per diluted share for the twenty-six weeks ended July 29, 2000.

The Company has a 69% limited partner interest in a limited partnership (the "LP") which operates retail pet food and supply stores in Canada. Pursuant to the terms of an option agreement, the Company may increase its interest in the LP. The Company accounts for its investment in the LP using the equity method as it does not exercise control over the LP and records its proportionate share of earnings or loss according to the partnership agreement. The Company did not record any earnings or loss for the fiscal year ended January 29, 2000 or for the twenty-six weeks ended July 29, 2000. The Company's investment in the LP at January 29, 2000 and July 29, 2000 was $12,415 and $18,759, respectively.

Note 4 - Net Earnings Per Share

Basic net earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options.

Net earnings and weighted average common shares used to compute net earnings per share, basic and diluted, are presented below:

                   Thirteen Weeks Ended Twenty-six Weeks Ended

                               July 31,     July 29,     July 31,     July 29,
                                 1999         2000         1999         2000
                              -----------  -----------  -----------  -----------

     Net earnings              $  4,121     $  2,694     $  7,683     $  9,075
                                 ======       ======       ======       ======

     Common shares, basic        21,090       21,108       21,082       21,108
     Dilutive effect
       of stock options             407          667          221          453
                                 ------       ------       ------       ------
     Common shares, diluted      21,497       21,775       21,303       21,561
                                 ======       ======       ======       ======

Options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings per share because the options' exercise price was greater than the average market price of the common shares were 1,502 and 829 for the thirteen weeks ended July 31, 1999, and July 29, 2000, respectively, and 1,781 and 1,524 for the twenty-six weeks ended July 31, 1999, and July 29, 2000, respectively.

Note 5 -- Merger Agreement

On May 17, 2000, the Company entered into an Agreement and Plan of Merger with BD Recapitalization Corp., a Delaware corporation organized by Leonard Green & Partners, L.P. and Texas Pacific Group. According to the terms of the merger agreement, BD Recapitalization Corp. will be merged with and into the Company, with the Company as the surviving corporation. In the merger, each issued and outstanding share of the Company's common stock, par value $0.0001 per share, will be canceled and converted automatically into the right to receive $22.00 in cash, without interest or any other payment thereon, with the following exceptions: certain shares of PETCO common stock will be retained by members of PETCO's management and other PETCO employees; treasury shares and shares of PETCO common stock owned by BD Recapitalization Corp. or by any of PETCO's subsidiaries will be canceled; and shares held by dissenting stockholders will be subject to appraisal in accordance with Delaware law.

Completion of the merger is subject to various conditions, including stockholder approval and completion of financing. Although binding commitments for the required financing have been obtained, these commitments also contain a variety of conditions. The Company currently anticipates completing the merger in the fall of 2000. There can be no assurance, however, that the merger will be completed.

Note 6 - Contingencies

The Company and certain of its officers have been named as defendants in several virtually identical class action lawsuits filed in the United States District Court for the Southern District of California between August and November, 1998. These cases have been consolidated and are being administered as one case under a consolidated amended complaint. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and July 10, 1998. The amended complaint alleges that the defendants violated various federal securities laws by publishing materially misleading financial results and making other material misrepresentations which had the effect of artificially increasing the price of the Company's stock. The amended complaint seeks unspecified monetary damages. The defendants have filed a motion to dismiss the amended complaint, which is currently scheduled to be heard on November 13, 2000. These matters have been tendered to the Company's insurance carrier. While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company and its officers intend to defend themselves vigorously.

As a result of the proposed merger described in Note 5, the Company, its directors and one of its officers, and Leonard Green & Partners, L.P. and Texas Pacific Group have been named as defendants in several substantially similar class action lawsuits filed in various jurisdictions during May 2000. The plaintiffs purport to represent a class of all persons whose stock will be purchased in connection with the merger. While the allegations contained in each complaint are not identical, the complaints generally assert that the $22.00 per share price to be paid to stockholders in connection with the merger is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing and that the director defendants breached their fiduciary duties in approving the merger agreement. The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief that would, if granted, prevent the completion of the merger. The Company believes the allegations contained in these lawsuits are without merit. These matters have been tendered to the Company's insurance carrier. While the Company, its directors and officer intend to defend themselves vigorously, there can be no assurance given as to the outcome of the various lawsuits that have been filed. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. Regardless of whether the merger is consummated or the outcome of the lawsuits, the Company may incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of any potential liabilities associated with the complaints.

From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters that the Company believes would have a material adverse effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

PETCO is a leading specialty retailer of premium pet food and supplies. As of July 29, 2000, the Company operated 509 stores in 40 states and the District of Columbia. PETCO's strategy is to be the leading category-dominant national chain of community pet food and supply superstores by offering its customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations.

On May 17, 2000, PETCO entered into an Agreement and Plan of Merger with BD Recapitalization Corp., a Delaware corporation organized by Leonard Green & Partners, L.P. and Texas Pacific Group. According to the terms of the merger agreement, BD Recapitalization Corp. will be merged with and into PETCO, with PETCO as the surviving corporation. In the merger, each issued and outstanding share of PETCO common stock will be canceled and converted automatically into the right to receive $22.00 in cash, without interest or any other payment thereon, with the following exceptions: certain shares of PETCO common stock will be retained by members of PETCO's management and other PETCO employees; treasury shares and shares of PETCO common stock owned by BD Recapitalization Corp. or by any of PETCO's subsidiaries will be canceled; and shares held by dissenting stockholders will be subject to appraisal in accordance with Delaware law.

Completion of the merger is subject to various conditions, including stockholder approval and completion of financing. Although binding commitments for the required financing have been obtained, these commitments also contain a variety of conditions. The Company currently anticipates completing the merger in the fall of 2000. There can be no assurance, however, that the merger will be completed.

Results of Operations
Second Quarter 2000 Compared with Second Quarter 1999

Net sales increased 11.2% to $262.7 million for the thirteen weeks ended July 29, 2000 ("second quarter 2000") from $236.2 million for the thirteen weeks ended July 31, 1999 ("second quarter 1999"). The increase in net sales in second quarter 2000 resulted primarily from the comparable store net sales increase of 5.0% and the addition of 50 superstores, partially offset by the closing of 26 stores, of which 12 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $11.5 million, or 43.4%, of the net sales increase. The net increase in the Company's store base accounted for approximately $15.0 million, or 56.6%, of the net sales increase. During the thirteen weeks ended April 29, 2000 ("first quarter 2000"), Iams brand pet food broadened its distribution beyond specialty stores into supermarkets, mass merchants and club stores. Iams brand pet food sales represented approximately 8% of the Company's net sales in fiscal 1999. The broadening of distribution of Iams brand pet food negatively impacted comparable store net sales during second quarter 2000, a trend that is expected to continue through the remainder of fiscal 2000.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased to $73.4 million in second quarter 2000 from $61.9 million in second quarter 1999. As a percentage of net sales, gross profit increased 170 basis points to 27.9% in second quarter 2000 from 26.2% in second quarter 1999. The gross profit increase resulted from the continuing shift in sales mix from lower margin premium pet food sales into higher margin supplies categories, greater purchasing leverage, and increased leverage of occupancy costs. The wider availability of Iams brand pet food accelerated the shift in sales mix in second quarter 2000, contributing to the gross margin rate increase.

Selling, general and administrative expenses increased to $61.3 million in second quarter 2000 from $53.0 million in second quarter 1999. The increase was due primarily to increased personnel and related costs associated with supporting increased sales and new store openings. As a percentage of net sales, these expenses increased to 23.3% in second quarter 2000 from 22.4% in second quarter 1999. The increase was due primarily to personnel costs related to the Company's training and customer satisfaction initiatives and the accrual for management bonuses based on improved financial performance.

Operating income in second quarter 2000 increased to $12.1 million, or 4.6% of net sales, from $8.9 million, or 3.8% of net sales, in second quarter 1999.

Net interest expense was $2.4 million for second quarter 2000, compared with net interest expense of $2.1 million for second quarter 1999. Higher debt levels and increased interest rates in second quarter 2000 compared with second quarter 1999 led to the increase in interest expense.

The Company recorded losses of $3.0 million for Internet operations and equity in loss of unconsolidated affiliates in second quarter 2000. This primarily non-cash loss consists of $3.5 million of equity in the losses of Petopia.com, partially offset by $0.5 million earned by the Company for its support of Petopia.com principally under the terms of its strategic alliance agreement.

Income taxes were $4.0 million in second quarter 2000, compared with $2.7 million in second quarter 1999. The Company has not recognized any tax benefit for its equity in the losses of Petopia.com, which impacts the effective tax rate in second quarter 2000. The Company's effective tax rate before Internet operations and equity in loss of unconsolidated affiliates was 39.5% in second quarter 2000.

Net earnings decreased to $2.7 million, or $0.12 per diluted share, for second quarter 2000, from $4.1 million, or $0.19 per diluted share, for second quarter 1999.

Net earnings, excluding internet operations and equity in loss of unconsolidated affiliates, and related tax effects, were $5.9 million, or $0.27 per diluted share, for second quarter 2000, compared with net earnings of $4.1 million, or $0.19 per diluted share, in second quarter 1999.

Twenty-six Weeks Ended July 29, 2000 Compared with Twenty-six Weeks Ended July 31, 1999

Net sales increased 13.3% to $527.9 million for the twenty-six weeks ended July 29, 2000 from $465.8 million for the twenty-six weeks ended July 31, 1999. The increase in net sales resulted primarily from the comparable store net sales increase of 6.7% and the addition of 50 superstores, partially offset by the closing of 26 stores, of which 12 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $30.7 million, or 49.5%, of the net sales increase. The net increase in the Company's store base accounted for approximately $31.4 million, or 50.5%, of the net sales increase. During first quarter 2000, Iams brand pet food broadened its distribution beyond specialty stores into supermarkets, mass merchants and club stores. Iams brand pet food sales represented approximately 8% of the Company's net sales in fiscal 1999. The broadening of distribution of Iams brand pet food negatively impacted comparable store sales during the twenty-six weeks ended July 29, 2000, a trend that is expected to continue through the remainder of fiscal 2000.

Gross profit increased to $146.6 million for the twenty-six weeks ended July 29, 2000 from $121.0 million for the same period last year. As a percentage of net sales, gross profit increased 180 basis points to 27.8% for the twenty-six weeks ended July 29, 2000 from 26.0% for the same period last year. The gross profit increase resulted from the continuing shift in sales mix from lower margin premium pet food sales into higher margin supplies categories, greater purchasing leverage, and increased leverage of occupancy costs. The wider availability of Iams brand pet food accelerated the shift in sales mix in the twenty-six weeks ended July 29, 2000, contributing to the gross margin rate increase.

Selling, general and administrative expenses increased to $123.0 million for the twenty-six weeks ended July 29, 2000 from $104.3 million for the same period last year. The increase was due primarily to increased personnel and related costs associated with supporting increased sales and new store openings. As a percentage of net sales, these expenses increased to 23.3% for the twenty-six weeks ended July 29, 2000 from 22.4% in the prior year period. The increase was due primarily to personnel costs related to the Company's training and customer satisfaction initiatives and the accrual for management bonuses based on improved financial performance.

Operating income for the twenty-six weeks ended July 29, 2000 increased to $23.6 million, or 4.5% of net sales, from $16.7 million, or 3.6% of net sales, for the twenty-six weeks ended July 31, 1999.

Net interest expense was $4.7 million for the twenty-six weeks ended July 29, 2000, compared with net interest expense of $4.0 million for the same period last year. Higher debt levels and increased interest rates for the twenty-six weeks ended July 29, 2000 compared with the prior year led to the increase in interest expense.

The Company recorded income of $1.9 million for Internet operations and equity in loss of unconsolidated affiliates for the twenty-six weeks ended July 29, 2000. This primarily non-cash income consists of $10.8 million earned by the Company for its support of Petopia.com principally under the terms of its strategic alliance agreement, partially offset by $8.9 million of equity in the losses of Petopia.com. Income earned under the strategic alliance agreement will be substantially less in future periods as the Company has earned all shares of Series C preferred stock available under the terms of the agreement.

Income taxes were $11.7 million for the twenty-six weeks ended July 29, 2000, compared with $5.0 million in the prior year. The Company has not recognized any tax benefit for its equity in the losses of Petopia.com, which impacts the effective tax rate for the twenty-six weeks ended July 29, 2000. The Company's effective tax rate before Internet operations and equity in loss of unconsolidated affiliates was 39.5% for the twenty-six weeks ended July 29, 2000.

Net earnings increased to $9.1 million, or $0.42 per diluted share, for the twenty-six weeks ended July 29, 2000, from $7.7 million, or $0.36 per diluted share, in the prior year.

Net earnings, excluding internet operations and equity in loss of unconsolidated affiliates, and related tax effects, were $11.4 million, or $0.53 per diluted share, for the twenty-six weeks ended July 29, 2000, compared with net earnings of $7.7 million, or $0.36 per diluted share, for the twenty-six weeks ended July 31, 1999.

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

Liquidity and Capital Resources

The Company has financed its operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At July 29, 2000, total assets were $451.9 million, $167.3 million of which were current assets. Net cash provided by operating activities was $40.3 million for the twenty-six weeks ended July 29, 2000, compared with $18.3 million for the prior year period. The Company's sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity to the Company. The principal use of operating cash is for the purchase of merchandise inventories. A portion of the Company's inventory purchases is financed through vendor credit terms.

The Company uses cash in investing activities to purchase fixed assets for new stores, to acquire stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of its distribution and administrative functions. During the twenty-six weeks ended July 29, 2000, the Company invested $6.3 million in a limited partnership that operates retail pet food and supply stores in Canada, with plans to open additional stores. During the twenty-six weeks ended July 31, 1999 the Company invested $11.3 million in affiliates, including the limited partnership and Petopia.com, an e-commerce destination for the sales of pet food and supplies. Cash used in investing activities was $37.3 million for the twenty-six weeks ended July 29, 2000, and $32.8 million for the prior year period.

During first quarter 2000, the Company completed the acquisition of a retailer of pet food and supplies in a purchase transaction. The net cash invested in the acquisition of this business was $12.5 million.

The Company also finances some of its purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during the twenty-six week periods ended July 29, 2000, and July 31, 1999. The Company believes that additional sources of capital lease and other obligation financing are available on a cost-effective basis and may use them, as necessary, in connection with its expansion program.

The Company's primary long-term capital requirement is funding for the opening or acquisition of superstores. Cash flows used in financing activities were $7.6 million in the twenty-six weeks ended July 29, 2000. Cash flows provided by financing activities were $26.1 million in the twenty-six weeks ended July 31, 1999. Cash flows from and used in financing activities were provided by borrowings under long-term debt agreements, net of repayments under long-term debt and other obligations. Cash flows from financing activities were used to fund the Company's expansion program, investment in affiliates and working capital requirements.

The Company has a credit facility with a syndicate of banks with a commitment of up to $150.0 million that expires at various dates between July 15, 2004 and July 15, 2006. The credit facility provides for $100.0 million in term loans and $50.0 million in revolving loans. Borrowings under the credit facility are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at the agent bank's corporate base rate plus up to 0.50%, or LIBOR plus 1.00% to 3.25%, based on the Company's leverage ratio at the time. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage and consolidated net worth. The Company was in full compliance with all such covenants at July 29, 2000. As of July 29, 2000, the Company had $50.0 million of revolving loans available under the credit facility.

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

As of July 29, 2000, the Company had $94.5 million in debt under the credit facility. The average debt outstanding for the last four quarters was $97.4 million. Based on this average debt level, a hypothetical 10% adverse change in LIBOR rates would increase net interest expense by approximately $0.7 million on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The Company did not have any material foreign currency or other significant market risk or any derivative financial instruments at July 29, 2000.

Part II.  Other Information

Item 1.   Legal Proceedings

The Company and certain of its officers have been named as defendants in several virtually identical class action lawsuits filed in the United States District Court for the Southern District of California between August and November, 1998. These cases have been consolidated and are being administered as one case under a consolidated amended complaint. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 30, 1997 and July 10, 1998. The amended complaint alleges that the defendants violated various federal securities laws by publishing materially misleading financial results and making other material misrepresentations which had the effect of artificially increasing the price of the Company's stock. The amended complaint seeks unspecified monetary damages. The defendants have filed a motion to dismiss the amended complaint, which is currently scheduled to be heard on November 13, 2000. These matters have been tendered to the Company's insurance carrier. While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company and its officers intend to defend themselves vigorously.

As a result of the proposed merger, the Company, its directors and one of its officers, and Leonard Green & Partners, L.P. and Texas Pacific Group have been named as defendants in several substantially similar class action lawsuits filed in various jurisdictions during May 2000. The plaintiffs purport to represent a class of all persons whose stock will be purchased in connection with the merger. While the allegations contained in each complaint are not identical, the complaints generally assert that the $22.00 per share price to be paid to stockholders in connection with the merger is inadequate and does not reflect the value of the assets and future prospects of the Company. The complaints also generally allege that the director defendants engaged in self-dealing and that the director defendants breached their fiduciary duties in approving the merger agreement. The complaints seek remedies including unspecified monetary damages, attorneys' fees and injunctive relief that would, if granted, prevent the completion of the merger. The Company believes the allegations contained in these lawsuits are without merit. These matters have been tendered to the Company's insurance carrier. While the Company, its directors and officer intend to defend themselves vigorously, there can be no assurance given as to the outcome of the various lawsuits that have been filed. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. Regardless of whether the merger is consummated or the outcome of the lawsuits, the Company may incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of any potential liabilities associated with the complaints.

From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters that the Company believes would have a material adverse effect on the Company.

Item 5.   Other Information

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10 - Q, including, but not limited to, Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private
Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Company's expansion plans, the integration of operations as a result of acquisitions, reliance on vendors and product lines and exclusive distribution arrangements, competition, performance of new superstores and their future operating results, performance of affiliates and their future operating results, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Certain Cautionary Statements" in PETCO's Annual Report on Form 10-K for the year ended January 29, 2000.

Certain Risks Associated with the Merger

On May 17, 2000, the Company entered into an Agreement and Plan of Merger with BD Recapitalization Corp., a Delaware corporation organized by Leonard Green & Partners, L.P. and Texas Pacific Group. According to the terms of the merger agreement, BD Recapitalization Corp. will be merged with and into the Company, with the Company as the surviving corporation. In the merger, each issued and outstanding share of the Company's common stock, par value $0.0001 per share, will be canceled and converted automatically into the right to receive $22.00 in cash, without interest or any other payment thereon, with the following exceptions: certain shares of PETCO common stock will be retained by members of PETCO's management and other PETCO employees; treasury shares and shares of PETCO common stock owned by BD Recapitalization Corp. or by any of PETCO's subsidiaries will be canceled; and shares held by dissenting stockholders will be subject to appraisal in accordance with Delaware law.

Completion of the merger is subject to various conditions, including stockholder approval and completion of financing. Although binding commitments for the required financing have been obtained, these commitments also contain a variety of conditions. The Company currently anticipates completing the merger in the fall of 2000. There can be no assurance, however, that the merger will be completed.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

             27.1 Financial Data Schedule (filed electronically only)

          (b) Reports on Form 8-K

                   On May 19, 2000, the Company filed a report on Form 8-K in connection with the Agreement and Plan of Merger.

                   On August 22, 2000, the Company filed a report on Form 8-K in connection with its financial results for the second quarter and six month period ended July 29, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PETCO ANIMAL SUPPLIES, INC.


                                               By:  /s/ James M. Myers
                                                    ----------------------------
                                                    James M. Myers
                                                    Senior Vice President and
                                                      Chief Financial Officer

                                                    Date: September 6, 2000