Form 10-K
period 2002-02-02
PETCO ANIMAL SUPPLIES INC
filed 2002-04-23
CIK 888455

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2002

Commission File Number: 0-23574

PETCO ANIMAL SUPPLIES, INC.
(Exact Name of Registrant As Specified In Its Charter)

Delaware (Sate or Other Jurisdiction of Incorporation or Organization)	33-0479906 (I.R.S. Employer Identification No.)

9125 Rehco Road, San Diego, California 92121
(Address, Including Zip Code, of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:
 (858) 453-7845

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $. 001 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

        As of April 12, 2002, there were outstanding 57,271,673 shares of the registrant's Common Stock, $0.001 par value. As of that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $472.5 million. Shares of common stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Documents Incorporated By Reference: Certain exhibits filed with the registrant's Registration Statement on Form S-1 (Registration No. 333-75830), as amended, and Registration Statement on Form S-4 (Registration Statement No. 333-84474) are incorporated herein by reference into Part IV of this Form 10-K.

PART I

ITEM 1. BUSINESS

        We are a leading pet food and supplies specialty retailer with 561 stores in 41 states and the District of Columbia. Our products include pet food, supplies, grooming products, toys, novelty items and vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies. Our strategy is to offer our customers a complete assortment of pet-related products at competitive prices, with superior levels of customer service at convenient locations.

        Our stores combine the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 15,000 square foot superstore, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target "pet parent" customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets.

        Unless otherwise indicated, all references in this Annual Report to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2001 refer to the fiscal year beginning on February 4, 2001 and ending on February 2, 2002. Adjusted EBITDA is defined in "Item 6—Selected Financial Data."

The Pet Food, Supply and Services Industry

        General.    We believe the pet food and supplies industry is benefiting from a number of favorable demographic trends that are continuing to support a steadily growing pet population. The U.S. pet population has now reached 353 million companion animals, including 141 million cats and dogs, with an estimated 62% of all U.S. households owning at least one pet, and three quarters of those households owning two or more pets. We believe the trend to more pets and more pet-owning households will continue, driven by an increasing number of children under 18 and a growing number of empty nesters whose pets have become their new "children." Based on U.S. Census Bureau data, the number of children under 18 will continue to grow over the next five years. We believe that this trend will continue to support the growing U.S. pet population, as households with these demographics are more likely to own pets. We estimate that U.S. retail sales of pet food, supplies, small animals (excluding cats and dogs) and services has increased to approximately $23 billion in 2001.

        Pet Food.    Packaged Facts projects that dog and cat food sales, which represent the vast majority of all pet food sales, will account for approximately $11 billion in sales for 2001. In 2000, sales of premium dog and cat food represented approximately 30% of the total dog and cat food market and is expected to increase to approximately 40% of the total dog and cat food market by 2005, representing a compounded annual growth rate, or CAGR, of 9.0%. Sales of dog and cat food accounted for $431 million, or 33%, of our fiscal 2001 net sales, of which $399 million, or 93%, was generated from premium dog and cat food sales.

        Historically, the pet food industry has been dominated by national supermarket brands such as Alpo, Kal Kan and Purina, which are primarily sold through grocery stores, supermarkets, convenience stores and mass merchants. In recent years, supermarkets' share of total pet food sales has steadily decreased as a result of competition from warehouse clubs, mass merchants and specialty pet store chains as well as the growing proportion of premium pet food sales. Premium pet foods, such as Science Diet, Nutro and Eukanuba, currently are not sold through supermarkets, warehouse clubs or mass merchants due to manufacturers' restrictions but are sold primarily through specialty retailers like PETCO, veterinarians and farm and feed stores.

        The growth of the premium pet food market is attributable to both the marketing of premium brands by vendors and a heightened nutritional awareness among pet owners. For example, during 1998 premium pet food manufacturers launched approximately 250 new specialty food products, such as all-natural products and products for pets with sensitive skin and stomachs. Management expects expanded product offerings by premium pet food manufacturers to continue, and that distribution of these products primarily through specialty retailers will continue to draw customers away from supermarkets and mass merchants.

        Pet Supplies and Small Animals.    Packaged Facts projects that sales of pet supplies will account for approximately $6 billion in sales for 2001 and will grow at a CAGR of 7.2% over the next few years. Pet supplies and small animals (excluding cats and dogs) accounted for $827 million, or 64%, of our fiscal 2001 net sales.

        The market for pet supplies consists of items such as collars and leashes, cages and habitats, toys, treats, aquatic supplies, pet carriers, vitamins and supplements, and grooming and veterinary products. The channels of distribution for pet supplies are highly fragmented with products sold by many types of retailers, including supermarkets, warehouse clubs and other discounters, mass merchants, specialty pet store chains, direct mail and veterinarians. Specialty retailers such as PETCO, with wide assortments of pet supplies and higher levels of customer service, represent a growing channel for sales of pet supplies.

        The market for small animals (other than cats and dogs) includes sales of fish, birds, reptiles, rabbits, hamsters, mice and other small pets. Because of the overpopulation of cats and dogs and the controversial practices of some breeders, we have elected to limit our selection of animals to birds, fish, reptiles and other small animals. We do, however, participate in pet adoption programs for cats and dogs, which are administered through local animal welfare programs.

        Pet Services.    Certain routine pet services are estimated to account for the remaining $6 billion of the overall $23 billion market projected by management, but represented approximately 3% of our fiscal 2001 net sales. The market for pet services includes obedience training, grooming and other services. We offer obedience training in most of our stores, grooming in many of our stores and limited veterinary services, such as routine vaccinations, at a number of stores. Although services do not represent a significant portion of our net sales, we believe that offering selected pet services better serves our best customers and increases traffic flow in our stores.

        Distribution Channels.    The pet food and supplies industry is highly fragmented, with an estimated 9,000 independent pet supply stores operating in the United States. PETCO is one of only two national specialty retailers of pet food and supplies. Between 1991 and 1999, the last year for which data is available, specialty pet store chains such as PETCO experienced significant market share gains, largely at the expense of supermarkets. We believe that this shift primarily results from (1) the enhanced merchandising effort and product and services mix offered by specialty pet store chains and (2) the growing demand for premium pet food as nutritional awareness among the general population extends to pet owners and their pets.

Business Strategy

        Our strategy is to strengthen our position as the leading pet food and supplies specialty retailer by offering our customers a complete assortment of pet-related products at competitive prices with superior levels of customer service at convenient locations. We intend to continue to pursue the following elements of our strategy:

  •
  Continue To Increase Sales and Profitability. We have increased our net sales from $600.6 million in fiscal 1996 to $1.3 billion in fiscal 2001, for a CAGR of 16.7%, while increasing our Adjusted EBITDA from $39.7 million to $139.2 million, for a CAGR of 28.5%. Our Adjusted EBITDA margins over this same period have increased from 6.6% in fiscal 1996 to 10.7% in fiscal 2001. The principal contributors to these improvements in our financial performance include: (1) our ability to generate continuous comparable store net sales growth; (2) strategic expansion in both existing and new markets using our superstore format; (3) targeted merchandising efforts to drive greater sales of higher margin supplies and services, which have grown to 66.9% of net sales in fiscal 2001, up from 59.6% of net sales in fiscal 1997; (4) our expanding store base that offers economies of scale and purchasing efficiencies; and (5) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

  •
  Capitalize Upon Our Maturing Store Base. We have historically found that the most dramatic growth in a store's net sales and EBITDA occurs in the first five years following a store's opening. During this store maturation phase, we have historically experienced store level EBITDA margin improvements from an estimated 6% average EBITDA margin in the store's first year to over a 15% average EBITDA margin by year five. Approximately half of our stores were opened in the past five years and to date our newly opened stores have been maturing in accordance with historical rates. We believe that our maturing store base provides us with an opportunity to significantly increase our net sales and EBITDA with only modest incremental capital expenditures for these stores.

  •
  Expand Using Our Proven New Store Model. We believe that the highly fragmented pet food and supplies market offers compelling opportunities for us to increase our presence and gain market share. To capitalize on these opportunities and consistent with our existing strategy, we plan to increase our net store count by 35 to 45 stores per year over the next five years both by focusing on existing markets and by targeting one or two new geographic markets per year. We carefully measure each proposed store opening against demographic, economic and competitive factors. We have established an operating model that we believe enables us to quickly and profitably execute our expansion strategy after we have analyzed a market's potential. Our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%.

  •
  Leverage Our Industry-Leading Integrated Information Systems. We have invested an aggregate of approximately $50 million over the last three fiscal years to replace and upgrade our point-of-sale, or POS, and information system infrastructure. Our highly integrated POS system in each of our stores provides our management team with timely and valuable information on store and regional level sales and merchandising trends, inventory tracking and operational data. By integrating all of our key functional areas, our systems empower regional, district and store managers to increase sales, to improve operational efficiency, to control inventory, to monitor critical performance indicators and to enhance customer service and satisfaction.

  •
  Utilize Our Logistics Expertise. Our distribution system has over one million square feet of distribution capacity, including an integrated network of three national and five regional distribution centers. This network enables us to reduce our costs by reducing the delivered cost of merchandise and limiting the need to carry excess inventory. Our inventory control systems provide for effective replenishment of inventory and allow us to achieve optimal in-stock levels at our stores. Our logistics expertise has enabled us to dramatically increase inventory turns from 5.9x for fiscal 1997 to 7.4x for fiscal 2001.

  •
  Capitalize Upon Our Brand Awareness and Highly Successful Customer Loyalty Program. The "PETCO" brand name and our slogan "Petco, where the pets go" are well known by pet owners. We believe that this awareness reinforces the fun and enjoyable shopping experience that we seek to create for our customers and their pets. P.A.L.S., our highly successful customer loyalty program, further enhances and reinforces the loyalty, brand awareness and satisfaction of our customers. To date, we have issued over 15 million P.A.L.S. cards and recently have been issuing nearly one million cards per quarter. Our P.A.L.S. members account for over 70% of our net sales and spend an average of almost 50% more per transaction than do our non-P.A.L.S. customers. Our exclusive program fosters a long-term, one-on-one relationship with the customer and builds brand loyalty and customer retention. Our program also provides us with one of the largest databases of information in the industry. Information on our customers' buying preferences allows us to more precisely deliver targeted marketing efforts and assists us in more effectively catering to our customers' needs.

  •
  Continue to Provide Superior, Knowledge-Based Customer Service.We seek to enhance our customers' shopping experience by providing knowledgeable and friendly customer service and creating a fun and exciting shopping environment. We seek to hire store managers and sales associates who themselves are pet owners and enthusiasts and therefore are more eager and better able to assist customers with their needs. We believe it is better to hire animal lovers and train them in retail rather than hire experienced retailers and hope they like animals. We believe that our customer service differentiates us from our competitors, leading to increased sales, attracting new customers and building customer loyalty.

Purchasing and Distribution

        Our centralized purchasing and distribution system minimizes the delivered cost of merchandise and maximizes the in-stock position of our stores. We currently operate three central and five regional distribution centers. The central distribution centers are located in Mira Loma, California; Dayton, New Jersey; and Joliet, Illinois. Bulk items for all stores are either shipped to regional distribution centers for redistribution or are sent directly to store locations. Manufacturers ship non-bulk supplies to the central distribution facilities which we then distribute either to regional centers or directly to store locations. We believe that our centralized distribution system enables our stores to maximize selling space by reducing necessary levels of safety stock carried in each store. We also provide order fulfillment services for our Internet customers through our three central distribution centers.

Marketing and Advertising

        Our marketing department creates and implements a wide variety of nationwide, regional and local advertising, direct marketing and sales promotion programs. These television, radio, circular and direct mail programs are designed to increase sales and consumer awareness of the PETCO brand name.

        In late 1997 we launched our P.A.L.S. customer loyalty program, which provides us with one of the largest databases of customer information in the industry with over 15 million P.A.L.S. cards issued to date. Our P.A.L.S. database is integrated with our POS system, allowing us to track purchasing activity and shopping habits of our P.A.L.S. cardholders. This allows us to effectively target customers with personalized direct mail or e-mail messages, to provide promotional offers directly related to past purchases and to adjust our products and services mix to more effectively cater to our customers' needs.

        Local store marketing activities are conducted on a regular basis in most stores. These marketing activities include store opening events, in-store pet adoptions, informational seminars, school field trips, pet photos, product demonstrations, pet fairs and a variety of other local contests or cross-promotion events.

Competition

        The pet food and supplies business is highly competitive. This competition can be categorized into three different segments: (1) supermarkets, warehouse clubs and mass merchants; (2) specialty pet store chains; and (3) traditional pet stores. Many of the premium pet food brands we offer, such as Nutro, Science Diet and Eukanuba, are not presently available to supermarkets, warehouse clubs or mass merchants due to manufacturers' restrictions. We believe that the principal competitive factors influencing our business are product selection and quality, convenient store locations, customer service and price. We believe that we compete effectively within our various geographic areas; however, some of our competitors are much larger in terms of sales volume and have access to greater capital and management resources than we do.

        One of our premium pet food vendors, The Iams Company, was purchased by Procter & Gamble in fiscal 1999. Through the end of fiscal 1999, Iams brand pet food was not widely available in supermarkets or mass merchants. In fiscal 2000, Procter & Gamble broadened the distribution of Iams to supermarkets and mass merchants across the country. The Eukanuba brand of pet food, which is also manufactured by The Iams Company, continues to be sold exclusively by specialty channels such as PETCO.

        The pet food and supplies industry has been characterized in recent years by the consolidation of a number of pet supply chains. This consolidation has been accomplished through the acquisition of independent pet stores by larger specialty pet supply chains and the acquisition of these larger chains by similar competitors. We believe this consolidation trend may have a positive impact on industry conditions as store capacity may be rationalized, both in existing and in new units.

Suppliers and Vendors

        We purchase most of our merchandise directly from specialty suppliers and manufacturers of national brands. We purchase the majority of our pet food products from three vendors: The Iams Company, Hill's Pet Products, Inc. (which produces Science Diet), and Nutro, Inc. Supplies of products from these vendors accounted for approximately 10%, 10% and 8%, respectively, of our net sales in fiscal 2000 and 9%, 10% and 8%, respectively, in fiscal 2001. While we do not maintain long-term supply contracts with any of our vendors, we believe that we enjoy a favorable and stable relationship with each of these vendors.

Information Systems

        We have invested significant resources in establishing a comprehensive integrated information system infrastructure, including approximately $50 million over the last three fiscal years to replace and upgrade our information systems. We have integrated all key functional areas that provide our management team with timely information on sales trends, inventory tracking and operational data at the individual store level. The system empowers regional, district and store managers to increase sales, to control inventory and to enhance customer satisfaction.

        Our in-store POS system tracks all sales by stockkeeping unit (SKU) using bar codes and allows management to compare current performance against historical performance and current year's budget on a daily basis. The information gathered by this system supports automatic replenishment of in-store inventory from our regional and central distribution centers and is integrated into product buying decisions. Store labor planning and visual presentation levels are supported by sales management information systems. We use Electronic Data Interchange (EDI) with selected suppliers for efficient transmittal of purchase orders, shipping notices and invoices. Management believes that the systems we have developed enable us to continue to improve customer service, operational efficiency and management's ability to monitor critical performance indicators. We continue to invest in supply chain technologies, human resources management, financial planning tools and continued improvement to the POS systems located in all stores.

Internet Initiatives

        We believe the Internet offers opportunities to complement our "brick-and-mortar" stores and to increase our retail commerce and consumer brand awareness of our products. We operate the popular e-commerce site www.petco.com, which provides our customers with pet-related content, commerce and community via the Internet.

        On December 4, 2000, we acquired the Petopia.com web site, including software and hardware required to operate the web site, for an aggregate purchase price of approximately $3.8 million. Formerly, we had a strategic alliance with, and owned an equity interest of approximately 17.6% in, Petopia.com, a comprehensive pet commerce Internet destination that launched in the summer of 1999. The operations of Petopia.com have been rationalized and fully integrated with our operations.

Trademarks and Licenses

        We have registered numerous service marks and trademarks with the United States Patent and Trademark Office. We believe the PETCO trademark has become an important component in our merchandising and marketing strategy. We believe we have all licenses necessary to conduct our business.

Employees

        As of February 2, 2002, we employed approximately 12,900 associates, of whom approximately 6,300 were employed full-time. Approximately 92% of our employees were employed in stores or in direct field supervision, approximately 4% in distribution centers and approximately 4% in our corporate headquarters in San Diego. We are not party to any collective bargaining arrangements, and we believe our labor relations are generally good.

Regulation

        The transportation and sale of small animals is governed by various state and local regulations. To date, these regulations have not had a material effect on our business or operations. Our aquatics and small animal buyers and real estate department are responsible for compliance with these regulations. Prior to the opening of each store, our aquatics and small animal buyers and real estate department review the regulations of the relevant state and local governments. Our real estate department then ensures ongoing compliance by keeping abreast of industry publications and maintaining contacts with our aquatics and small animal suppliers and the appropriate regulatory agency within each relevant state and local government.

Certain Cautionary Statements

        Some statements in this Annual Report, including, but not limited to, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. We generally identify forward-looking statements in this Annual Report using words like "believe," "intend," "target," "expect," "estimate," "may," "should," "plan," "project," "contemplate," "anticipate," "predict" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our business, financial condition and results of operations may be harmed.

        One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. We have opened approximately 40 to 60 stores per year (offset by closings and relocations of existing stores) between fiscal 1999 and fiscal 2001. We plan to increase our net store count by 35 to 45 stores per year and plan to target one or two new geographic markets per year.

        There can be no assurance that we will be able to open stores at this rate. The rate of our expansion will depend on several factors, including general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations, the negotiation of acceptable lease terms, the availability of qualified personnel and our ability to manage the operational aspects of our growth. The rate of our expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. There can be no assurance that we will be able to obtain equity or debt capital on acceptable terms or at all. Moreover, our senior credit facility and the indenture governing our senior subordinated notes contain provisions that restrict the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to open additional stores as planned, which may adversely affect our results of operations.

        Our continued growth also depends, to a significant degree, on our ability to increase sales in our new and existing stores. Our comparable store net sales increased by 11.1%, 6.4% and 8.6% for fiscal 1999, 2000 and 2001, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our comparable store net sales increases in future periods may be lower than historical levels.

        There also can be no assurance that our existing stores will maintain their current levels of sales and profitability or that new stores will generate sales levels necessary to achieve store-level profitability, much less profitability comparable to that of existing stores. New stores that we open in our existing markets may draw customers from our existing stores and may have lower sales growth relative to stores opened in new markets. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operations. These factors, together with increased pre-opening expenses at our new stores, may reduce our average store contribution and operating margins. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our business, financial condition and results of operations may be harmed.

We may be unable to successfully execute our expansion strategy or manage and sustain our growth and, as a result, our business may be harmed.

        Our ability to open new stores depends on a number of factors, including:

  •
  adequate capital resources for leasehold improvements, fixtures and inventory and pre-opening expenses;

  •
  our ability to locate and obtain favorable store sites and negotiate acceptable lease terms;

  •
  our ability to obtain and distribute adequate product supplies to our stores, including by expanding our distribution facilities;

  •
  our ability to hire, train and retain skilled managers and personnel; and

  •
  our ability to continue to upgrade our information and other operating systems to control the anticipated growth and expanded operations.

        Our senior credit facility and indenture also contain covenants which may restrict or impair our growth plans. We currently expect to finance our store expansion plans from cash flow from operations, lease financing and capacity under our senior credit facility. To the extent that we are unable to obtain adequate financing for new store growth on acceptable terms, our ability to open new stores will be negatively impacted. As a result, there can be no assurances that we will be able to achieve our current plans for the opening of new stores. In addition, our failure to expand our distribution facilities or other internal systems or procedures in accordance with our growth plans, or difficulties we may incur in operating our distribution facilities, could adversely affect our ability to deliver merchandise to our stores in a timely fashion. As a result, our ability to support our planned new store growth may be harmed.

        In addition, we routinely evaluate our strategic alternatives with respect to each of our stores and our other operating assets and investments. In connection with this evaluation, we may elect to close stores or to sell or otherwise dispose of selected assets or investments. Excluding store relocations, we closed 18 stores in fiscal 1999, 10 stores in fiscal 2000 and 6 stores in fiscal 2001. There can be no assurance that any future sale or disposition would be achieved on terms favorable to us because we incur closing costs or may lose sales to our competitors as a result.

Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.

        We have, and will continue to have, a substantial amount of debt. As of February 2, 2002, this debt consisted primarily of (1) $200.0 million in principal amount of our senior subordinated notes and (2) $194.5 million of borrowings under our senior credit facility (with $69.3 million of additional available credit, subject to certain conditions). Our level of indebtedness has important consequences. For example, our level of indebtedness may:

  •
  require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for working capital, capital expenditures and other general corporate purposes;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, which may limit our ability to carry out our business strategy;

  •
  result in higher interest expense if interest rates increase on our floating rate borrowings; or

  •
  heighten our vulnerability to downturns in our business or in the general economy and restrict us from exploiting business opportunities or making acquisitions.

The agreements governing our debt impose restrictions on our business.

        The agreements governing our senior credit facility and the indenture governing our senior subordinated notes contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

  •
  incur more debt;

  •
  pay dividends, redeem or repurchase our stock or make other distributions;

  •
  make acquisitions or investments;

  •
  enter into transactions with affiliates;

  •
  merge or consolidate with others;

  •
  dispose of assets or use the proceeds of asset sales;

  •
  create liens on our assets; and

  •
  extend credit.

        If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.

Our failure to satisfy covenants in our debt instruments will cause a default under those instruments.

        In addition to imposing restrictions on our business and operations, our debt instruments include a number of covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants would result in a default under these instruments. An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. Moreover, the lenders under our senior credit facility would have the option to terminate any obligation to make further extensions of credit under our senior credit facility. If we are unable to repay debt to our senior lenders, these lenders could proceed directly against our assets.

The loss of any of our three key vendors, or of our exclusive distribution arrangements with our vendors, would negatively impact our business.

        We purchase significant amounts of products from three key vendors: The Iams Company, Hill's Pet Products, Inc. (which produces Science Diet) and Nutro, Inc. Supplies of products from these vendors accounted for approximately 10%, 10% and 8%, respectively, of our net sales in fiscal 2000 and 9%, 10% and 8%, respectively, in fiscal 2001. We do not maintain long-term supply contracts with any of our vendors. While we believe that our vendor relationships are satisfactory, any vendor could discontinue selling to us at any time. The loss of any of our three key vendors or any other significant vendors of premium pet food or pet supplies offered by us would have a negative impact on our business, financial condition and results of operations.

        In addition, a change in how our key products are distributed could have a material adverse effect on our business. It could materially adversely affect our business if any premium pet food manufacturers were to make premium pet food products widely available in supermarkets or through mass merchants, or if the premium brands currently available to supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supplies retailers.

        One of our primary premium pet food vendors, The Iams Company, was purchased by Procter & Gamble in fiscal 1999. Through the end of fiscal 1999, the premium pet food brands that we purchased from The Iams Company, Hill's Pet Products, Inc. and Nutro, Inc. were not widely available in supermarkets or mass merchants. In March 2000, Procter & Gamble broadened the distribution of the Iams brand to supermarkets, warehouse clubs and mass merchants across the country. The Eukanuba brand of pet food, which is also manufactured by The Iams Company, continues to be sold exclusively through specialty channels such as PETCO. Sales of Iams brand pet food represented approximately 9% of our net sales in fiscal 1999 and approximately 6% of our net sales in fiscal 2000 and have stabilized at approximately 5% of our net sales in fiscal 2001. The broadening of the distribution of Iams brand pet food negatively impacted our comparable store net sales during fiscal 2000, resulting in lower increases in comparable store net sales through the first quarter of 2001.

        Our principal vendors also currently provide us with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our profitability.

        We also purchase significant amounts of pet supplies from a number of vendors with limited supply capabilities. There can be no assurance that our current pet supply vendors will be able to accommodate our anticipated growth and expansion of our stores. We continually seek to expand our base of pet supply vendors and to identify new pet-related products. An inability of our existing vendors to provide products in a timely or cost-effective manner could impair our business, financial condition and results of operations.

Competition in the markets in which we operate is strong and if we are unable to compete effectively, our ability to generate sales may suffer and our operating income and net earnings would decline.

        The pet food and supplies retailing industry is highly competitive. We compete with a number of specialty pet store chains and traditional pet stores. We also compete with supermarkets, warehouse clubs and mass merchants. Many of these competitors are larger and have access to greater capital and management resources than we do.

        There can be no assurance that in the future we will not face greater competition from national, regional and local retailers. In particular, if any of our major competitors seeks to gain or retain market share by reducing prices or by introducing additional products, we may be required to reduce prices on our key products in order to remain competitive, which may negatively impact our profitability.

A prolonged economic downturn could result in reduced sales and lower revenues and profitability.

        Purchases of pet-related supplies may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income in general may affect companies in pet-related industries more significantly than companies in industries that rely less on discretionary consumer spending. In addition, due to our substantial amount of debt and relatively limited amount of cash and cash equivalents, we are more susceptible to some of these adverse economic effects than are some of our competitors which have greater financial and other resources than we do.

Our operating results could be harmed if we are unable to integrate acquired companies into our operations.

        The pet food and supplies retailing industry is highly fragmented and has been characterized in recent years by consolidation. We may pursue expansion and acquisition opportunities in the future, and we must efficiently integrate and combine operations of acquired companies to realize the anticipated benefits of acquisitions. To be successful, the integration process requires us to achieve the benefits of combining the companies, including generating operating efficiencies and synergies and eliminating or reducing redundant costs. Since we often have limited prior knowledge of acquired companies, there can be no assurance that the anticipated benefits of these acquisitions will be fully realized without incurring unanticipated costs or diverting management's attention from our core operations. Our operating results could be harmed if we are unable to efficiently integrate newly acquired companies into our operations. Any future acquisitions also could result in potentially dilutive issuances of equity securities, or the incurrence of additional debt or the assumption of contingent liabilities.

We have made investments in the past and may make investments in the future without being able to achieve an adequate return, if any, on our investment.

        In the past we have made, and in the future we may make, investments in strategic ventures or other complementary businesses in an effort to expand internationally or to otherwise grow our business. These investments typically involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of our resources, the inability of the new venture to generate sufficient revenues, the management of relationships with third parties and potential expenses. Strategic ventures have the added risk that the other strategic venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives. Although we have no present plans to make any such investment, there can be no assurances that any investment we make in the future would achieve an adequate return, if any, on our investment.

        In the past we have terminated, and in the future we may terminate, our relationship in a strategic venture after we have made substantial investments in that strategic venture. For example, our investment in Petopia.com, an e-commerce destination for the sale of pet food and supplies, failed to achieve the desired results, and in fiscal 2000 we took a charge of approximately $10.2 million due to Petopia.com's pending liquidation and wrote off $1.3 million in receivables due from Petopia.com. In addition, on January 28, 2002 we terminated our relationship with Canadian Petcetera Limited Partnership, which operates 32 Petcetera retail pet food and supplies stores in Canada, because the stores operated by the Canadian partnership were not producing the results we had anticipated. At the time of the termination of our relationship, we also entered into a settlement agreement with the other partners of the partnership to resolve allegations made by the other partners that we had reneged on an alleged agreement to buy out their interests in the Canadian partnership. See "Item 3—Legal Proceedings." We recorded a write-off of approximately $26.7 million in the fourth quarter of 2001 representing the carrying value of our Canadian investment and related assets and settlement expenses of approximately $10.3 million related to the settlement of the related dispute.

If we are required to restructure our operations to comply with regulations governing our business, it could have a material effect on our business and operations.

        The transportation and sale of small animals is governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While we seek to structure our operations to comply with the laws and regulations of each state in which we operate, there can be no assurance that, given varying and uncertain interpretations of these laws, we would be found to be in compliance in all states. A determination that we are in violation of applicable laws in any state in which we operate could require us to restructure our operations to comply with the requirements of that state, which could have a material adverse effect on our business and operations.

Some of our compensation practices have been challenged in a complaint that, if successful, could harm our financial condition and results of operations.

        In July 2001, we received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the California Business and Professions Code. The purported class of plaintiffs allege that we improperly classified our salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. We have answered the complaint and discovery has commenced. If successful, this litigation could harm our financial condition, and any required change in our labor practices could have a negative impact on our results of operations. See "Item 3—Legal Proceedings."

We depend on key personnel, and if we lose the services of any of our principal executive officers, including Mr. Devine, our Chairman, President and Chief Executive Officer, we may not be able to run our business effectively.

        We are dependent upon the efforts of our principal executive officers. In particular, we are dependent upon the management and leadership of Brian K. Devine, our Chairman, President and Chief Executive Officer. The loss of Mr. Devine or certain of our other principal executive officers could affect our ability to run our business effectively.

        Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and there can be no assurances that we can retain our personnel. The loss of a member of senior management requires the remaining executive officers to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our senior executive positions on a timely basis could adversely affect our ability to implement our business strategy, which would negatively impact our results of operations.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

        As of April 12, 2002, our executive officers, directors and principal stockholders owned, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and will have significant control over our management and policies. The directors elected by these stockholders will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. Prior to consummation of our initial public offering, Green Equity Investors III, L.P. and TPG Partners III, L.P. and its affiliates entered into an agreement, pursuant to which they have agreed to vote for two nominees of Green Equity Investors III, L.P. and two nominees of TPG Partners III, L.P. and its affiliates. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Future sales of shares of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

        If our existing stockholders sell substantial amounts of our common stock in the public market or if there is a perception that these sales may occur, the market price of our common stock could decline. As of April 12, 2002, we had outstanding 57,271,673 shares of common stock. Of these shares, only the shares of common stock sold in our initial public offering will be freely tradable, without restriction, in the public market. After the lockup agreements pertaining to this offering expire 180 days from the date of the offering, unless waived, 40,596,673 additional shares will be eligible for sale in the public market at various times, subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

The price of our common stock may be volatile.

        The price at which our common stock will trade may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management's attention and resources from our core business.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

        Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and profitability and your investment. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the market for our common stock, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Our stock price may be adversely affected because our results of operations may fluctuate from quarter to quarter.

        The timing of new store openings, related pre-opening expenses and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. Our business is also subject to seasonal fluctuation. If our quarterly revenue and operating results fall below the expectations of securities analysts and investors, the market price of our common stock could fall substantially. Historically, we have realized a higher portion of our net sales during the month of December than during the other months of the year.

        Operating results also may vary depending on a number of factors, many of which are outside our control, including:

  •
  changes in our pricing policies or those of our competitors;

  •
  the hiring and retention of key personnel;

  •
  wage and cost pressures;

  •
  changes in fuel prices or electrical rates;

  •
  costs related to acquisitions of businesses; and

  •
  seasonal and general economic factors.

Takeover defense provisions may adversely affect the market price of our common stock.

        Various provisions of the Delaware general corporation law, or the DGCL, and of our corporate governance documents may inhibit changes in control not approved by our board of directors and may have the effect of depriving you of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

  •
  a classified board of directors;

  •
  a prohibition on stockholder action through written consents;

  •
  a requirement that special meetings of stockholders be called only by our board of directors, our chairman or our president;

  •
  advance notice requirements for stockholder proposals and nominations; and

  •
  availability of "blank check" preferred stock.

        You are cautioned not to place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Annual Report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances since this Annual Report or to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

        We lease substantially all of our store and warehouse locations. The original lease terms for our stores generally range from five to twenty years, with many of these leases containing renewal options. Leases on 142 stores expire within the next three years. Of these leases, 106 contain renewal options.

        Our headquarters, located in San Diego, California, consists of two facilities. We own an approximately 70,000 square foot facility and we lease an approximately 43,000 square foot facility. The owned San Diego facility is financed under an obligation which expires in February 2006. We also lease three central and five regional distribution centers. Our three central distribution centers collectively occupy approximately 800,000 square feet of space in Dayton, New Jersey; Joliet, Illinois; and Mira Loma, California under leases which expire in June 2002, April 2005 and September 2005, respectively. Our five regional distribution centers collectively occupy approximately 240,000 square feet of space in Stockton, California; Portland, Oregon; New Hope, Minnesota; Mansfield, Massachusetts; and Garland, Texas under leases which expire in April 2004, February 2007, September 2002, December 2003 and August 2004, respectively. Except with respect to the lease for our Portland, Oregon facility, all of our distribution center leases contain a renewal option.

        We design our stores to offer a fun, vibrant and enjoyable shopping experience for our customers and their pets. A typical PETCO store is moderately sized at 12,000 to 15,000 square feet, with low ceilings, attractive signage and bright lighting, resulting in a distinctive retail setting. Below is a table which lists, for our 561 stores at February 2, 2002, the number of stores by state:

Number of PETCO Stores
as of February 2, 2002

State	Number of Stores	State	Number of Stores
Alabama	2	Mississippi	1
Arizona	15	Missouri	13
Arkansas	3	Montana	1
California	135	Nebraska	6
Colorado	12	Nevada	8
Connecticut	15	New Hampshire	6
Delaware	1	New Jersey	15
District of Columbia	1	New Mexico	3
Georgia	8	New York	33
Idaho	2	North Dakota	2
Illinois	38	Ohio	3
Indiana	6	Oregon	14
Iowa	6	Pennsylvania	23
Kansas	8	Rhode Island	1
Kentucky	1	South Dakota	1
Louisiana	2	Tennessee	7
Maine	1	Texas	49
Maryland	11	Utah	5
Massachusetts	24	Virginia	11
Michigan	14	Washington	26
Minnesota	18	Wisconsin	10

ITEM 3. LEGAL PROCEEDINGS

        In July 2001, two former employees instituted an action against us in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed, individually and on behalf of a purported class consisting of all current and former employees who worked as salaried managers or assistant managers in our stores in the state of California at any time between July 30, 1997 and the present. The complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. We have answered the complaint and discovery has commenced. We intend to vigorously defend the action, including contesting the certification of the action as a class action. If successful, this litigation could have a material adverse effect on our financial condition, and any required change in our labor practices, could have a negative impact on our results of operations.

        On January 28, 2002, we settled a dispute regarding our investment in Canadian Petcetera Limited Partnership, which operates 32 Petcetera retail pet food and supplies stores in Canada, and terminated our relationship with the partnership. Under the terms of the settlement agreement (1) we transferred all of our interests in the Canadian partnership to an affiliate of Canadian Petcetera Warehouse Inc., the general partner of the partnership, (2) we paid the partnership $15.9 million in Canadian dollars, or approximately $10.3 million in U.S. dollars, (3) we agreed not to enter the Canadian marketplace for a two-year period and (4) we and the other partners released each other from any and all liability in connection with the operation of the Canadian partnership. In addition, the settlement provides that we have a right to the proceeds of any sale of the Canadian partnership or its assets within the next two years, subject to a maximum amount of $20.0 million in Canadian dollars, or approximately $12.4 million in U.S. dollars.

        From time to time we are involved in routine litigation and proceedings in the ordinary course of our business. We are not currently involved in any other pending litigation matters that we believe would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended February 2, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock has been quoted on the National Market of The Nasdaq Stock Market under the symbol "PETC" since our initial public offering in February 2002 and has not yet traded for a full quarterly period. Prior to this time, there was no public trading market for our shares of common stock.

        The last reported sale price of our common stock on The Nasdaq Stock Market's National Market on April 12, 2002 was $22.95. As of April 12, 2002, there were 57,271,673 shares of common stock outstanding that were held of record by approximately 120 stockholders.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The agreements governing our senior credit facility and the indenture governing our 10.75% senior subordinated notes due 2011 also restrict our ability to declare or pay dividends on our common stock.

Recent Sales of Unregistered Securities

        From February 4, 2001 through February 2, 2002, we granted options to purchase an aggregate of 882,376 shares of common stock to employees, directors and consultants under our 1994 stock option plan at exercise prices from $0.50 to $4.45. Additionally, during that period, an aggregate of 923,020 shares of common stock were purchased pursuant to the exercise of stock options. These transactions were effected under Rule 701 of the Securities Act. We did not issue and sell any other unregistered equity securities during the fiscal year ended February 2, 2002.

        The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with the transactions described above.

Use of Proceeds

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-75830) that was declared effective by the Securities and Exchange Commission on February 21, 2002. A total of 15,500,000 shares of common stock were registered on our behalf in this offering and an additional 1,175,000 shares were registered on behalf of certain selling stockholders. All 16,675,000 shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of approximately $316.8 million, through a syndicate of underwriters managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Deutsche Banc Securities Inc. (formerly Deutsche Banc Alex. Brown Inc.), Goldman, Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney Inc. The aggregate offering price of the shares we sold was $294.5 million and the aggregate offering price of shares sold by the selling stockholders was approximately $22.3 million.

        We paid approximately $19.9 million and the selling stockholders paid approximately $1.5 million to the underwriters for underwriting discounts and commissions in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $2.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $22.4 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $272.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

        We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full 110,526 shares of series A preferred stock and 77,895 shares of series B preferred stock, representing all of our then outstanding shares of series A and series B preferred stock. Prior to the redemption, each of Green Equity Investors III., L.P., who we refer to as Leonard Green, and TPG Partners III, L.P. and its affiliates, who we refer to collectively as Texas Pacific Group, owned 51,081.5 shares of series A preferred stock and 36,000 shares of our series B preferred stock and Julian Day, one of our directors, owned 54 shares of series A preferred stock and 38 shares of series B preferred stock. As a result of their ownership of preferred stock, each of Leonard Green and Texas Pacific Group received approximately $110.8 million and Julian Day received approximately $0.1 million in connection with the preferred stock redemption. Leonard Green and Texas Pacific Group each currently own more than 10% of our common stock. We also used approximately $32.3 million of the net proceeds of our initial public offering plus approximately $2.2 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of, and for the fiscal years ended January 31, 1998, January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002, presented below under the captions "Statement of Operations Data" and "Balance Sheet Data," have been derived from our audited consolidated financial statements as of those dates and for those periods. The selected historical consolidated financial data and notes should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

	Fiscal Year Ended
	Jan. 31, 1998	Jan. 30, 1999	Jan. 29, 2000	Feb. 3, 2001(1)	Feb. 2, 2002
	(amounts in thousands, except per share amounts, net sales per square foot and number of stores at period end)
Statement of Operations Data:
Net sales	$749,789	$839,622	$990,289	$1,151,178	$1,300,949
Cost of sales and occupancy costs	553,566	624,818	720,711	817,084	909,186

Gross profit	196,223	214,804	269,578	334,094	391,763
Selling, general and administrative expenses	173,667	187,938	220,800	264,753	322,437
Write-off of Canadian investment	—	—	—	—	37,035
Merger and non-recurring costs	38,693	22,963	—	55,928	445

Operating income (loss)	(16,137)	3,903	48,778	13,413	31,846
Interest expense, net	2,530	6,718	8,936	22,971	40,837

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	(18,667)	(2,815)	39,842	(9,558)	(8,991)
Internet operations and equity in loss of unconsolidated affiliates	—	—	(1,254)	(4,543)	(3,083)

Earnings (loss) before income taxes and extraordinary item	(18,667)	(2,815)	38,588	(14,101)	(12,074)
Income taxes (benefit)	(5,486)	(438)	16,831	4,974	(2,215)

Earnings (loss) before extraordinary item	(13,181)	(2,377)	21,757	(19,075)	(9,859)
Extraordinary item—loss on extinguishment of debt (net of income tax benefit)	—	—	—	(1,264)	(12,942)

Net earnings (loss)	(13,181)	(2,377)	21,757	(20,339)	(22,801)
Increase in carrying amount of redeemable preferred stock	—	—	—	(8,486)	(27,745)

Net earnings (loss) available to common stockholders	$(13,181)	$(2,377)	$21,757	$(28,825)	$(50,546)

Basic earnings (loss) per share	$(0.01)	$(0.00)	$0.02	$(0.05)	$(1.32)
Diluted earnings (loss) per share	$(0.01)	$(0.00)	$0.02	$(0.05)	$(1.32)
Shares used for computing basic earnings (loss) per share	908,424	927,212	928,136	632,162	38,429
Shares used for computing diluted earnings (loss) per share	908,424	927,212	938,872	632,162	38,429
Other Financial Data:
Gross profit margin	26.2%	25.6%	27.2%	29.0%	30.1%
Adjusted EBITDA(2)	$57,845	$63,150	$88,058	$117,179	$139,246
Adjusted EBITDA margin(3)	7.7%	7.5%	8.9%	10.2%	10.7%
Depreciation and amortization	$24,289	$30,382	$39,280	$48,100	$51,694
Inventory turns(4)	5.9x	6.1x	6.5x	6.8x	7.4x
Store Data:
Percentage increase in comparable store net sales	11.5%	6.4%	11.1%	6.4%	8.6%
Net sales per square foot(5)	$158	$157	$168	$177 (6)	$180
Number of stores at period end	457	476	490	528	561

	As of
	Jan. 31, 1998	Jan. 30, 1999	Jan. 29, 2000	Feb. 3, 2001(1)	Feb. 2, 2002
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,354	$2,324	$36,059	$18,044	$36,215
Working capital(7)	30,006	36,992	32,824	21,479	32,214
Total assets	335,195	387,135	453,894	454,319	473,572
Total debt, including current maturities(8)	46,442	99,880	118,465	391,191	401,157
Redeemable preferred stock	—	—	—	191,537	219,282
Common stockholders' equity (deficit)	186,057	183,841	205,890	(268,407)	(305,707)

(1)
The fiscal year ended February 3, 2001 consisted of 53 weeks, as compared to 52 weeks for each of the fiscal years ended January 31, 1998, January 30, 1999, January 29, 2000 and February 2, 2002.

(2)
Net earnings (loss) before interest (net), taxes, depreciation and amortization, Internet operations prior to consolidation in fiscal 2001, equity in loss of unconsolidated affiliates, extraordinary item and management fees, adjusted to exclude the effects of the following expenses for the periods referenced: (A) merger and non-recurring costs of $38.7 million, $23.0 million, $55.9 million and $0.4 million for the fiscal years ended January 31, 1998, January 30, 1999, February 3, 2001 and February 2, 2002, respectively, (B) general and administrative costs of $11.0 million in the fiscal year ended January 31, 1998 associated with the acquisition of PetCare Plus, Inc., (C) general and administrative costs of $5.9 million in the fiscal year ended January 30, 1999 associated with a management realignment, an asset write-off related to the relocation of our main distribution center and the replacement of the point-of-sale equipment in all stores, (D) management fees of $1.0 million and $3.1 million for the fiscal years ended February 3, 2001 and February 2, 2002, respectively, paid pursuant to our management services agreement, (E) non-cash stock-based compensation of $17.4 million for the fiscal year ended February 2, 2002, related to the deemed increase in fair value for accounting purposes resulting from our initial public offering, and (F) general and administrative costs of $37.0 million for a write off and settlement related to our former Canadian investment in the fiscal year ended February 2, 2002.

  Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP, but is used by some investors to determine a company's ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company's operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

  The calculation of Adjusted EBITDA is shown below:

	Fiscal Year Ended
	Jan. 31, 1998		Jan. 30, 1999		Jan. 29, 2000	Feb. 3, 2001	Feb. 2, 2002
Operating income	$(16,137)		$3,903		$48,778	$13,413	$31,846
Merger and non-recurring costs	38,693		22,963		—	55,928	445
Depreciation and amortization	24,289		30,382		39,280	48,100	51,694
Interest included in amortization above	—		—		—	(1,302)	(2,245)
Special G&A costs	11,000(a	)	5,902(b	)	—	—	—
Write-off of Canadian investment (c)	—		—		—	—	37,035
Management fees (d)	—		—		—	1,040	3,120
Stock-based compensation (e)	—		—		—	—	17,351

Adjusted EBITDA	$57,845		$63,150		$88,058	$117,179	$139,246

  (a)
  General and administrative costs of $11.0 million for the fiscal year ended January 31, 1998 were incurred in connection with the acquisition of PetCare Plus, Inc.

  (b)
  General and administrative costs of $5.9 million for the fiscal year ended January 30, 1999, consists of $1.4 million incurred in connection with a management realignment, and $4.5 million in connection with the relocation of our main distribution center and the replacement of our point-of-sale equipment in all stores.

  (c)
  Expenses of $37.0 million for the fiscal year ended February 2, 2002 were incurred in connection with a write-off and settlement related to our former Canadian investment.

  (d)
  Management fees were paid pursuant to our management services agreement, which we entered into in October 2000 in connection with our leveraged recapitalization, and are included in selling, general and administrative expense in our statements of operations. We terminated the management services agreement shortly after our initial public offering for a fee of $12.5 million.

  (e)
  In connection with the deemed increase in fair value related to outstanding stock options for accounting purposes as a result of our initial public offering, we recorded non-cash stock-based compensation totaling $17.4 million, of which $14.4 million and $3.0 million are recorded in selling, general and administrative expense and cost of sales and occupancy costs, respectively.

(3)
Calculated by dividing Adjusted EBITDA by net sales.

(4)
Calculated by dividing cost of sales by average fiscal quarter end inventory for the five most recent quarters.

(5)
Calculated by dividing net sales by gross square footage of stores open, weighted by the number of months stores are open during the period.

(6)
As adjusted to a 52-week period, net sales per square foot would have been $173 for the fiscal year ended February 3, 2001.

(7)
Calculated by subtracting current liabilities from current assets (other than cash and cash equivalents).

(8)
Includes capital leases and other obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item I of this Annual Report under the heading "Certain Cautionary Statements." Our actual results may differ materially from those contained in any forward-looking statements.

General

        PETCO is a leading specialty retailer of premium pet food and supplies. At February 2, 2002, we operated 561 stores in 41 states and the District of Columbia. We plan to open superstores in the future and follow a strategy of converting and expanding our remaining smaller format stores to the superstore format. As a result of this strategy, we have opened and acquired superstores, have expanded and relocated smaller format stores into superstores and have closed underperforming stores. As a result of our store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store pre-opening expenses and lower anticipated sales volumes of newer stores.

        On October 2, 2000, we completed a leveraged recapitalization with an entity controlled by affiliates of Leonard Green & Partners, L.P. and Texas Pacific Group, the sponsors of the transaction. The transaction was financed by a combination of equity, senior subordinated debt and a senior credit facility. A group of equity investors led by the sponsors contributed a total of approximately $200 million of equity to PETCO in the transaction. The transaction was accounted for as a recapitalization and as such, a step-up of assets to fair market value was not required.

        On February 27, 2002 we completed an initial public offering of our common stock. We received net proceeds of approximately $272.1 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters' over-allotment option. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.3 million of the net proceeds of our initial public offering plus approximately $2.2 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at a 110.5% of their face amount plus accrued interest.

Results of Operations

        The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated. As a result of operational and strategic changes, period-to-period comparisons of financial results may not be meaningful and the results of our operations for historical periods may not be indicative of our future results.

	Fiscal Year Ended
	Jan. 29, 2000	Feb. 3, 2001	Feb. 2, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	72.8	71.0	69.9

Gross profit	27.2	29.0	30.1
Selling, general and administrative expenses	22.3	23.0	24.8
Write-off of Canadian investment	—	—	2.8
Merger and non-recurring costs	—	4.8	0.1

Operating income (loss)	4.9	1.2	2.4
Interest expense, net	0.9	2.0	3.1

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	4.0	(0.8)	(0.7)
Internet operations and equity in loss of unconsolidated affiliates	(0.1)	(0.4)	(0.2)

Earnings (loss) before income taxes and extraordinary item	3.9	(1.2)	(0.9)
Income taxes (benefit)	1.7	0.4	(0.1)

Earnings (loss) before extraordinary item	2.2	(1.6)	(0.8)
Extraordinary item—loss on extinguishment of debt (net of income tax benefit)	—	(0.1)	(1.0)

Net earnings (loss)	2.2%	(1.7)%	(1.8)%

Fiscal Year Ended February 2, 2002 Compared with Fiscal Year Ended February 3, 2001

        Net sales increased 13.0% to $1,300.9 million for the 52-week fiscal 2001 from $1,151.2 million for the 53-week fiscal 2000. The increase in net sales for fiscal 2001 resulted primarily from the addition of 50 superstores, partially offset by the closure of 17 stores, of which 11 were relocated, and a comparable store net sales increase of 8.6%, partially offset by the fact that fiscal 2000 was a 53-week year. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $95.4 million, or 63.7%, of the net sales increase, and $54.3 million, or 36.3%, was attributable primarily to the net increase in our store base. During the first quarter of fiscal 2000, the distribution of Iams brand pet food was broadened beyond specialty stores into supermarkets, warehouse clubs and mass merchants. Iams brand pet food represented approximately 9% of our net sales in fiscal 1999. The broadening of distribution of Iams brand pet food negatively impacted comparable store net sales by approximately 3% during both fiscal 2000 and in first quarter 2001. For the second, third and fourth quarter 2001, following the anniversary of the broadening of distribution of Iams brand pet food, the increases in comparable store net sales were 10.1%, 7.5% and 9.0%, respectively. Third quarter 2001 comparable store net sales were modestly impacted by the September 11th terrorist attacks and, to a lesser extent, by weakening economic conditions.

        Gross profit, defined as net sales less the cost of sales including store occupancy costs, increased $57.7 million, or 17.3%, to $391.8 million for fiscal 2001, from $334.1 million for fiscal 2000. Gross profit as a percentage of net sales increased to 30.1% for fiscal 2001, from 29.0% in the prior year period. The majority of this increase in gross profit margin is due to the shift in the sales mix from lower-margin pet food sales to higher-margin categories, such as companion animals, toys and supplies; greater purchasing leverage; and increased leverage of occupancy costs, partially offset by increases in accruals for merchandise shrink. Our reduced sales of Iams brand pet food due to its broader availability accelerated the shift in sales mix contributing to the gross margin increase. The increase in gross margin was offset by $3.0 million of non-cash stock-based compensation based on the deemed fair value of our common stock as a result of our initial public offering.

        Selling, general and administrative expenses increased $57.7 million, or 21.8%, to $322.4 million for fiscal 2001 from $264.8 million for fiscal 2000. The increase was due primarily to non-cash stock-based compensation expense of $14.4 million based on the deemed fair value of our common stock as a result of our initial public offering, increased personnel and related costs associated with supporting increased sales and new store openings and increased marketing and advertising costs. As a percentage of net sales, these expenses increased to 24.8% for fiscal 2001 from 23.0% in the prior year period. The increase for fiscal 2001 was primarily due to costs related to increased support functions and transition costs for the post-acquisition integration of Internet operations, management fees under our management services agreement entered into in connection with our leveraged recapitalization, non-cash stock based compensation expense related to our initial public offering and increased insurance costs.

        We previously owned a non-controlling limited partnership interest in Canadian Petcetera Limited Partnership, which operates 32 Petcetera retail pet food and supplies stores in Canada. On January 28, 2002, we terminated our relationship with the partnership. Accordingly, we recorded $37.0 million for the write-off of our Canadian investment in fourth quarter 2001, consisting of the write-off of approximately $26.7 million, which represented the carrying value of our investment and related assets as of the termination date, and approximately $10.3 million of settlement expense as a result of the settlement of a dispute between us and the other partners of the partnership. See "Item 3—Legal Proceedings."

        Merger and non-recurring costs of $0.4 million were recorded in fiscal 2001. These costs consisted of an additional loss of $0.3 million to sub-lease an acquired facility that was previously closed and additional legal costs of $0.1 million related to our leveraged recapitalization.

        Merger and non-recurring costs of $55.9 million were recorded in fiscal 2000. These costs consisted of $19.8 million of leveraged recapitalization transaction costs, compensation expense of $22.2 million related to the repurchase of outstanding options for common stock in our leveraged recapitalization, the write-off of $10.2 million with respect to our investment in Petopia.com and $3.7 million in expenses related to the settlement of existing shareholder lawsuits and shareholder lawsuits related to our leveraged recapitalization.

        Operating income was $31.8 million in fiscal 2001, or 2.4% of net sales, compared with operating income of $13.4 million in fiscal 2000, or 1.2% of net sales. Excluding merger and non-recurring costs of $0.4 million and $55.9 million in fiscal 2001 and fiscal 2000, respectively, the $37.0 million write-off and settlement related to our former Canadian investment, management fees of $3.1 million and $1.0 million in fiscal 2001 and 2000, respectively, pursuant to a management services agreement that was terminated in connection with our initial public offering, the $17.4 million non-cash stock-based compensation charge in fiscal 2001 and the $5.5 million impact of the 53rd week in fiscal 2000, on a comparable basis, we would have reported operating income of $89.8 million, or 6.9% of net sales, in fiscal 2001, compared with operating income of $64.8 million, or 5.7% of net sales, in the prior year period. Included in operating income for fiscal 2001 is an operating loss of $2.0 million for Internet operations and transition costs related to Internet operations of $0.5 million.

        Net interest expense was $40.8 million in fiscal 2001 compared with net interest expense of $23.0 million in fiscal 2000. Increased borrowings in fiscal 2001, related to our leveraged recapitalization, led to the increase in interest expense.

        We recognized $3.1 million in equity in loss of unconsolidated affiliates for fiscal 2001 from our former limited partner interest in a limited partnership, which operates retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement.

        We recorded a loss of $4.5 million for Internet operations and equity in loss of unconsolidated affiliates for fiscal 2000. This primarily non-cash loss consists of $11.5 million of equity in the losses of Petopia.com, partially offset by $10.3 million we earned for our support of Petopia.com principally under the terms of our strategic alliance agreement, net of related expenses, the write-off of $1.3 million in receivables due from Petopia.com due to Petopia.com's pending liquidation, transition costs of $1.5 million incurred in relocating Petopia.com's operating assets to our national support center following our acquisition of certain operating assets of Petopia.com and equity in loss of unconsolidated affiliates of $0.5 million related to our former investment in a Canadian limited partnership. We acquired certain operating assets of Petopia.com in the fourth quarter of fiscal 2000 and the results or our Internet operations are included in our consolidated results for fiscal 2001.

        We had an income tax benefit of $2.2 million in fiscal 2001 compared with income taxes of $5.0 million in fiscal 2000. Our effective tax rate before equity in loss of unconsolidated affiliates and non-deductible merger and non-recurring costs was 39.0% in fiscal 2001. Our effective tax rate before equity in loss of unconsolidated affiliates was 39.5% in fiscal 2000. We did not recognize any tax benefits from our equity in loss of unconsolidated affiliates, resulting in effective tax rates before extraordinary item of 18.3% tax benefit and (35.3%) tax expense, respectively, in fiscal 2001 and fiscal 2000.

        We redeemed our 13% senior subordinated notes due 2010 in fiscal 2001, resulting in an extraordinary loss upon early redemption of $12.9 million (net of income tax benefit of $7.9 million).

        We retired a credit facility in fiscal 2000 in connection with our leveraged recapitalization and related unamortized debt issuance costs were written off, resulting in an extraordinary loss of $1.3 million (net of income tax benefit of $0.8 million).

        Net loss was $22.8 million in fiscal 2001, or ($1.32) per diluted share, compared with net loss of $20.3 million in fiscal 2000, or ($0.05) per diluted share. Excluding merger and non-recurring costs, the write-off and settlement related to our former Canadian investment, management fees pursuant to a management services agreement that was terminated in connection with our initial public offering, the non-cash stock-based compensation charge, Internet operations and equity in loss of unconsolidated affiliates of $3.1 million and $4.5 million in fiscal 2001 and fiscal 2000, respectively, and the $4.8 million impact of the 53rd week in fiscal 2000, all related tax impacts of the preceding items and extraordinary items net of related tax benefits, on a comparable basis, we would have reported net earnings of $29.9 million, or $0.52 per diluted share, in fiscal 2001, compared with net income of $26.0 million, or $0.46 per diluted share, in the prior year comparable 52-week period.

        The holders of our series A preferred stock and our series B preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. We were not required to pay these dividends in cash. The dividends that were not paid in cash compounded quarterly. The dividends earned were added to the principal balance of the preferred stock, with a corresponding deduction in net income available to common stockholders. All of the preferred stock was redeemed in first quarter 2002 in connection with our initial public offering.

        In the first quarter 2002, we anticipate recording an aggregate of approximately $8.4 million of additional non-recurring non-cash stock-based compensation expense related to options outstanding prior to our initial public offering, a charge of approximately $12.5 million related to the termination of our management services agreement, a charge of approximately $18.6 million with respect to the premium paid on the redemption of our series A and series B preferred stock, bank waiver fees of approximately $0.7 million to facilitate our initial public offering and an extraordinary item of approximately $2.0 million, net of related tax benefit, related to a repurchase, in first quarter 2002, of $30.0 million in principal amount of our 10.75% senior subordinated notes.

Fiscal Year Ended February 3, 2001 Compared with Fiscal Year Ended January 29, 2000

        Net sales increased 16.2% to $1,151.2 million in fiscal 2000 from $990.3 million in fiscal 1999. The increase in net sales in fiscal 2000 resulted primarily from the addition of 58 superstores, including the acquisition of six superstores, partially offset by the closure of 20 stores, of which ten were relocated, and a comparable store net sales increase of 6.4%. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $64.0 million, or 39.8%, of the net sales increase, and $96.9 million, or 60.2% of the net sales increase, was attributable primarily to the net increase in our store base and the fact that fiscal 2000 contained 53 weeks, compared to 52 weeks in fiscal 1999. During the first quarter of fiscal 2000, the distribution of Iams brand pet food was broadened beyond specialty stores into supermarkets, warehouse clubs and mass merchants. Iams brand pet food sales represented approximately 9% of our net sales in fiscal 1999. The broadening of distribution of Iams brand pet food negatively impacted comparable store net sales by approximately 3% during fiscal 2000, a trend that continued through the first quarter of fiscal 2001.

        Gross profit increased $64.5 million, or 23.9%, to $334.1 million in fiscal 2000 from $269.6 million in fiscal 1999. Gross profit as a percentage of net sales increased to 29.0% in fiscal 2000 from 27.2% in fiscal 1999. The majority of this increase in gross margin is due to the continuing shift in the sales mix from lower-margin pet food sales to higher-margin categories, such as companion animals, toys and supplies; greater purchasing leverage; and increased leverage of occupancy costs. Our reduced sales of Iams brand pet food due to its broader availability accelerated the shift in sales mix in fiscal 2000, contributing to the gross margin rate increase.

        Selling, general and administrative expenses increased $44.0 million, or 19.9%, to $264.8 million in fiscal 2000 from $220.8 million in fiscal 1999. The increase was due primarily to increased personnel and related costs associated with supporting increased sales and new store openings. As a percentage of net sales, these expenses increased to 23.0% in fiscal 2000 from 22.3% in fiscal 1999. The increase in 2000 was primarily due to increased personnel and related costs associated with our training and customer satisfaction initiatives, depreciation and maintenance of our investments in infrastructure in the prior year, and the accrual for management bonuses based on improved financial performance.

        Merger and non-recurring costs of $55.9 million were recorded in fiscal 2000. These costs consisted of $19.8 million of leveraged recapitalization transaction costs, compensation expense of $22.2 million related to the repurchase of outstanding options for common stock in our leveraged recapitalization, the write-off of $10.2 million with respect to our investment in Petopia.com and $3.7 million in expenses related to the settlement of existing shareholder lawsuits and shareholder lawsuits related to our leveraged recapitalization.

        Operating income was $13.4 million in fiscal 2000 compared with operating income of $48.8 million in fiscal 1999. Excluding merger and non-recurring costs, management fees and the impact of the 53rd week in fiscal 2000, on a comparable basis, we would have reported operating income of $64.8 million, or 5.7% of net sales, in fiscal 2000, compared with operating income of $48.8 million, or 4.9% of net sales, in fiscal 1999.

        During fiscal 1999, we acquired an equity interest in Petopia.com, an e-commerce destination for the sale of pet food and supplies. Prior to our acquisition of certain assets of Petopia.com in the fourth quarter of fiscal 2000, we accounted for our investment in Petopia.com using the equity method and recorded our proportionate share of earnings or loss. We also had a limited partner interest in a limited partnership which operates retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement.

        We recognized losses of $1.3 million and $4.5 million for Internet operations and equity in loss of unconsolidated affiliates in fiscal 1999 and fiscal 2000, respectively. These amounts include the following:

  •
  equity in losses for Petopia.com of $4.0 million and $11.5 million for fiscal 1999 and 2000, respectively;

  •
  revenue and additional equity earned and expenses incurred in the amounts of $2.7 million and $10.3 million of net revenues in fiscal 1999 and 2000, respectively, in providing certain marketing and fulfillment services to Petopia.com according to the terms of our strategic alliance agreement;

  •
  the write-off of $1.3 million in receivables due from Petopia.com in fiscal 2000 due to Petopia.com's pending liquidation;

  •
  transition costs of $1.5 million incurred in fiscal 2000 in relocating Petopia.com's operating assets to our national support center following our acquisition of certain operating assets of Petopia.com; and

  •
  equity in loss of $0.5 million in fiscal 2000 related to our former investment in a Canadian limited partnership.

        Net interest expense was $23.0 million in fiscal 2000 compared with net interest expense of $8.9 million in fiscal 1999. Increased borrowings in fiscal 2000, related to our leveraged recapitalization, led to the increase in interest expense.

        Income taxes were $5.0 million in fiscal 2000 compared with $16.8 million in fiscal 1999. Our effective tax rate before equity in loss of unconsolidated affiliates and non-deductible merger and non-recurring costs was 39.5% in fiscal 2000. Our effective tax rate before equity in loss of unconsolidated affiliates was 39.5% in fiscal 1999. We did not recognize any tax benefits from our equity in loss of unconsolidated affiliates, resulting in effective tax rates before extraordinary item of (35.3%) and 43.6%, respectively, in fiscal 2000 and fiscal 1999.

        We retired a credit facility during fiscal 2000 in connection with our leveraged recapitalization and related unamortized debt issuance costs were written off, resulting in an extraordinary expense of $1.3 million (net of income tax benefit of $0.8 million).

        Net loss was $20.3 million in fiscal 2000, compared with net earnings of $21.8 million in fiscal 1999. Net earnings, excluding Internet operations and equity in loss of unconsolidated affiliates and related tax effects, merger and non-recurring costs, management fees, the impact of the 53rd week and related charges and related tax impacts and extraordinary item net of tax benefit, increased to $26.0 million, compared with net earnings in the prior year, excluding Internet operations and equity in loss of unconsolidated affiliates and related tax effects, of $24.1 million.

Quarterly Data

        The following tables set forth the unaudited quarterly results of operations for fiscal 2000 and fiscal 2001. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. We expect quarterly results of operations to fluctuate depending on the timing and amount of net sales contributed by new stores.

        We believe that our business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.

	Fiscal Quarter Ended
Fiscal 2000	Apr. 29, 2000	Jul. 29, 2000	Oct. 28, 2000	Feb. 3, 2001
	(dollars in thousands)
Net sales	$265,166	$262,719	$282,465	$340,828
Gross profit	73,266	73,371	80,736	106,721
Operating income (loss)	11,547	12,091	(43,256)	33,031
Net earnings (loss)	6,381	2,694	(44,521)	15,107
Operating earnings(1)	5,546	5,886	4,660	11,962
Adjusted EBITDA(2)	21,732	22,704	26,962	45,781
Stores open at end of period	503	509	526	528
Aggregate gross square footage	6,380,209	6,501,775	6,806,603	6,856,732
Percentage increase in comparable store net sales	8.5%	5.0%	6.3%	6.1%
	Fiscal Quarter Ended
Fiscal 2001	May 5, 2001	Aug. 4, 2001	Nov. 3, 2001	Feb. 2, 2002
	(dollars in thousands)
Net sales	$304,494	$309,902	$322,853	$363,700
Gross profit	87,887	90,072	96,676	117,128
Operating income	11,783	10,766	14,448	(5,151)
Net earnings (loss)	(436)	(694)	(10,760)	(10,911)
Operating earnings(1)	365	414	2,788	(5,171)
Adjusted EBITDA(2)	27,834	30,305	33,396	47,711
Stores open at end of period	538	548	560	561
Aggregate gross square footage	7,031,948	7,215,744	7,384,106	7,439,454
Percentage increase in comparable store net sales	7.7%	10.1%	7.5%	9.0%

(1)
Operating earnings exclude Internet operations and equity in loss of unconsolidated affiliates, net of tax effects, and merger and non-recurring costs, net of tax benefits.

(2)
Net earnings (loss) before interest (net), taxes, depreciation and amortization, Internet operations prior to consolidation in fiscal 2001, equity in loss of unconsolidated affiliates, extraordinary item and management fees, adjusted to exclude the effects of merger and non-recurring costs of $56.1 million, $(0.2) million and $0.4 million for the fiscal quarters ended October 28, 2000, February 3, 2001 and August 4, 2001, respectively, and non-cash stock-based compensation of $3.4 million, $5.8 million, $5.7 million and $2.5 million for the fiscal quarters ended May 5, 2001, August 4, 2001, November 3, 2001 and February 2, 2002, respectively, and a write-off and settlement related to our former Canadian investment of $37.0 million in the fiscal quarter ended February 2, 2002.

  Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP, but is used by some investors to determine a company's ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company's operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Liquidity and Capital Resources

        We have financed our operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At February 2, 2002, total assets were $473.6 million, $209.4 million of which were current assets. Net cash provided by operating activities was $78.8 million, $55.9 million and $79.8 million for fiscal 1999, 2000 and 2001, respectively. Our sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity. We use operating cash principally to make interest payments on our debt and to purchase inventory. A portion of our inventory purchases is financed through vendor credit terms. We are highly leveraged following our leveraged recapitalization in October 2000, and we use cash generated from operating activities to service the increased debt levels.

        We use cash in investing activities to purchase fixed assets for new stores, to acquire stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We invested $18.5 million in affiliates in fiscal 1999, $9.5 million in affiliates in fiscal 2000 and $9.7 million in affiliates in fiscal 2001. The affiliates include Petopia.com, an e-commerce destination for the sale of pet food and supplies, and a limited partnership that operates retail pet food and supplies stores in Canada. Cash used in investing activities was $62.3 million, $72.6 million and $60.4 million for fiscal 1999, 2000 and 2001, respectively.

        We also finance some of our purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during fiscal 1999, 2000 or 2001.

        During fiscal 1999, we completed one acquisition of a retailer of pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired and the net cash invested in this business was $2.9 million. The excess of the aggregate cost over the fair value of net assets acquired was $1.5 million, which was recorded as goodwill and is being amortized over 15 years.

        During fiscal 2000, we completed one acquisition of a retailer of pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired and the net cash invested in the business was $12.6 million. The excess of the aggregate cost over the fair value of net assets acquired was $10.9 million which was recorded as goodwill and is being amortized over 15 years.

        During fiscal 2000, we completed the acquisition of certain operating assets of Petopia.com in a transaction accounted for as a purchase. The aggregate fair value of assets acquired was $3.8 million. The excess of the aggregate cost over the fair value of net assets acquired was $3.1 million, which was recorded as goodwill and is being amortized over three years.

        On October 2, 2000, we completed our leveraged recapitalization. In the transaction, each issued and outstanding share of our common stock was cancelled and converted automatically into the right to receive $22.00 in cash, with the exception of 134,351 shares retained by members of our management. As a result of subsequent stock splits, these 134,351 shares now represent 5,911,444 shares of common stock. In the leveraged recapitalization, we issued an aggregate of $195.0 million in common stock and preferred stock and $120.0 million of senior subordinated debt, entered into a $350.0 million senior credit facility, retired debt under the then existing credit facility and repurchased substantially all of our outstanding common stock for an aggregate of $463.4 million. Net proceeds from the issuance of new shares of common stock in the leveraged recapitalization was $15.9 million. Following the leveraged recapitalization, we effected a 22-for-1 split of our common stock. This transaction was accounted for as a recapitalization and as such, a step-up of assets to fair market value was not required.

        On February 27, 2002 we completed an initial public offering of our common stock. We received net proceeds of approximately $272.1 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters' over-allotment option. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.3 million of the net proceeds of our initial public offering plus approximately $2.2 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face value plus accrued interest.

        Our primary long-term capital requirement is funding for the opening or acquisition of stores. Cash flows provided by (used in) financing activities were $17.2 million, ($1.3) million and ($1.3) million in fiscal 1999, 2000 and 2001, respectively. In fiscal 1999, 2000 and 2001, net proceeds of $0.3 million, $16.9 million and $0.1 million, respectively, were generated from sales of common stock. In fiscal 2000, net proceeds of $107.4 million, $75.7 million and $1.1 million, respectively, were generated by the issuance of our series A senior redeemable exchangeable cumulative preferred stock, our series B junior redeemable cumulative preferred stock and common stock warrants. Remaining cash flows provided by financing activities were borrowings under long-term debt agreements, net of repayment of long-term debt agreements and other obligations. Cash flows from financing activities were used to fund our expansion program, investment in affiliates, leveraged recapitalization and working capital requirements.

        We have a senior credit facility with a syndicate of banks with a commitment of up to $270.0 million that expires between October 2, 2006 and October 2, 2008. The senior credit facility consists of a $75.0 million revolving credit facility and a $195.0 million term loan B facility. Borrowings under the senior credit facility are secured by substantially all of our assets and currently bear interest, at our option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time in the case of the revolving credit facility and a fixed margin in the case of the term loan B facility. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage and consolidated net worth. We were in full compliance with all these covenants at February 2, 2002. The proceeds of the offering of 10.75% senior subordinated notes due 2011, completed in October 2001, were used to redeem all $120.0 million of our 13% senior subordinated notes and to reduce indebtedness under the senior credit facility, which previously had a commitment of up to $350 million. We may from time to time seek to retire some or all of our outstanding 10.75% senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

        As of February 2, 2002, we had available net operating loss carryforwards of $43.6 million for federal income tax purposes, which begin expiring in 2012, and $27.9 million for state income tax purposes, which begin expiring in 2005.

        We anticipate that funds generated by operations and funds available under the credit facility will be sufficient to finance our continued operations and planned store openings at least through fiscal 2002.

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and other commitments at February 2, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Period
	2002	2003	2004	2005	2006	Thereafter
	(dollars in thousands)
Long-term debt	$2,000	$2,000	$2,000	$2,000	$25,000	$361,500
Capital lease and other obligations	4,871	271	262	253	1,767	—
Operating leases	119,848	116,438	104,880	93,006	81,846	367,892

Total contractual cash obligations	$126,719	$118,709	$107,142	$95,259	$108,613	$729,392

New Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 will apply to goodwill and intangible assets acquired before and after the statement's effective date. As permitted by SFAS No. 142, we plan to adopt the new standard in the first quarter of fiscal year 2002. We are currently evaluating the effect that adopting the provisions of SFAS No. 142 will have on our results of operations and financial position.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of the adoption of SFAS No. 143.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues related to SFAS No. 121. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We have not yet determined the impact, if any, of the adoption of SFAS No. 144.

Critical Accounting Principles and Estimates

        In response to the SEC's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to inventories, asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and accounting for income taxes. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of assets or the strategy for our overall business;

  •
  significant negative industry or economic trends; or

  •
  the decision to close a particular store.

        When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we record an impairment charge based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

        We have recorded significant amounts of goodwill resulting from the acquisitions we have completed. Through February 2, 2002, goodwill has been amortized on a straight-line basis over useful lives ranging from three to fifteen years. As a result of the adoption of SFAS No. 142, on February 3, 2002, we ceased amortizing goodwill and will perform an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142.

        We maintain an accrual for self-insured health and workers compensation costs, which is classified in accrued salaries and employee benefits in the consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker, and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability to collect receivables, most of which are due from vendors. We determine the adequacy of this allowance by continually evaluating individual receivables, considering the vendor's financial condition, and current economic conditions. If the financial condition of our vendors were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

        We estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current taxes and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        At February 2, 2002 and February 3, 2001 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation

        Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net sales or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We have entered into a $75.0 million interest rate collar agreement, or hedge, to limit our exposure to the interest rate risk associated with our variable rate debt. Changes in the intrinsic value of the hedge are recorded as accumulated other comprehensive income (loss). Amounts received or paid under the hedge are recorded as reductions of or additions to interest expense. We had a cumulative deferred loss on our hedge of $1.5 million, net of deferred tax benefit of $0.8 million, at February 2, 2002.

        Of the total $194.5 million in debt under our senior credit facility as of February 2, 2002, after giving effect to the hedge, $119.5 million was subject to variable interest rate fluctuations. Based on this debt level, and taking into account the hedge, a hypothetical 10% increase in LIBOR from the applicable rate at February 2, 2002 would increase net interest expense by approximately $0.2 million on an annual basis, and likewise would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

        We did not have any material foreign exchange or other significant market risk at February 2, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our directors and executive officers and their respective ages as of April 12, 2002 are as follows:

Name	Age	Position
Brian K. Devine	60	Chairman, President and Chief Executive Officer
James M. Myers	44	Executive Vice President, Chief Financial Officer and Director
Bruce C. Hall	57	Executive Vice President and Chief Operating Officer
Robert E. Brann	50	Senior Vice President, Merchandising
Frederick W. Major	40	Senior Vice President, Information Systems
Keith G. Martin	49	Senior Vice President, Operations
Janet D. Mitchell	46	Senior Vice President, Human Resources and Administration
William M. Woodard	53	Senior Vice President, Business Development
John M. Baumer	34	Director
Jonathan Coslet	37	Director
John G. Danhakl	45	Director
Julian C. Day	49	Director
Charles W. Duddles	61	Director
William S. Price III	45	Director

        Brian K. Devine, Chairman, President and Chief Executive Officer, joined PETCO in August 1990 and has served as Chairman since January 1994. Before joining PETCO, Mr. Devine was President of Krause's Sofa Factory, a furniture retailer and manufacturer, from 1988 to 1989. From 1970 until 1988, Mr. Devine held various positions with Toys "R" Us, a retailer of children's toys, including Senior Vice President, Director of Stores and Senior Vice President, Growth, Development and Operations. Mr. Devine currently serves on the Boards of Directors of Wild Oats Markets, Inc., a publicly held retailer and distributor of natural foods, the National Retail Federation, the International Mass Retail Association, Students in Free Enterprise and the Georgetown University College Board of Advisors. Mr. Devine graduated from Georgetown University with a degree in economics.

        James M. Myers, Executive Vice President, Chief Financial Officer and a director, joined PETCO in May 1990. Mr. Myers became Executive Vice President in March 2001 and has been Chief Financial Officer since 1998. From 1996 to 1998, Mr. Myers served as Senior Vice President, Finance and before that as Vice President, Finance and as Vice President and Controller of PETCO. From 1980 to 1990, Mr. Myers held various positions at the accounting firm of KPMG LLP, including Senior Audit Manager. Mr. Myers has served as a director since October 2000, the date we completed our recapitalization. Mr. Myers is a CPA and received an accounting degree from John Carroll University.

        Bruce C. Hall, Executive Vice President and Chief Operating Officer, joined PETCO in April 1997 and became Chief Operating Officer in March 2001. Mr. Hall spent 34 years from 1963 to 1997 with

Toys "R" Us, a retailer of children's toys, where he progressively advanced from field operations through a number of positions, including Senior Vice President of Operations.

        Robert E. Brann, Senior Vice President, Merchandising, joined PETCO in September 2000. From 1998 to 2000, Mr. Brann was with The Pep Boys, most recently as Senior Vice President Merchandising. From 1989 to 1998, Mr. Brann was with Trak Auto, where he became Executive Vice President, Merchandising. From 1971 to 1989, Mr. Brann held various management positions in merchandising and operations with a number of retailers. Mr. Brann has over 30 years of retail experience.

        Frederick W. Major, Senior Vice President, Information Systems, joined PETCO in April 1988 and became Senior Vice President, Information Systems in March 2002. Mr. Major initially served as Management Information Systems Manager and then as Director of Information Systems and most recently as Vice President of Information Systems. From 1983 to 1988, Mr. Major was a Systems Analyst at General Dynamics Corporation. Mr. Major graduated from National University with a degree in computer science.

        Keith G. Martin, Senior Vice President, Operations, joined PETCO in July 2001. From 1999 to 2001, Mr. Martin was President of Country Stores for Gateway, Inc. From 1994 to 1999, Mr. Martin was with Office Depot, Inc., where he held various management positions and was ultimately named Senior Vice President, Stores. From 1974 to 1994, Mr. Martin held various management positions with a number of retailers. Mr. Martin has over 25 years of retail experience. Mr. Martin received a bachelor's degree from State University of New York.

        Janet D. Mitchell, Senior Vice President, Human Resources and Administration, joined PETCO in February 1989. From 1989 to 1998, Ms. Mitchell served as Vice President, Human Resources. From 1981 to 1989, Ms. Mitchell held various management positions in human resources with the Southland Corporation's 7-Eleven stores. From 1978 to 1981, Ms. Mitchell held various positions with the El Torito Restaurant chain. Ms. Mitchell received a bachelor's degree from San Diego State University.

        William M. Woodard, Senior Vice President, Business Development, joined PETCO in January 1991. From 1991 to 1999, Mr. Woodard served as Senior Vice President, Store Operations. From 1987 to 1990, Mr. Woodard was Vice President, Director of Marketing at J. M. Jones, Inc., a wholesale division of SuperValu Stores, Inc. From 1970 to 1987, Mr. Woodard was employed by Safeway Stores, Inc., a grocery retailer, in a number of positions including Retail Operations Manager and Marketing Operations Manager. Mr. Woodard holds an administrative management degree from North Texas State University and an M.B.A. in marketing from the University of Southern California.

        John M. Baumer has served as a director since October 2000, the date we completed our recapitalization. Mr. Baumer became a partner of Leonard Green & Partners, L.P. in January 2001. Mr. Baumer had previously been a Vice President at Leonard Green & Partners since May 1999. Prior to joining Leonard Green & Partners, he had been a Vice President in the Corporate Finance Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ, in Los Angeles. Prior to joining DLJ in 1995, Mr. Baumer worked at Fidelity Investments and Arthur Andersen. Mr. Baumer currently serves on the Boards of Directors of Intercontinental Art, Inc., VCA Antech, Inc., Communications & Power Industries, Inc. and Leslie's Poolmart, Inc. Mr. Baumer is a 1990 graduate of the University of Notre Dame. He also received his M.B.A. in 1995 from the Wharton School at the University of Pennsylvania.

        Jonathan Coslet has served as a director since October 2000, the date we completed our recapitalization. Mr. Coslet has been an executive of Texas Pacific Group since 1993. Prior to joining Texas Pacific Group, Mr. Coslet was in the Investment Banking Department of DLJ, specializing in leveraged acquisitions and high-yield finance from September 1991 to February 1993. Mr. Coslet serves on the Boards of Directors of Magellan Health Services, Inc. and Oxford Health Plans, Inc.

        John G. Danhakl has served as a director since October 2000, the date we completed our recapitalization. Mr. Danhakl has served as a partner at Leonard Green & Partners since 1995. Prior to becoming a partner at Leonard Green & Partners, Mr. Danhakl was a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl presently serves on the Boards of Directors of The Arden Group, Inc., Big 5 Sporting Goods, Inc., Communications & Power Industries, Inc., Twin Laboratories, Inc., Diamond Auto Glass Works, Liberty Group Publishing, Leslie's Poolmart, Inc., VCA Antech, Inc. and MEMC Electronic Materials, Inc., and on the Board of Managers of AsianMedia Group LLC. Mr. Danhakl is a 1980 graduate of the University of California at Berkeley. He received his M.B.A. in 1985 from the Harvard Business School.

        Julian C. Day has served as a director since November 2000. In March 2002, Mr. Day became President and Chief Operating Officer of Kmart Corporation. From 1999 to 2000, Mr. Day was with Sears Roebuck, most recently as Executive Vice President and Chief Operating Officer. From 1992 to 1998, Mr. Day was with Safeway, Inc., where he became Executive Vice President and Chief Financial Officer. Mr. Day is a 1974 graduate of Oxford University. He received his M.B.A. in 1979 from the London Business School.

        Charles W. Duddles has served as a director since March 2002. Mr. Duddles served most recently as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Jack in the Box Inc., the operator and franchiser of the Jack in the Box restaurant chain, where he spent more than 21 years until his retirement in August 2001. Mr. Duddles was formerly a CPA and received an accounting degree from Ferris State University.

        William S. Price III has served as a director since November 2000. Mr. Price was a founding partner of Texas Pacific Group in 1992. Prior to forming Texas Pacific Group, Mr. Price was Vice President of Strategic Planning and Business Development for GE Capital, reporting to the Chairman. In this capacity, Mr. Price was responsible for acquiring new business units and determining the business and acquisition strategies for existing businesses. From 1985 to 1991, Mr. Price was employed by the management consulting firm of Bain & Company, attaining officer status and acting as co-head of the Financial Services Practice. Prior to 1985, Mr. Price was employed as an associate specializing in corporate securities transactions with the legal firm of Gibson, Dunn & Crutcher. Mr. Price is a member of the California Bar and graduated with honors in 1981 from the Boalt Hall School of Law at the University of California, Berkeley. He is a 1978 Phi Beta Kappa graduate of Stanford University. Mr. Price serves on the Boards of Directors of Continental Airlines, Inc., Del Monte Foods Company, Denbury Resources, Inc., Gemplus International, S.A., Verado Holdings, Inc. and several private companies.

        All of our directors, other than Charles W. Duddles, were initially nominated pursuant to the terms of a stockholders agreement. These nomination rights expired upon the closing of our initial public offering. See "Item 13—Certain Relationships and Related Transactions—Stockholders Agreement." Prior to consummation of our initial public offering, Green Equity Investors III, L.P. and TPG Partners III, L.P. and its affiliates entered into an agreement, pursuant to which they have agreed to vote for two nominees of Green Equity Investors III, L.P. and two nominees of TPG Partners III, L.P. and its affiliates. See "Item 13—Certain Relationships and Related Transactions—Sponsors Agreement."

Section 16(a) Reporting

        Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status and any changes with respect to their beneficial ownership of our common stock. Because our initial public offering was not completed until

February 22, 2002, there was no requirement to file reports under Section 16(a) of the Exchange Act in fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information with respect to compensation awarded to, earned by or paid to each person who served as our Chief Executive Officer or was one of our four other most highly compensated executive officers during the fiscal year ended February 2, 2002. We refer to these officers as our named executive officers.

Summary Compensation Table

Long-term Compensation Awards
Fiscal Year Compensation
Name and Principal Position(s)	Fiscal Year			Number of Securities Underlying Options		All Other Compensation
		Salary	Bonus
Brian K. Devine Chairman, President and Chief Executive Officer	2001 2000 1999	$625,000 550,000 485,000	$1,255,458 1,143,529 1,125,200	129,056 100,000 100,000	(2) (2)	$10,310 4,855,947 11,627	(3) (4)
Bruce C. Hall Executive Vice President and Chief Operating Officer	2001 2000 1999	350,000 300,000 275,000	562,445 498,994 510,400	25,820 50,000 50,000	(2) (2)	10,222 1,568,950 10,276	(3) (5)
James M. Myers Executive Vice President and Chief Financial Officer	2001 2000 1999	300,000 250,000 213,000	482,096 309,893 247,080	25,816 25,000 25,000	(2) (2)	5,289 730,053 5,905	(3) (6)
Robert E. Brann (1) Senior Vice President, Merchandising	2001 2000 1999	290,000 97,396 —	291,126 103,388 —	12,908 387,092 —		2,627 371 —	(3) (7)
William M. Woodard Senior Vice President, Business Development	2001 2000 1999	250,000 235,000 220,000	251,092 244,299 255,200	12,888 25,000 25,000	(2) (2)	5,859 1,419,439 7,094	(3) (8)

(1)
Mr. Brann joined PETCO in September 2000.

(2)
The number of securities underlying options have not been adjusted to reflect a 22-for-1 common stock split we effected on October 20, 2000 or the 2-for-1 common stock split we effected prior to our initial public offering. Other than options to purchase 6,411 shares held by Mr. Myers, these options were exercised and repurchased by us at a price of $22.00 per share on October 2, 2000 in connection with our leveraged recapitalization transaction. The options to purchase 6,411 shares (without adjustment for stock splits) were not repurchased and were exercised on October 25, 2000.

(3)
Includes (A) $5,250, $5,162, $4,112 and $3,152, representing our allocation to defined contribution plans for Mr. Devine, Mr. Hall, Mr. Myers and Mr. Woodard, respectively and (B) $5,060, $5,060, $1,177, $2,627 and $2,707, representing our payment of premiums on term life insurance for Mr. Devine, Mr. Hall, Mr. Myers, Mr. Brann and Mr. Woodard, respectively.

(4)
Includes (A) $47,162, representing our allocation to defined contribution plans, (B) $5,160, representing our payment of premiums on term life insurance and (C) $4,803,624, consisting of amounts paid in connection with our leveraged recapitalization, including amounts paid for the repurchase of stock options.

(5)
Includes (A) $24,203, representing our allocation to defined contribution plans, (B) $5,160, representing our payment of premiums on term life insurance and (C) $1,539,586, consisting of amounts paid in connection with our leveraged recapitalization, including amounts paid for the repurchase of stock options.

(6)
Includes (A) $14,752, representing our allocation to defined contribution plans, (B) $1,143, representing our payment of premiums on term life insurance and (C) $714,157, consisting of amounts paid in connection with our leveraged recapitalization, including amounts paid for the repurchase of stock options.

(7)
Represents our payment of premiums on term life insurance.

(8)
Includes (A) $14,370, representing our allocation to defined contribution plans, (B) $2,639, representing our payment of premiums on term life insurance and (C) $1,402,430, consisting of amounts paid in connection with our leveraged recapitalization, including amounts paid for the repurchase of stock options.

        The following table sets forth information regarding the grant of stock options to purchase shares of our common stock made during the fiscal year ended February 2, 2002 to our named executive officers.

Option Grants in Last Fiscal Year

Individual Grants
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2001
Name			Exercise or Base Price Per Share(1)	Expiration Date
					5%		10%
Brian K. Devine	89,056 40,000	9.9% 4.4%	$0.61 $4.45	8/23/11 1/10/12	$ $	33,884 111,943	$ $	85,869 283,686
Bruce C. Hall	17,820 8,000	2.0% 0.9%	$0.61 $4.45	8/23/11 1/10/12	$ $	6.780 22,389	$ $	17,182 56,737
James M. Myers	17,816 8,000	2.0% 0.9%	$0.61 $4.45	8/23/11 1/10/12	$ $	6,779 22,389	$ $	17,178 56,737
Robert E. Brann	8,908 4,000	1.0% 0.4%	$0.61 $4.45	8/23/11 1/10/12	$ $	3,389 11,194	$ $	8,589 28,369
William M. Woodard	8,888 4,000	1.0% 0.4%	$0.61 $4.45	8/23/11 1/10/12	$ $	3,382 11,194	$ $	8,570 28,369

(1)
These amounts represent assumed rates of appreciation in the price of our common stock during the terms of the options in accordance with rates specified in the applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of our common stock and overall market conditions. There is no representation that the rates of appreciation reflected in this table will be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth, for each of our named executive officers, information regarding the exercise of stock options to purchase shares of our common stock during the fiscal year ended February 2, 2002, the number of shares of common stock underlying stock options held at fiscal year end and the value of options held at fiscal year end.

			Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End (1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian K. Devine	—	—	129,056	—	$342,420	—
Bruce C. Hall	—	—	25,820	—	$68,518	—
James M. Myers	—	—	25,816	—	$68,503	—
Robert E. Brann	77,420	$8,129	2,580	320,000	$6,844	$1,250,612
William M. Woodard	—	—	12,888	—	$34,174	—

(1)
The dollar values have been calculated by determining the difference between the deemed fair value of the shares underlying the options at February 2, 2002 and the exercise price of the options.

Director Compensation

        Outside directors receive $7,500 for each board meeting which they attend, $2,500 for each regularly scheduled committee meeting and also receive an initial grant of options to purchase 15,000 shares of common stock and an annual grant of options to purchase 3,000 shares of common stock under our 2002 incentive award plan. Directors may also be reimbursed for the actual reasonable costs incurred in connection with attendance at board or committee meetings.

Compensation Committee Interlocks and Insider Participation

        We established our compensation committee in April 2002. Our compensation committee currently consists of Messrs. Day and Duddles. Our non-employee directors made all compensation decisions prior to the creation of our compensation committee. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. None of the members of our compensation committee at any time has been one of our officers or employees.

Compensation Plans

        1994 Stock Option Plan.    On January 11, 1994, we adopted, and on February 24, 1994, our stockholders approved, the 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc. The 1994 plan provides for the granting of stock options, stock appreciation rights or restricted stock with respect to shares of common stock to executives and other key employees. Stock options may be granted in the form of incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. Stock option exercise prices must be equal to or greater than the fair market value of the common stock on the grant date.

        In June 1996, our stockholders approved an amendment to the 1994 plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 3.0% of the number of shares of common stock issued and outstanding as of the end of the immediately preceding fiscal year. During fiscal 2000, as part of the merger and recapitalization transaction, with the exception of options to purchase 39,000 shares of common stock (before adjustment for our 22-for-1 common stock split), all options previously issued under the 1994 plan were cancelled and options with exercise prices of less than $22.00 were repurchased from their holders. Under the terms of the recapitalization, the options to purchase approximately 39,000 shares of common stock not repurchased were converted into options to purchase approximately 28,000 shares of common stock, and the exercise prices were adjusted, to preserve the economic value of the options for the holders. As a result of subsequent stock splits, these options now represent the right to purchase approximately 1,215,000 shares of common stock. In connection with the merger and recapitalization transaction, we adopted and our stockholders approved an amendment and restatement of the 1994 plan. Pursuant to this amendment and restatement, the total number of shares available for issuance under the plan was reset at 59,568 shares. As a result of subsequent stock splits, there are now 2,620,992 shares available for issuance under the plan. As of April 12, 2002, options to purchase 831,580 shares of common stock were outstanding at a weighted average exercise price of $1.01 per share. Upon the completion of our initial public offering, we made all unvested options outstanding under the 1994 plan fully exercisable. Under certain circumstances, we will have the right to repurchase a portion of these options, as well as a portion of the shares acquired upon exercise of the options, pursuant to the terms of our stockholders agreement and our securityholders agreement. See "Certain Relationships and Related Transactions—Stockholders Agreement" and "—Securityholders Agreement."

        The 1994 plan also provides for the issuance of stock appreciation rights which will generally entitle a holder to receive cash or stock, as determined by the compensation committee, at the time of exercise equal to the difference between the exercise price and the fair market value of our common stock. In addition, the 1994 plan permits us to issue shares of restricted stock to executive or other key employees upon terms and conditions determined by the compensation committee.

        Adoption of 2002 Incentive Award Plan.    Our board of directors and stockholders have adopted the 2002 Incentive Award Plan of PETCO Animal Supplies, Inc., which we refer to as the Incentive Plan. The principal purpose of the Incentive Plan is to attract, retain and motivate selected officers, employees, consultants and directors through the granting of stock-based compensation awards. The Incentive Plan provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code), stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments, and other stock-related benefits. Generally, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 1,115,006 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 2.0% of the total number of issued and outstanding shares of common stock outstanding as of the last day of the fiscal year immediately preceding such March 1. With respect to grants under the Incentive Plan to our independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 55,750 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 0.1% of the total number of issued and outstanding shares of common stock as of the last day of the fiscal year immediately preceding such March 1. The maximum number of shares of common stock that may be issued as incentive stock options under the Incentive Plan will not exceed 10,000,000 shares. The maximum number of shares which may be subject to awards granted under the Incentive Plan to any individual in any calendar year cannot exceed 500,000. As of April 12, 2002, options to purchase 582,500 shares of common stock were outstanding under the Incentive Plan at a weighted average exercise price of $19.06 per share.

        A committee of independent directors will administer grants to employees and consultants. Each independent director who serves on the committee that administers the Incentive Plan must also be a "non-employee director" for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an "outside director" under Section 162(m) of the Code). The full board will administer the Incentive Plan with respect to options granted to independent directors.

        The Incentive Plan provides that the committee has the authority to (1) select the employees and consultants to whom awards are to be made, (2) determine the number of shares to be issued to recipients of awards and the terms and conditions of the awards, and (3) make all other determinations and to take all other actions necessary or advisable for the administration of the Incentive Plan with respect to employees or consultants.

        The Incentive Plan also provides that at certain times our independent directors will automatically be granted options to purchase shares of our common stock. All options granted to our independent directors will have an exercise price per share equal to the fair market value per share of our common stock as of the date of grant and all such options shall be fully exercisable as of the date of grant. Each individual who was an independent director at the time of our initial public offering was granted an option to purchase 15,000 shares of our common stock at the time of our initial public offering and, provided he or she is serving on our board of directors as an independent director at the time, will be granted an option to purchase an additional 3,000 shares of our common stock on each anniversary of our initial public offering during the term of the Incentive Plan. Independent directors who are initially elected or appointed to our board of directors following our initial public offering will be granted an option to purchase 15,000 shares of our common stock on the date of such initial election or appointment and, provided he or she is serving on our board of directors as an independent director at the time, will be granted an option to purchase an additional 3,000 shares of our common stock on each anniversary of the date of such initial election or appointment during the term of the Incentive Plan.

        The committee or, in the case of options issued to independent directors, the entire board, is authorized to adopt, amend and rescind rules relating to the administration of the Incentive Plan, and to amend, suspend and terminate the Incentive Plan. We have attempted to structure the Incentive Plan in a manner such that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Section 162(m) of the Code.

        401(k) plan.    We have a tax-qualified employee savings and retirement plan, or 401(k) plan, covering all of our eligible full-time employees. We adopted the 401(k) plan effective January 1992. Pursuant to the 401(k) plan, participants may elect to contribute, through salary reductions, up to the greater of 20% of their annual compensation or the maximum annual contribution permitted under the Code. Effective April 1, 1998, we adopted a matching provision for 50% of the first 6% of compensation that is contributed by each participating employee. The 401(k) plan is designed to qualify under Section 401 of the Code, so that contributions by employees or by us to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us when made. The trustee under the 401(k) plan, at the direction of each participant, invests the assets of the 401(k) plan in any of the investment options under the 401(k) plan.

        Deferred Compensation Plan.    We have established a non-qualified deferred compensation plan for executives. The deferred compensation plan allows employees to defer compensation up to certain specified levels. Under the deferred compensation plan, we match specified percentages of the compensation that is contributed by each participating employee.

        Flexible Benefit Plan.    We maintain the Flexible Benefit Plan of PETCO Animal Supplies, Inc. which provides certain health and welfare benefits for our employees.

Employment Agreements

        We have employment agreements with Messrs. Devine, Myers and Hall.

        Brian K. Devine.    Mr. Devine's employment agreement provides for Mr. Devine to serve as our Chairman of the Board of Directors, President and Chief Executive Officer for a term of three years. This term is continually extended until we give Mr. Devine notice that we no longer wish to extend the term. The employment agreement also provides for Mr. Devine to receive an annual base salary of not less than $550,000, subject to annual increase, and to participate in a bonus plan.

        Mr. Devine's employment agreement provides for customary employment benefits, including, among others, group life, medical, disability and other benefits provided to our executives. In addition, Mr. Devine is entitled to various perquisites that will not exceed $100,000 per year. The employment agreement additionally entitles Mr. Devine to keep his office equipment and his company car for nominal consideration upon completion of his employment term.

        Mr. Devine's employment agreement may be terminated by him with or without good reason (as defined in the employment agreement), or by us with or without cause (as defined in the employment agreement), pursuant to customary termination provisions. Depending upon the circumstances of his termination, including termination following a change of control, Mr. Devine will be entitled to: (1) his base salary for a period of either 18 or 36 months; (2) an amount equal to either his highest bonus for a single fiscal year in the five fiscal years immediately preceding his termination or three times his average annual bonus for the three years immediately preceding his termination; (3) participate in our supplemental executive retirement program; (4) the immediate vesting of, or lapse of restrictions upon, all equity interests in PETCO held by Mr. Devine at the time of termination; (5) the immediate lapse of our call option granted under the terms of the stockholders agreement on all equity interests in PETCO held by Mr. Devine at the time of termination; and (6) additional tax gross-up payments in the amount of any excise tax imposed upon Mr. Devine in connection with the foregoing.

        In connection with Mr. Devine's employment agreement, we entered into a consulting agreement and supplemental executive retirement program with Mr. Devine. Subject to certain exceptions, the consulting agreement allows us to obtain Mr. Devine's services for up to ten hours per week for a period of ten years following the end of Mr. Devine's full time employment with us. Under the consulting agreement, we will pay Mr. Devine 25% of his final base salary immediately preceding his termination of full-time employment with us. Under the supplemental executive retirement program we will pay Mr. Devine 25% of his final base salary for the first ten years following the end of his employment with us and 50% of his final base salary for the next ten years or upon the earlier death or disability of Mr. Devine. All payments under the supplemental executive retirement program will be reduced by any other qualified retirement plan payments payable to Mr. Devine other than under his 401(k) plan.

        Bruce C. Hall.    Mr. Hall's employment agreement with us provides for Mr. Hall to serve as our Executive Vice President and Chief Operating Officer for a term of three years. This term is continually extended until we give Mr. Hall notice that we no longer wish to extend the term. The provisions of Mr. Hall's employment agreement are substantially the same as those of Mr. Devine outlined above with the following exceptions: (1) Mr. Hall's annual base salary will be no less than $300,000, subject to annual increase; (2) Mr. Hall is entitled to various perquisites that will not exceed $25,000 per year; and (3) Mr. Hall will not be entitled to participate in our supplemental executive retirement program upon termination.

        Mr. Hall's employment agreement includes customary termination provisions which are substantially the same as those of Mr. Devine outlined above, with the following exceptions. Depending upon the circumstances of his termination, including termination following a change of control, Mr. Hall will be entitled to his base salary for a period of either nine or 18 months, and an amount equal to either his highest bonus for a single fiscal year in the five fiscal years immediately preceding his termination or one-and-a-half times his average annual bonus for the three years immediately preceding his termination.

        James M. Myers.    Mr. Myers' employment agreement with us provides for Mr. Myers to serve as our Executive Vice President and Chief Financial Officer for a term of three years. This term is continually extended until we give Mr. Myers notice that we no longer wish to extend the term. The provisions of Mr. Myers' employment agreement are substantially the same as those of Mr. Devine outlined above with the following exceptions: (1) Mr. Myers' annual base salary will be no less than $250,000, subject to annual increase; (2) Mr. Myers is entitled to various perquisites that will not exceed $25,000 per year; and (3) Mr. Myers will not be entitled to participate in our supplemental executive retirement program upon termination.

        Mr. Myers' employment agreement includes customary termination provisions which are substantially the same as those of Mr. Devine outlined above, with the following exceptions. Depending upon the circumstances of his termination, including termination following a change of control, Mr. Myers will be entitled to his base salary for a period of either nine or 18 months, and an amount equal to either his highest bonus for a single fiscal year in the five fiscal years immediately preceding his termination or one-and-a-half times his average annual bonus for the three years immediately preceding his termination.

Retention Agreements

        We have retention agreements with each of our senior officers, other than Messrs. Devine, Myers and Hall which require us, among other things, to provide severance benefits to each officer upon termination of the officer's employment by us without cause or by the officer for good reason if the termination is in connection with, or within one year after, the occurrence of a change of control of PETCO. These benefits consist of (1) continuation of base salary and benefits for up to 12 months following termination of the officer, and (2) a lump-sum payment, payable upon termination, in an amount equal to the bonus that the officer would have received if the officer had been employed during the 12 months following termination. In addition, in the event of a change in control, all of the officers' rights to exercise options held by the officer at the time of the change in control will vest and become immediately exercisable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding beneficial ownership of the shares of our common stock as of April 12, 2002, by each of our executive officers and directors, our executive officers and directors as a group and all other stockholders known by us to beneficially own more than five percent of our outstanding common stock.

        Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 12, 2002 are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise indicated, the address for each of the stockholders listed below is c/o PETCO Animal Supplies, Inc., 9125 Rehco Road, San Diego, California 92121.

Name	Number of Shares(1)		Percent of Common Stock Outstanding
Texas Pacific Group (1)(2)	15,030,955		26.2%
Green Equity Investors III, L.P. (1)(3)	15,030,954		26.2
Brian K. Devine	3,800,000	(4)	6.6
James M. Myers	800,000		1.4
Bruce C. Hall	800,000		1.4
Robert E. Brann	400,000	(5)	*
Frederick W. Major	50,000		*
Keith G. Martin	400,000	(6)	*
Janet D. Mitchell	400,000	(7)	*
William M. Woodard	400,000	(8)	*
John M. Baumer	—	(9)	*
Jonathan Coslet	—	(10)	*
John G. Danhakl	—	(11)	*
Julian C. Day	36,412	(12)	*
Charles W. Duddles	17,000	(13)	*
William S. Price III	—	(14)	*
All directors and executive officers as a group (14 persons)	7,103,412	(15)	12.3

*
indicates less than one percent

(1)
We refer to TPG Partners III, L.P., TPG Parallel III, L.P., TPG Dutch Parallel III, C.V., TPG Investors III, L.P., FOF Partners III, L.P. and FOF Partners III-B, L.P. collectively as Texas Pacific Group. Green Equity Investors III, L.P. and Texas Pacific Group are parties to an agreement, pursuant to which, among other things, they have agreed to vote for two nominees of each of Green Equity Investors III, L.P. and Texas Pacific Group to serve on our board of directors.

(2)
Includes 11,368,813 shares of common stock held by TPG Partners III, L.P., 2,185,952 shares of common stock held by TPG Parallel III, L.P., 723,320 shares of common stock held by TPG Dutch Parallel III, C.V., 313,696 shares of common stock held by TPG Investors III, L.P., 18,909 shares of common stock held by FOF Partners III, L.P. and 420,265 shares of common stock held by FOF Partners III-B, L.P. The address of each of TPG Partners III, L.P., TPG Parallel III, L.P., TPG

  Dutch Parallel III, C.V., TPG Investors III, L.P., FOF Partners III, L.P. and FOF Partners III-B, L.P. is 301 Commerce Street, Suite 3330, Fort Worth, Texas 76102.

(3)
The address of Green Equity Investors III, L.P. is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(4)
Includes 2,000,000 shares held by Devine Investments, LLC, for which Mr. Devine has sole voting and disposition authority. Also includes 40,000 shares held equally by Mr. Devine's children, Brooke K. Devine and Brian K. Devine, Jr., for which Mr. Devine disclaims beneficial ownership.

(5)
Includes 122,580 shares of common stock subject to options which are currently exercisable or exercisable within 60 days of April 12, 2002.

(6)
Includes 287,500 shares of common stock subject to options which are currently exercisable or exercisable within 60 days of April 12, 2002.

(7)
Shares are held by the Mitchell Family Trust UDT 11/9/00, for which Ms. Mitchell has sole voting and disposition authority.

(8)
Includes 92,888 shares held by the Woodard Family Trust UDT 1/15/96 and 307,112 shares held by Woodard Enterprises, LLC, for which Mr. Woodard has sole voting and disposition authority.

(9)
Mr. Baumer is a partner of Leonard Green & Partners, L.P., which is an affiliate of Green Equity Investors III, L.P., and therefore may be deemed to have beneficial ownership of the shares of common stock beneficially owned by Green Equity Investors III, L.P. Mr. Baumer disclaims beneficial ownership of such shares of common stock.

(10)
Mr. Coslet is an executive of Texas Pacific Group, and therefore may be deemed to have beneficial ownership of the shares of common stock beneficially owned by each of TPG Partners III, L.P., TPG Parallel III, L.P., TPG Dutch Parallel III, C.V., TPG Investors III, L.P., FOF Partners III, L.P. and FOF Partners III-B, L.P. Mr. Coslet disclaims beneficial ownership of such shares of common stock.

(11)
Mr. Danhakl is a partner of Leonard Green & Partners, L.P., which is an affiliate of Green Equity Investors III, L.P., and therefore may be deemed to have beneficial ownership of the shares of common stock beneficially owned by Green Equity Investors III, L.P. Mr. Danhakl disclaims beneficial ownership of such shares of common stock.

(12)
Includes 16,412 shares of common stock held by the Day Annuity Trust, for which Mr. Day has sole voting and disposition authority. Mr. Day disclaims beneficial ownership of such shares of common stock. Also includes 15,000 shares of common stock subject to options which are currently exercisable or exercisable within 60 days of April 12, 2002.

(13)
Consists of 15,000 shares of common stock subject to options which are currently exercisable or exercisable within 60 days of April 12, 2002.

(14)
Mr. Price is a founding partner of Texas Pacific Group, and therefore may be deemed to have beneficial ownership of the shares of common stock beneficially owned by each of TPG Partners III, L.P., TPG Parallel III, L.P., TPG Dutch Parallel III, C.V., TPG Investors III, L.P., FOF Partners III, L.P. and FOF Partners III-B, L.P. Mr. Price disclaims beneficial ownership of such shares of common stock.

(15)
Includes 440,080 shares of common stock subject to options which are currently exercisable or exercisable within 60 days of April 12, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization Transaction

        On October 2, 2000, we completed a recapitalization with BD Recapitalization Holdings LLC, an entity controlled by Leonard Green and Texas Pacific Group, the sponsors of the transaction, in a transaction valued at approximately $600 million. In the recapitalization, each issued and outstanding share of our common stock was cancelled and converted into the right to receive $22.00 per share in cash, with the exception of an aggregate of 134,351 shares retained by five members of our management. We also issued an aggregate of $195.0 million of our common stock and preferred stock and an aggregate of $120.0 million of senior subordinated debt, entered into a $350.0 million senior credit facility, retired debt under our then existing credit facility and repurchased all of our outstanding common stock other than the 134,351 shares retained by management for an aggregate price of approximately $463.4 million. Net proceeds from the issuance of new shares of common stock in the recapitalization were approximately $15.9 million. As a result of stock splits we have effected since the recapitalization transaction, the 134,351 retained shares now represent 5,911,444 shares of common stock.

Stockholders Agreement

        On October 2, 2000, we entered into a stockholders agreement with each of our then stockholders. The stockholders agreement provided for a number of rights which expired upon the closing of our initial public offering, including director nomination rights, rights of first option and first offer, subscription rights and drag-along rights. The parties to the stockholders agreement amended and restated the stockholders agreement in connection with our initial public offering. Under the terms of the amended and restated stockholders agreement we have the right to purchase shares held by an employee who is a party to the stockholders agreement upon that employee voluntarily terminating employment with us. The shares subject to this purchase right decrease ratably over two or three years, based on the employee's term of employment with us.

        Under the amended and restated stockholders agreement, some of our stockholders, including the sponsors, may demand that we file a registration statement under the Securities Act covering some or all of the stockholder's registrable securities. In addition, if we propose to register any of our equity securities under the Securities Act, other than in connection with a demand registration or other excluded registration, stockholders may require us to include all or a portion of their registrable securities in the registration and in any related underwriting. In an underwritten offering, the managing underwriter, if any, has the right, subject to specified conditions, to limit the number of registrable securities. In general, we will bear all fees, costs and expenses of registrations, other than underwriting discounts and commissions.

Securityholders Agreement

        On October 2, 2000, we entered into a securityholders agreement with each of our then securityholders. The securityholders agreement provided for a number of rights which expired upon the closing of our initial public offering, including rights of first option, subscription rights and drag-along rights. The parties to the securityholders agreement amended and restated the securityholders agreement in connection with our initial public offering. Under the terms of the amended and restated securityholders agreement we have the right to purchase shares held by an employee who is a party to the securityholders agreement upon that employee voluntarily terminating employment with us. The shares subject to this purchase right decrease ratably over two or three years, based on the employee's term of employment with us.

Management Services Agreement

        On October 2, 2000, we entered into a ten year management services agreement with Leonard Green and Texas Pacific Group, who acted as the managers under the agreement. Subsequent to the closing of our initial public offering, we paid Leonard Green and Texas Pacific Group an aggregate amount of approximately $12.5 million to terminate the management services agreement. Under the management services agreement, the managers provided management, consulting and financial planning services and transaction-related financial advisory and investment banking services to us and our subsidiaries. We paid a one-time structuring fee of $8.0 million to the managers in October 2000 under the agreement. The managers received an annual fee of approximately $3.1 million as compensation for the general services they provided under the management services agreement and normal and customary fees for transaction-related services, and were reimbursed for out-of-pocket expenses.

Indebtedness of Directors and Officers

        On October 25, 2000, we made a loan to James M. Myers, our Executive Vice President, Chief Financial Officer and a director, in the aggregate principal amount of $85,000. We made this loan to Mr. Myers to fund the exercise of his remaining stock options and to pay certain taxes in connection with the exercise of these options. This loan is evidenced by a secured promissory note which matures on October 25, 2005 and bears interest at the rate of 6.22%, compounded annually, and is payable at maturity. As of February 2, 2002, the outstanding balance of the loan was $91,841, inclusive of accrued interest. On January 11, 2002, we made a loan to Frederick W. Major, our Senior Vice President, Information Systems, in the aggregate principal amount of $85,171. We made this loan to Mr. Major to fund the exercise of his vested stock options and to pay certain taxes in connection with the exercise of these options. This loan is evidenced by a secured promissory note which matures on January 11, 2005 and bears interest at the rate of 6.00%, compounded annually, and is payable at maturity. As of February 2, 2002, the outstanding balance of the loan was $85,493, inclusive of accrued interest.

Receipt of Proceeds from the Initial Public Offering

        Upon completion of our initial public offering, we redeemed all of the outstanding shares of our preferred stock. Leonard Green and Texas Pacific Group each beneficially owned 51,081.5 shares of our series A preferred stock and 36,000 shares of our series B preferred stock. Affiliates of Trust Company of the West owned 5,815 shares of our series A preferred stock and 4,097 shares of our series B preferred stock. Julian Day, one of our directors, owned 54 shares of our series A preferred stock and 38 shares of our series B preferred stock. As a result of their ownership of preferred stock, Leonard Green and Texas Pacific Group each received approximately $110.8 million, affiliates of Trust Company of the West received an aggregate amount of approximately $12.6 million and Julian Day received approximately $0.1 million upon the redemption of the preferred stock.

Redemption of 13% Senior Subordinated Notes due 2010

        In October 2001, we used a portion of the proceeds from the issuance of our 10.75% senior subordinated notes due 2011 to redeem all $120.0 million in aggregate principal amount of the 13% senior subordinated notes due 2010 we had issued in connection with the recapitalization transaction for an aggregate redemption price of $128.4 million, including an $8.4 million redemption premium. Entities affiliated with Trust Company of the West owned approximately $80.0 million in principal amount of the 13% senior subordinated notes due 2010 on the redemption date and received an aggregate of approximately $85.6 million in connection with the redemption of such notes.

Sponsors Agreement

        Prior to consummation of our initial public offering, Green Equity Investors III, L.P. and TPG Partners III, L.P. and its affiliates entered into an agreement, pursuant to which Green Equity Investors III, L.P. and TPG Partners III, L.P. and its affiliates agreed to vote for two nominees of Green Equity Investors III, L.P. and two nominees of TPG Partners III, L.P. and its affiliates. In addition, these parties have granted the other parties the right to participate in certain sales by the other parties, as well as rights of first offer on such parties' shares of common stock.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

        The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

  2.
  Financial Statement Schedules

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  3.
  Exhibits

  The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the fiscal quarter ended February 2, 2002.

(c) Exhibits

        The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of PETCO Animal Supplies, Inc.(1)
3.2	Amended and Restated Bylaws of PETCO Animal Supplies, Inc.(1)
4.1	Indenture, dated as of October 26, 2001, by and among PETCO, certain subsidiaries of PETCO and U.S. Bank N.A., as trustee(2)
4.2	Exchange and Registration Rights Agreement, dated as of October 26, 2001, by and between PETCO, certain subsidiaries of PETCO and Goldman Sachs & Co., as initial purchaser(2)
4.3	Form of Specimen Common Stock Certificate
4.4	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO and certain stockholders of PETCO(2)
4.5	Amended and Restated Securityholders Agreement, dated as of February 19, 2002, by and among PETCO and certain securityholders of PETCO(2)
10.1	Form of Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto, as amended(2)
10.2	Distribution Center Lease, dated as of June 23, 1997, by and between PETCO and Knickerbocker Industrial Properties East LP, as amended, for 152 Dayton Jamesburg Road, South Brunswick, New Jersey(2)
10.3	Distribution Center Lease, dated as of February 20, 1998, by and between PETCO and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois(2)
10.4	Distribution Center Lease, dated as of November 24, 1997, by and between PETCO and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California(2)
10.5	Master Equipment Lease Agreement, dated as of September 15, 1998, by and between PETCO and IBM Leasing(2)
10.6	Management Services Agreement, dated as of October, 2, 2000, by and among PETCO, Leonard Green & Partners, L.P. and TPG GenPar III, L.P.(2)
10.7	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO and Brian K. Devine(2)
10.8	Employment Agreement, dated as of October 2, 2000, by and between PETCO and Bruce C. Hall(2)
10.9	Employment Agreement, dated as of October 2, 2000, by and between PETCO and James M. Myers(2)
10.10	Form of Indemnification Agreement between PETCO and certain officers and directors(2)
10.11	Form of Retention Agreement for executive officers(2)
10.12	Form of Retention Agreement for non-executive officers(2)
10.13	PETCO Animal Supplies 401(k) plan(2)
10.14	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998(2)
10.15	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000(2)
10.16	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement(2)
10.17	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement(2)
10.18	Form of PETCO Animal Supplies, Inc. Restricted Stock Agreement(2)
10.19	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO and BD Recapitalization Corp.(2)
10.20	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO and BD Recapitalization Corp.(2)

10.21	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California(2)
10.22	PETCO Animal Supplies Deferred Compensation Plan(2)
10.23	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.(2)
10.24	Consulting Agreement, effective as of November 29, 2001, by and between PETCO and Brian K. Devine
10.25	Supplemental Executive Retirement Program, effective as of November 29, 2001, by and between PETCO and Brian K. Devine
21.1	Subsidiaries of PETCO(2)
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (included in the signature pages of this Annual Report on Form 10-K)

(1)
Incorporated by reference to PETCO's Registration Statement on Form S-4, as amended (File No. 333-84474).

(2)
Incorporated by reference to PETCO's Registration Statement on Form S-1, as amended (File No. 333-75830).

(d) Financial Statement Schedules.

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, California, on the 22nd day of April, 2002.

PETCO ANIMAL SUPPLIES, INC.
By:	/s/ BRIAN K. DEVINE
Brian K. Devine Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below hereby constitutes and appoints Brian K. Devine and James M. Myers, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments, to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN K. DEVINE Brian K. Devine	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 22, 2002
/s/ JAMES M. MYERS James M. Myers	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 22, 2002
/s/ JOHN M. BAUMER John M. Baumer	Director	April 22, 2002
/s/ JONATHAN COSLET Jonathan Coslet	Director	April 22, 2002

/s/ JOHN G. DANHAKL John G. Danhakl	Director	April 22, 2002
/s/ JULIAN C. DAY Julian C. Day	Director	April 22, 2002
/s/ CHARLES W. DUDDLES Charles W. Duddles	Director	April 22, 2002
/s/ WILLIAM S. PRICE III William S. Price III	Director	April 22, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
PETCO Animal Supplies, Inc.:

        We have audited the accompanying consolidated balance sheets of PETCO Animal Supplies, Inc. and subsidiaries as of February 3, 2001 and February 2, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended February 2, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PETCO Animal Supplies, Inc. and subsidiaries as of February 3, 2001 and February 2, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California
March 18, 2002

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	February 3, 2001	February 2, 2002
ASSETS (note 5)
Current assets:
Cash and cash equivalents	$18,044	$36,215
Receivables	8,311	9,694
Inventories	122,246	128,991
Deferred tax assets (note 10)	14,127	26,287
Other	7,760	8,249

Total current assets	170,488	209,436

Fixed assets (note 7):
Equipment	121,944	147,295
Furniture and fixtures	71,133	80,526
Leasehold improvements	144,848	158,731

	337,925	386,552
Less accumulated depreciation and amortization	(138,857)	(175,420)

	199,068	211,132
Debt issuance costs	8,828	6,086
Goodwill	45,855	40,928
Investment in affiliates (note 4)	19,447	—
Other assets	10,633	5,990

	$454,319	$473,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$45,511	$52,223
Accrued expenses	40,085	42,709
Accrued interest	10,417	6,580
Accrued salaries and employee benefits	23,513	32,943
Current portion of long-term debt (note 5)	5,250	2,000
Current portion of capital lease and other obligations (note 7)	6,189	4,552

Total current liabilities	130,965	141,007
Long-term debt, excluding current portion (note 5)	263,750	192,500
Senior subordinated notes payable (note 6)	109,856	200,000
Capital lease and other obligations, excluding current portion (note 7)	6,146	2,105
Accrued store closing costs	3,424	1,467
Deferred tax liability (note 10)	3,182	6,219
Deferred rent and other liabilities	13,866	16,699

Total liabilities	531,189	559,997

Preferred stock (note 8):
$.01 par value, 500 shares authorized, 111 and 78 shares issued and outstanding at February 2, 2002
14% Series A senior redeemable preferred stock	112,669	130,038
12% Series B junior redeemable preferred stock	78,868	89,244
Stockholders' equity (deficit) (note 9):
Common stock, $.001 par value, 50,000 shares authorized at February 3, 2001 and 38,194 and 39,117 shares issued and outstanding at February 3, 2001 and February 2, 2002, respectively	38	39
Additional paid-in capital	(182,786)	(187,380)
Deferred compensation	—	(8,439)
Accumulated deficit	(85,659)	(108,460)
Accumulated comprehensive loss	—	(1,467)

Total stockholders' deficit	(268,407)	(305,707)

Commitments and contingencies (notes 5, 6, 7 and 13)
	$454,319	$473,572

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Net sales	$990,289	$1,151,178	$1,300,949
Cost of sales and occupancy costs	720,711	817,084	909,186

Gross profit	269,578	334,094	391,763
Selling, general and administrative expenses	220,800	264,753	322,437
Write-off of Canadian investment (note 4)	—	—	37,035
Merger and non-recurring costs (note 3)	—	55,928	445

Operating income	48,778	13,413	31,846
Interest income	(863)	(1,551)	(612)
Interest expense	9,799	24,522	41,449

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	39,842	(9,558)	(8,991)
Internet operations and equity in loss of unconsolidated affiliates (note 4)	(1,254)	(4,543)	(3,083)

Earnings (loss) before income taxes and extraordinary item	38,588	(14,101)	(12,074)
Income taxes (benefit) (note 10)	16,831	4,974	(2,215)

Earnings (loss) before extraordinary item	21,757	(19,075)	(9,859)
Extraordinary item—loss on extinguishment of debt (net of income tax benefit of $825 and $7,888) (notes 5 and 6)	—	(1,264)	(12,942)

Net earnings (loss)	21,757	(20,339)	(22,801)
Increase in carrying amount of redeemable preferred stock	—	(8,486)	(27,745)

Net earnings (loss) available to common stockholders	$21,757	$(28,825)	$(50,546)

Basic and diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item	$0.02	$(0.05)	$(0.98)
Extraordinary loss on early extinguishment of debt	—	—	(0.34)

Earnings (loss) per common share	$0.02	$(0.05)	$(1.32)

Shares used for computing basic earnings (loss) per share	928,136	632,162	38,429

Shares used for computing diluted earnings (loss) per share	938,872	632,162	38,429

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock						Total Stockholders' Equity/ (Deficit)
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Loss
	Shares	Amount
Balances at January 30, 1999	927,256	$927	$269,991	$—	$(87,077)	$—	$183,841
Exercise of options	1,452	1	291	—	—	—	292
Net earnings	—	—	—	—	21,757	—	21,757

Balances at January 29, 2000	928,708	$928	$270,282	$—	$(65,320)	$—	$205,890
Exercise of options	4,690	5	1,096	—	—	—	1,101
Issuance of common stock	31,988	32	15,841	—	—	—	15,873
Repurchase and retirement of common stock	(927,192)	(927)	(462,500)	—	—	—	(463,427)
Note receivable from officer for exercise of options	—	—	(85)	—	—	—	(85)
Issuance of common stock warrants	—	—	1,066	—	—	—	1,066
Accretion of redeemable preferred stock	—	—	(8,486)	—	—	—	(8,486)
Net loss	—	—	—	—	(20,339)	—	(20,339)

Balances at February 3, 2001	38,194	$38	$(182,786)	$—	$(85,659)	$—	$(268,407)
Exercise of options	923	1	123	—	—	—	124
Stock-based compensation	—	—	23,934	(9,288)	—	—	14,646
Amortization of deferred compensation	—	—	—	849	—	—	849
Notes receivable from stockholders for exercise of options	—	—	(906)	—	—	—	(906)
Accretion of redeemable preferred stock	—	—	(27,745)	—	—	—	(27,745)
Unrealized loss on hedge	—	—	—	—	—	(1,467)	(1,467)
Net loss	—	—	—	—	(22,801)	—	(22,801)

Balances at February 2, 2002	39,117	$39	$(187,380)	$(8,439)	$(108,460)	$(1,467)	$(305,707)

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Cash flows from operating activities:
Net earnings (loss)	$21,757	$(20,339)	$(22,801)
Depreciation and amortization	39,280	48,100	51,694
Provision for deferred and other taxes	14,847	658	(10,982)
Internet operations and equity in loss of unconsolidated affiliates	1,254	4,543	3,083
Stock-based compensation	—	—	17,351
Non-cash write-off of investment in affiliate	—	10,206	26,093
Loss on retirement of fixed assets	30	—	—
Non-cash write-off of debt issuance costs	—	2,089	12,430
Changes in assets and liabilities, net of effects of purchase acquisitions:
Receivables	(1,083)	(1,391)	(1,383)
Inventories	(11,975)	(2,813)	(6,787)
Other assets	872	(1,229)	(782)
Accounts payable	718	(3,622)	6,712
Accrued expenses	7,037	6,621	1,594
Accrued interest	(100)	9,463	(3,837)
Accrued salaries and employee benefits	5,823	5,214	9,430
Accrued store closing costs	(1,544)	(1,869)	(2,394)
Deferred rent and other liabilities	1,856	273	399

Net cash provided by operating activities	78,772	55,904	79,820

Cash flows from investing activities:
Additions to fixed assets	(40,050)	(46,521)	(56,306)
Investment in affiliates	(18,459)	(9,510)	(9,728)
Net cash invested in acquisitions of businesses	(2,927)	(16,407)	—
Loans to employees	—	—	(896)
Repayment of loan to affiliate	—	—	6,545
Change in other assets	(822)	(197)	—

Net cash used in investing activities	(62,258)	(72,635)	(60,385)

Cash flows from financing activities:
Borrowings under long-term debt agreements	32,375	397,521	215,650
Repayment of long-term debt agreements	(4,075)	(117,175)	(210,150)
Debt issuance costs	(1,656)	(11,254)	(1,210)
Repayment of capital lease and other obligations	(9,715)	(7,955)	(5,678)
Repurchase of common stock	—	(463,427)	—
Net proceeds from the issuance of common stock	292	16,889	124
Net proceeds from the issuance of Series A redeemable preferred Stock	—	107,376	—
Net proceeds from the issuance of Series B redeemable preferred Stock	—	75,675	—
Proceeds from the issuance of common stock warrants	—	1,066	—

Net cash provided by (used in) financing activities	17,221	(1,284)	(1,264)

Net increase/(decrease) in cash and cash equivalents	33,735	(18,015)	18,171
Cash and cash equivalents at beginning of year	2,324	36,059	18,044

Cash and cash equivalents at end of year	$36,059	$18,044	$36,215

Supplemental cash flow disclosures:
Interest paid on debt	$9,481	$13,734	$42,989
Income taxes paid	$1,101	$6,052	$2,673

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or as otherwise noted)

1. Summary of Significant Accounting Policies

(a) Description of Business:

        PETCO Animal Supplies, Inc., (the "Company" or "PETCO") a Delaware corporation, is a national specialty retailer of premium pet food and supplies with stores in 41 states and the District of Columbia.

(b) Basis of Presentation:

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Common Stock Split:

        Following the recapitalization transaction described in Note 2, the Company effected a 22-for-1 split of its common stock. Historical share information prior to the recapitalization transaction has been retroactively restated to reflect the stock split for all periods presented.

        Additionally, prior to the completion of the Company's initial public offering on February 27, 2002, the Company effected a 2-for-1 stock split of its common stock. All share information in the consolidated financial statements has been retroactively restated to reflect the stock split for all periods presented.

(d) Fiscal Year:

        The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. The fiscal year ended February 3, 2001 consisted of 53 weeks. All other fiscal years presented herein consisted of 52 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

(e) Cash Equivalents:

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

(f) Inventories:

        Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

(g) Pre-opening Costs:

        Costs incurred in connection with opening new stores are expensed as incurred.

(h) Fixed Assets:

        Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to ten years. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Amortization is computed using the straight-line method over the lesser of the lease term or the estimated useful lives of the assets, generally five to fifteen years.

(i) Goodwill and Long-Lived Assets:

        Costs in excess of net assets of acquired businesses is amortized on the straight-line method over three to fifteen years. The carrying value of goodwill is reviewed on a periodic basis for recoverability based on expectations for future undiscounted cash flows from the related operations. Should the review indicate that goodwill is not recoverable, the Company adjusts the goodwill to the extent carrying value exceeds the fair value of the goodwill. Reviews of carrying values of goodwill resulted in write-downs of $19 and $501 in fiscal 1999 and fiscal 2000, respectively, related to planned store closures. During fiscal 2001 there were no goodwill write-downs. Accumulated amortization at February 3, 2001 and February 2, 2002 was $17,362 and $22,354, respectively.

        In addition, the Company periodically assesses long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent carrying value exceeds the fair value of the asset. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles and property and equipment. Assessments of long-lived assets resulted in write-downs of fixed assets of $396, $2,457 and $858 during fiscal 1999, 2000 and 2001, respectively. These write-downs relate to store furnishings, equipment and leasehold improvements for planned store closures and are recorded as selling, general, and administrative expenses in the accompanying statement of operations.

(j) Other Assets:

        The Company had a secured loan to another limited partner in a limited partnership which operates retail pet food and supply stores in Canada. The loan bore interest at 7.5% and was repaid in full on January 28, 2002.

        The remainder of other assets consists primarily of lease deposits, non-compete agreements and prepaid expenses. Non-compete agreements are amortized using the straight-line method over the periods of the agreements, generally five to seven years. Accumulated amortization for intangible other assets at February 3, 2001 and February 2, 2002 was $1,203 and $1,513, respectively.

(k) Debt Issuance Costs:

        Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt. Accumulated amortization for debt issuance costs at February 3, 2001 and February 2, 2002 was $614 and $1,549, respectively.

(l) Store Closing Costs:

        Management continually reviews the ability of stores to provide positive contributions to the Company's results. The Company charges costs associated with store closures to operations upon commitment to close a store within the next 12 months. Store closing costs consist of future lease obligations, property taxes and common area maintenance costs, net against contractual sub-lease income and are recorded as selling, general, and administrative expenses in the accompanying statement of operations. For the fiscal years 1999, 2000, and 2001 store closing costs charged to operations were $110, $90, and $260, respectively.

(m) Income Taxes:

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

(n) Fair Value of Financial Instruments:

        Because of their short maturities, the carrying amounts for cash and cash equivalents, receivables, accounts payable, accrued expenses, accrued interest and accrued salaries and employee benefits approximate fair value. The carrying amounts for long-term debt and other obligations approximate fair value as the interest rates and terms are substantially similar to those that could be obtained currently for similar instruments.

        The Company uses an interest rate collar agreement to manage interest rate exposure. At February 2, 2002, the Company had a $75,000 notional amount interest rate collar using a floating index of one-month LIBOR contracts at an interest rate cap of 7.00% and an interest rate floor of 5.43%, expiring in December 2002. The interest rate differential to be paid, if interest rates are less than the interest rate floor, or received, if interest rates rise above the interest rate cap, is recognized quarterly as a component of interest expense or interest income over the life of the agreement.

(o) Stock Options:

        The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

(p) Comprehensive Income:

        SFAS No. 130, "Reporting Comprehensive Income" requires that certain items of comprehensive income other than net earnings or loss be reported in the financial statements. During fiscal 2001, the Company recorded $1,467, net of tax benefit of $820, to other comprehensive loss related to the decline in fair value of the Company's interest rate hedge.

(q) Revenue Recognition:

        Revenue from sales of the Company's products is recognized at the point of sale for retail stores and at the time of shipment for e-commerce sales. Shipping terms for e-commerce sales are FOB shipping point.

(r) Segment Reporting:

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

(s) Reclassifications:

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

(t) Effect of Accounting Changes:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet. The Company maintains a $75.0 million interest rate collar agreement, or hedge, to limit its exposure to the interest rate risk associated with variable rate debt. During the fiscal year ended February 2, 2002, the Company recorded $1,467, net of tax benefit of $820, to other comprehensive loss in the balance sheet related to the decline in fair value of the derivative.

(u) Earnings (Loss) per Share:

        Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of potentially issuable common stock.

        Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per common share, basic and diluted, are presented below:

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Net earnings (loss) available to common stockholders	$21,757	$(28,825)	$(50,546)

Common shares, basic	928,136	632,162	38,429
Dilutive effect of stock options	10,736	—	—

Common shares, diluted	938,872	632,162	38,429

        Warrants to purchase 2,132 shares of common stock were outstanding at February 3, 2001 and February 2, 2002, but were not included in the computation of diluted earnings (loss) per common share because the conversion would have an antidilutive effect on diluted earnings (loss) per common share. Options to purchase common shares that were outstanding but not included in the computation of diluted earnings (loss) per common share because the conversion would have an antidilutive effect were 111,320, 1,452 and 1,355 for the fiscal years ended 1999, 2000 and 2001, respectively.

2. Recapitalization

        During fiscal 2000, the Company entered into a merger and recapitalization agreement with BD Recapitalization Corp. ("BD"), an entity formed for that purpose by the sponsors of the merger and recapitalization transaction, Leonard Green & Partners, L.P. and Texas Pacific Group. In the merger, each issued and outstanding share of the Company's common stock was cancelled and converted automatically into the right to receive $0.50 per share in cash, with the exception of 5,911 shares retained by members of the Company's management. In October 2000, following approval of the transaction by the stockholders of the Company, BD completed the merger and recapitalization of the Company by investing $190.0 million in common and preferred stock, arranging financing in the form of a new credit facility and senior subordinated notes, retiring debt under the existing credit facility and repurchasing each share of outstanding common stock, other than the 5,911 shares held by management, for an aggregate of $463,427. Net proceeds from the issuance of new shares of common stock in the merger and recapitalization was $15,873. Following the merger and recapitalization the Company effected a 22-for-1 split of its common stock. This merger was accounted for as a recapitalization and as such, a step-up of assets to fair market value was not required.

        During fiscal 2000, transaction costs of $19,771 were incurred and expensed related to the recapitalization. Additionally, financing costs of $11,254 have been deferred and are being amortized over the lives of the new debt facilities.

3. Business Combinations

        During fiscal 1999, the Company completed one acquisition of a retailer of pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired and the net cash invested in this business was $2,623, of which $7 was expended in fiscal 2000. The excess of the aggregate cost over the fair value of net assets acquired was $1,468, which was recorded as goodwill and is being amortized over fifteen years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Fair Value
(in thousands)
Inventory	$150
Intangible assets	600
Fixed assets	640
Goodwill	1,468
Other liabilities	(235)

Purchase Price	$2,623

        During fiscal 2000, the Company completed one acquisition of a retailer of pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired and the net cash invested in the business was $12,575. The excess of the aggregate cost over the fair value of net assets acquired was $10,926, which was recorded as goodwill and is being amortized over fifteen years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Fair Value
(in thousands)
Inventory	$1,925
Fixed assets	775
Goodwill	10,926
Other liabilities	(1,051)

Purchase price	$12,575

        Additionally, during fiscal 2000, the Company completed the acquisition of certain operating assets of Petopia.com, an e-commerce destination for pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired was $3,825. The excess of the aggregate cost over the fair value of net assets acquired was $3,126, which was recorded as goodwill and is being amortized over three years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Fair Value
(in thousands)
Inventory	$120
Fixed assets	1,199
Other assets	210
Goodwill	3,126
Other liabilities	(830)

Purchase price	$3,825

        The consolidated financial statements include the operating results from the closing date for each respective purchase acquisition. The purchase acquisitions during fiscal years 1999 and 2000 did not materially affect results of operations and accordingly, pro-forma results are not presented.

        In fiscal 2000, merger and non-recurring costs of $55,928 were recorded. These costs consisted of $19,771 of transaction costs related to the recapitalization, compensation expense of $22,254 related to the repurchase of outstanding options for common stock in the recapitalization of the Company, the write-off of $10,206 with respect to an investment in an affiliate and $3,697 in expenses related to the settlement of existing shareholder lawsuits and shareholder lawsuits related to the recapitalization of the Company.

        In fiscal 2001, merger and non-recurring costs of $445 were recorded, consisting of legal costs related to the recapitalization and costs incurred in closing Petopia.com's facilities.

4. Investment in Affiliates

        During fiscal 1999, the Company acquired an equity interest in Petopia.com, an e-commerce destination for the sale of pet food and supplies. The Company accounted for its investment in Petopia.com using the equity method and recorded its proportionate share of earnings or loss. The Company recognized $4,021 and $11,498 in equity in losses for fiscal 1999 and 2000, respectively. The Company also provided certain marketing and fulfillment services to Petopia.com according to the terms of a strategic alliance agreement, under which the Company earned revenue and additional equity and incurred expenses. The net revenue from these activities are included in Internet operations and equity in loss of unconsolidated affiliates in fiscal years 1999 and 2000 in the amounts of $2,767 and $10,208, respectively. The Company wrote off its investment in Petopia.com of $10,206 in fiscal 2000, reflected in merger and non-recurring costs, due to Petopia.com's pending liquidation and wrote off $1,321 in receivables due from Petopia.com, reflected in Internet operations and equity in loss of unconsolidated affiliates. Subsequently, the Company acquired certain operating assets of that entity and recorded $1,455 in transition costs in Internet operations and equity in loss of unconsolidated affiliates, in relocating Petopia.com's operating assets to the Company's national support center (see Note 3).

        The Company had a 72% limited partner interest in a limited partnership (the "LP") which operates retail pet food and supply stores in Canada. On January 28, 2002, the Company terminated its relationship with Canadian Petcetera Limited Partnership (the Partnership) and entered into a settlement agreement in connection with the resolution of a dispute with the other partners in the Partnership. In connection with the settlement agreement, the Company transferred all of its limited partnership interest in the Partnership to an affiliate of the general partner and paid a settlement fee of $10.3 million. In conjunction with the termination of its relationship with the Partnership, the Company recorded a write-off of $26.7 million in fiscal year 2001, consisting of $26.1 million carrying value of its investment in the Partnership and $0.6 million of related assets, and recorded settlement expense of approximately $10.3 million. The Company accounted for its investment in the LP using the equity method as it does not exercise control over the LP and recorded its proportionate share of earnings or loss according to the partnership agreement. The Company did not record any earnings or loss for the year ended January 29, 2000 and recorded losses of $477 and $3,083 for the years ended February 3, 2001 and February 2, 2002 respectively, which are included in Internet operations and equity in loss of unconsolidated affiliates in the accompanying consolidated statements of operations.

5. Long-Term Debt

        At January 29, 2000, the Company had a credit facility with a syndicate of banks with a commitment of up to $150.0 million consisting of $100.0 million in term loans and $50.0 million in revolving loans. This credit facility was retired during fiscal 2000 in connection with the merger and recapitalization and related unamortized debt issuance costs were written off resulting in an extraordinary expense of $1,264 (net of income tax benefit of $825).

        In October 2000 in connection with the merger and recapitalization, the Company obtained credit facilities consisting of $270 million in term loans and an $80 million revolving credit facility which expire between October 2, 2006 and October 2, 2008.

        In October 2001, the Company amended its senior credit facility to reduce the revolving credit facility to $75 million and to restructure the term loans into a single $195 million term loan that expires between October 2, 2006 and October 2, 2008. Borrowings under the senior credit facility are secured by substantially all of the Company's assets and currently bear interest, at the Company's option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the leverage ratio at the time in the case of the revolving credit facility and a fixed margin in the case of the term loan B facility. The effective interest rate of these borrowings at February 2, 2002 was 5.33% to 5.37%. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage and consolidated net worth. The Company was in full compliance with all these covenants at February 2, 2002.

        In fiscal 2001, the Company recorded an extraordinary loss on early extinguishment of debt totaling $805 consisting of the write-off of $1,295 in unamortized debt discount, net of a tax benefit of $490. The Company recorded an additional extraordinary loss on early extinguishment of debt related to the redemption of Senior Subordinated Notes as discussed in note 6.

        Long-term debt consists of:

	February 3, 2001	February 2, 2002
Revolving loans	$—	$—
Term loans	269,000	194,500

	269,000	194,500
Less current portion	5,250	2,000

	$263,750	$192,500

        Annual maturities of long-term debt for the next five fiscal years are as follows: $2,000, $2,000, $2,000, $2,000 and $25,000.

6. Senior Subordinated Notes

        At February 3, 2001, the Company had $120 million Senior Subordinated Notes maturing on October 1, 2010. Interest on the Senior Subordinated Notes accrued at a rate of 13% per annum. In connection with the issuance of the Senior Subordinated Notes, the purchaser received Series A and Series B redeemable preferred stock, with a fair value of $9,421 and warrants for the purchase of 2,132 shares of common stock of the Company, at an exercise price of $0.001 per share, with a fair value of $1,066. The fair value of the preferred stock and warrants was reflected as a discount to the Senior Subordinated Notes and was being amortized to interest expense over ten years. The warrants are exercisable at any time.

        In October 2001, these Notes were redeemed in full and the Company recorded an extraordinary loss on early extinguishment of debt totaling $12,137 consisting of a $8,400 prepayment penalty, the write-off of $1,677 in unamortized debt discount, and the write-off of $9,458 in unamortized debt issuance costs, net of a tax benefit of $7,398.

        In October 2001, the Company issued $200 million Senior Subordinated Notes maturing on November 1, 2011. Interest on the Senior Subordinated Notes accrues at a rate of 10.75% per annum and is payable semi-annually. The Company may redeem the Senior Subordinated Notes at its option at any time after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. At any time before November 1, 2004, up to 35% of the aggregate principal amount of the Senior Subordinated Notes may be redeemed from the proceeds of a qualifying public offering of common stock of the Company at a redemption price of 110.75% of the principal amount of the Senior Subordinated Notes redeemed, plus accrued interest.

7. Lease Commitments and Other Obligations

        The Company finances certain fixed assets under capital leases. There are approximately $24,237 and $20,253 in fixed assets financed through capital leases at February 3, 2001 and February 2, 2002, respectively. Accumulated amortization related to these financed assets was approximately $11,808 and $13,083 at February 3, 2001 and February 2, 2002, respectively.

        The Company leases warehouse and store facilities and equipment under operating leases. These operating leases generally have terms from three to ten years. Certain store leases include additional contingent rental payments ranging from 2% to 6% of store revenues above defined levels. Contingent rentals during fiscal years 1999, 2000, and 2001 were $68, $77 and $86, respectively.

        At February 3, 2001, the present value of future minimum payments for capital lease and other obligations, and minimum lease payments under noncancelable operating leases were as follows:

Years	Capital Leases and Other Obligations	Operating Leases
2002	$4,871	$119,848
2003	271	116,438
2004	262	104,880
2005	253	93,006
2006	1,767	81,846
Thereafter	—	367,892

Total minimum payments	7,424	$883,910

Less amount representing interest	767

Present value of net minimum capital lease and other obligation payments	6,657
Less current portion of capital lease and other obligations	4,552

Capital lease and other obligations	$2,105

        Rent expense under operating leases for fiscal years 1999, 2000, and 2001 was approximately $89,352, $103,637 and $115,906, respectively.

8. Preferred Stock

        The authorized number of shares of preferred stock at February 2, 2002 was 500 with a par value of $.01 per share. During fiscal 2000, the Board of Directors authorized the issuance of two series of redeemable preferred stock.

        Series A senior redeemable exchangeable cumulative preferred stock ("Series A Preferred") has 111 shares authorized and issued at February 2, 2002 and liquidation preference of $1,000 per share plus accrued and unpaid dividends. Dividends are 14% per year, payable quarterly whether or not declared by the Company's Board of Directors, and if not paid in cash, will accumulate as additional liquidation preference. Dividends will accrue on such additional liquidation preference. The Series A Preferred ranks senior to all other classes of the Company's capital stock. The Company is required to redeem the shares of Series A Preferred in whole after 12 years at the liquidation preference, together with accumulated but unpaid dividends. The terms of the Series A Preferred allow the Company to redeem shares of Series A Preferred before the mandatory redemption date at specified redemption prices and also allow the Company to exchange shares of the Series A Preferred for debt securities under some circumstances. The holders of the Series A Preferred generally have no voting rights, except in limited circumstances.

        Series B junior redeemable cumulative preferred stock ("Series B Preferred") has 78 shares authorized and issued at February 2, 2002 and liquidation preference of $1,000 per share plus accrued and unpaid dividends. Dividends are 12% per year, payable quarterly whether or not declared by the Company's Board of Directors, and if not paid in cash, will accumulate as additional liquidation preference. Dividends will accrue on such additional liquidation preference. The Series B Preferred ranks senior to all classes of the Company's common stock and ranks junior to the Series A Preferred. The Company is required to redeem the shares of Series B Preferred in whole after 12 years at the liquidation preference, together with accumulated but unpaid dividends. The terms of the Series B Preferred allow the Company to redeem shares of the Series B Preferred before the mandatory redemption date at specified redemption prices. The holders of the Series B Preferred generally have no voting rights, except in limited circumstances. Subsequent to February 2, 2002, all Series A Preferred

and Series B Preferred was redeemed in connection with an initial public offering as more fully described in Note 14.

        The Board of Directors has not declared any dividend with respect to either series of preferred stock. Accumulated undeclared dividends as of February 2, 2002 were $22,379 and $13,370 for the Series A Preferred and Series B Preferred, respectively. The accretion of these dividends is reflected in the accompanying consolidated statement of stockholders' equity and is included in the carrying values of the preferred stock in the accompanying consolidated balance sheet.

9. Equity

(a) Common Stock:

        The authorized number of shares at January 29, 2000 was 100,000 with a par value of $0.0001. During fiscal 2000, a merger and recapitalization of the Company was completed, in which the authorized number of shares was established as 50,000 with a par value of $0.001 (Note 2).

(b) Stock Options:

        In February 1994, the Company's stockholders approved the 1994 Stock Option Plan ("1994 Company Plan") which provides for the granting of stock options, stock appreciation rights or restricted stock with respect to shares of common stock to executives and other key employees. Stock options may be granted in the form of incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. Stock option exercise prices must be equal to or greater than the fair market value of the common stock on the grant date. In June 1996, the Company's stockholders approved an amendment to the 1994 Company Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 3.0% of the number of shares of common stock issued and outstanding as of the end of the immediately preceding fiscal year. During fiscal 2000, as part of the merger and recapitalization transaction, with the exception of 1,727 options, all options previously issued under the plan were cancelled and options with exercise prices of less than $0.50 were repurchased from their holders.

        In February 1994, the Company's stockholders approved the Directors 1994 Stock Option Plan ("Directors Plan") which provides for the granting of common stock options to directors. Stock option exercise prices must be equal to the fair market value of the common stock on the grant date. In June 1995, the Company's stockholders approved an amendment to the Directors Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 0.1% of the number of shares of common stock issued and outstanding as of the end of the immediately preceding fiscal year. During fiscal 2000, as part of the merger and recapitalization transaction, all options previously issued under the plan were cancelled and options with exercise prices of less than $0.50 were repurchased from their holders. At February 3, 2001 there were no options outstanding under the plan and no further grants will be made.

        In 1996, the Company assumed an employee stock option plan ("1993 Company Plan") from Pet Food Warehouse which provided for the granting of incentive and nonqualified stock options with exercise prices equal to their fair market values on their grant dates that become exercisable over various periods and expire five or six years after the date of grant. The common shares and exercise prices under this plan were adjusted based on the common share conversion rate per the merger agreement with Pet Food Warehouse. During fiscal 2000, as part of the merger and recapitalization transaction, all options previously issued under the plan were cancelled and options with exercise prices of less than $0.50 were repurchased from their holders. At February 2, 2002 there were no options outstanding under the plan and no further grants will be made.

        In 1997, the Company assumed an employee stock option plan ("1989 Company Plan") from PetCare which provided for the granting of incentive and non-qualified stock options with exercise prices equal to their fair market values on their grant dates that became exercisable over various periods and expire up to ten years after the date of grant. The common shares and exercise prices under this plan were adjusted in accordance with the terms of the merger agreement with PetCare. During fiscal 2000, as part of the merger and recapitalization transaction, all options previously issued under the plan were cancelled and options with exercise prices of less than $0.50 were repurchased from their holders. At February 3, 2001 there were no options outstanding under the plan and no further grants will be made.

        Compensation expense of $22,254 related to the repurchase of outstanding options for common stock in the recapitalization is reflected in merger and non-recurring costs in fiscal 2000. Information regarding the stock option plans follows:

	All Company Plans
	Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding at January 30, 1999	91,456	$0.11-$0.72	$0.41
Granted	30,749	$0.14-$0.35	$0.17
Exercised	(1,452)	$0.18-$0.28	$0.20
Cancelled	(9,458)	$0.17-$0.63	$0.32

Outstanding at January 29, 2000	111,295	$0.11-$0.72	$0.36
Fiscal 2000 activity prior to merger and recapitalization:
Granted	34,671	$0.22-$0.28	$0.28
Exercised	(4,384)	$0.17-$0.42	$0.25
Cancelled	(139,855)	$0.11-$0.72	$0.29

Outstanding prior to merger and recapitalization	1,727	$0.17-$0.28	$0.22

        In fiscal 2000, in connection with the merger and recapitalization of the company, the 1994 Company Plan was amended and restated to modify the total number of shares available for issuance under the plan to 2,339. Under the terms of the recapitalization, the 1,727 options not repurchased were converted into 1,215 options, and the exercise prices were adjusted, to preserve the economic value of the options for the holders.

        Information regarding the 1994 Company Plan, as amended, subsequent to the merger and recapitalization follows:

	Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding subsequent to merger and recapitalization	1,215	$0.10	$0.10
Fiscal 2000 activity subsequent to merger and recapitalization:
Granted	525	$0.50	$0.50
Exercised	(289)	$0.10	$0.10

Outstanding at February 3, 2001	1,451	$0.10-$0.50	$0.24
Granted	882	$0.50-$4.45	$1.33
Exercised	(923)	$0.10-$0.50	$0.13
Cancelled	(55)	$0.10-$0.10	$0.10

Outstanding at February 2, 2002	1,355	$0.10-$4.45	$1.03

(c) Accounting for Stock Options:

        The Company accounts for stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Prior to fiscal year 2001, had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings would have been decreased by $3,521 during 1999 and the Company's net loss would have increased by $2,815 and $137 during 2000 and 2001. The weighted average fair value of the options granted during 1999, 2000 and 2001 were estimated as $0.10, $0.13 and $0.56 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 62.1%, 49.5% and 57.5%, risk-free interest rate of 6.0%, 5.8% and 3.7% for 1999, 2000 and 2001, respectively, and an expected life of five years for all grants for 1999 and 2000, and three years for 2001.

        In connection with fixed plan stock option awards granted to employees in fiscal 2001, the Company recorded deferred compensation of $9,288 equal to the aggregate differences between the exercise prices of the options granted and the deemed fair value for accounting purposes. Deferred compensation is amortized over the vesting periods of the options, generally five years. During fiscal 2001 the Company recorded amortization in the amount of $849. For variable plan awards, the Company recorded stock-based compensation of $16,502 based on the changes in the deemed fair value of the common stock.

        Total stock-based compensation for fiscal 2001 was $17,351 and is recorded as cost of sales and occupancy costs and selling, general and administrative costs in the amount of $3,001 and $14,350, respectively, in the accompanying statement of operations.

        The following table summarizes information about the options outstanding under the stock option plan at February 2, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10-$0.10	25	8.01	$0.10	25	$0.10
0.50- 0.50	547	8.37	0.50	28	0.50
0.61- 0.61	615	9.55	0.61	144	0.61
4.45- 4.45	168	9.94	4.45	65	4.45

$0.10-$4.45	1,355	9.10	$1.03	262	$1.50

10. Income Taxes

        Income taxes (benefit) consists of the following:

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Current:
Federal	$991	$3,434	$(1,027)
State	993	520	(62)

	1,984	3,954	(1,089)

Deferred:
Federal	12,945	1,267	(858)
State	1,902	(247)	(268)

	14,847	1,020	(1,126)

Income taxes (benefit) before extraordinary item	$16,831	$4,974	$(2,215)

        Income taxes are included in the statements of operations as follows:

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Income taxes (benefit) on earnings (loss) before extraordinary item	$16,831	$4,974	$(2,215)
Income taxes (benefit) on extraordinary item	—	(825)	(7,888)

Total income taxes (benefit)	$16,831	$4,149	$(10,103)

        A reconciliation of income taxes at the federal statutory rate 35% with the provision for income taxes (benefit) follows:

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Income taxes at federal statutory rate	$13,506	$(5,666)	$(11,516)
Non-deductible expenses	463	2,276	2,735
State taxes, net of federal tax benefit	1,882	116	(879)
Change in valuation allowance	1,600	7,745	(153)
Other	(620)	(322)	(290)

	$16,831	$4,149	$(10,103)

        The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

	Years Ended
	January 29, 2000	February 3, 2001	February 2, 2002
Inventory	$26	$(42)	$(409)
Deferred rent	(779)	(160)	(357)
Depreciation	7,808	1,179	(768)
Accrued fringes	(680)	(777)	(2,979)
Intangibles	(221)	(411)	(1,257)
Store closing costs	974	819	901
Fixed assets	24	5	—
Other assets	(970)	(7,167)	(59)
Benefit of net operating loss carryforwards	9,093	4,110	(2,836)
Stock option compensation	—	—	(1,217)
Debt issuance costs	—	(2,164)	1,150
Alternative minimum tax credit	(861)	(1,996)	(604)
Change in valuation allowance	1,600	7,745	(153)
Other	(1,167)	(483)	(535)

	$14,847	$658	$(9,123)

        Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets follow:

	February 3, 2001	February 2, 2002
Deferred tax assets:
Inventory	$3,572	$3,981
Deferred rent	5,130	5,487
Accrued fringes	3,358	6,337
Store closing costs	1,863	962
Other assets	9,045	9,104
Net operating loss carryforwards	13,901	16,737
Stock option compensation	—	1,217
Debt issuance costs	2,164	1,014
Alternative minimum tax credit	3,270	3,874
Other	532	1,067

Total deferred tax assets	42,835	49,780
Valuation allowance	(14,245)	(14,092)

Net deferred tax assets	28,590	35,688
Deferred tax liabilities:
Depreciation	(16,373)	(15,605)
Intangibles	(1,272)	(15)

Total deferred tax liabilities	(17,645)	(15,620)

Net deferred tax assets	$10,945	$20,068

        The valuation allowance of $14,245 at February 3, 2001 and $14,092 at February 2, 2002 relates primarily to net operating loss carryforwards of PetCare and the Company's equity share of the losses of Petopia.com, with the decrease in the valuation allowance at February 2, 2002 relating to the utilization of the net operating loss of the Company's foreign subsidiary. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

        At February 2, 2002, the Company has available net loss carryforwards of $43,578 for federal income tax purposes, which begin expiring in 2012, and $27,940 for state income tax purposes, which begin expiring in 2005.

11. Employee Savings Plans

        The Company has employee savings plans which permit eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company's non-qualified deferred compensation plan. The Company matches 50% of the first 6% of compensation that is contributed by each participating employee to the plans. In connection with the required match, the Company's contributions to the plans were $873 in 1999, $1,052 in 2000 and $1,304 in 2001.

12. Related Party Transactions

        The Company entered into a management agreement with two entities who were sponsors of the merger and recapitalization transaction. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $1,040 and $3,120 in fiscal 2000 and 2001, respectively, to these two related parties. On February 22, 2002, the Company terminated the management agreement and paid an aggregate amount of $12.5 million which will be recorded in the first quarter of fiscal 2002.

        The Company issued Senior Subordinated Notes to related parties in fiscal 2000 and redeemed them in fiscal 2001 (See note 6). The related parties have syndicated a portion of these Senior Subordinated Notes. Interest expense incurred on the Senior Subordinated Notes, primarily with related parties, including amortization of the discount, was $5,716 in fiscal 2000 and $11,952 in fiscal 2001.

13. Commitments and Contingencies

        In July 2001, two former employees instituted an action against the Company in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed, individually and on behalf of a purported class consisting of all current and former employees who worked as salaried managers or assistant managers in the Company's stores in the state of California at any time between July 30, 1997, and the present. The complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring the Company to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. The Company has answered the complaint and discovery has commenced. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action. If successful, this litigation could have a material adverse effect on our financial condition, and any required change in labor practices could have a negative impact on the Company's results of operations.

        The Company is involved in routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

        At February 2, 2002, the Company had outstanding $5.7 million in letters of credit used for general business purposes.

14. Subsequent Event

        On February 27, 2002, the Company completed an initial public offering ("IPO") of 14,500 shares of common stock at a price of $19.00 per share. Proceeds to the Company after calculation of the underwriters' commissions and fees, totaled approximately $254.4 million, net of offering costs of approximately $21.1 million. Proceeds were used to redeem all outstanding series A and series B preferred stock and other general corporate purposes. Concurrent with the IPO, warrants for 2,132 shares of common stock were exercised, all outstanding options prior to the IPO became fully vested and 583 options to purchase common stock were issued.

        In connection with the IPO, the Company effected a 2-for-1 stock split of its common stock. All references in the consolidated financial statements to number of shares outstanding, price per share and per share amounts have been retroactively restated to reflect the stock split for all periods presented.

        On March 14, 2002, the underwriters for the IPO completed the exercise of their overallotment option for 1,000 shares of common stock at $19.00 per share. The aggregate proceeds amount to approximately $17.7 million, after deducting underwriters' commissions and fees of $1.3 million.

15.  Supplemental Guarantor Condensed Consolidating Financial Statements

        The Company issued $200 million in principal amount of 10.75% Senior Subordinated Notes due 2011 in which certain of its subsidiaries (the guarantor subsidiaries) will serve as guarantors on a full and unconditional basis. Certain other subsidiaries (the nonguarantor subsidiaries) will not guarantee such debt.

        The following tables present the unaudited condensed consolidating balance sheets of PETCO Animal Supplies, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of February 3, 2001 and February 2, 2002 and the related unaudited condensed consolidating statements of operations and cash flows for each year in the three-year period ended February 2, 2002.

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET
February 3, 2001
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$17,104	$940	$—	$—	$18,044
Receivables	1,749	6,562	—	—	8,311
Inventories	112,418	9,828	—	—	122,246
Deferred tax assets	14,127	—	—	—	14,127
Other	7,446	314	—	—	7,760

Total current assets	152,844	17,644	—	—	170,488
Fixed assets, net	177,134	21,934	—	—	199,068
Debt issuance costs	8,828	—	—	—	8,828
Goodwill	—	45,855	—	—	45,855
Investment in affiliates	—	—	19,447	—	19,447
Intercompany investments and advances	153,358	41,072	—	(194,430)	—
Other assets	10,633	—	—	—	10,633

	$502,797	$126,505	$19,447	$(194,430)	$454,319

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(119)	$45,630	$—	$—	$45,511
Intercompany payables	98,613	(98,613)	—	—	—
Accrued expenses	32,522	7,563	—	—	40,085
Accrued interest	10,417	—	—	—	10,417
Accrued salaries and employee benefits	22,968	545	—	—	23,513
Current portion of long-term debt	5,250	—	—	—	5,250
Current portion of capital lease and other obligations	6,189	—	—	—	6,189

Total current liabilities	175,840	(44,875)	—	—	130,965
Long-term debt, excluding current portion	263,750	—	—	—	263,750
Senior subordinated notes payable	109,856	—	—	—	109,856
Capital lease and other obligations, excluding current portion	6,146	—	—	—	6,146
Accrued store closing costs	3,424	—	—	—	3,424
Deferred tax liability	3,182	—	—	—	3,182
Deferred rent and other liabilities	13,419	447	—	—	13,866

Total liabilities	575,617	(44,428)	—	—	531,189
Preferred stock:
14% Series A senior redeemable preferred stock	112,669	—	—	—	112,669
12% Series B junior redeemable preferred stock	78,868	—	—	—	78,868
Stockholders' equity (deficit)	(264,357)	170,933	19,447	(194,430)	(268,407)

	$502,797	$126,505	$19,447	$(194,430)	$454,319

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET
February 2, 2002
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$36,000	$215	$—	$—	$36,215
Receivables	920	8,774	—	—	9,694
Inventories	125,990	3,001	—	—	128,991
Deferred tax assets	26,287	—	—	—	26,287
Other	8,234	15	—	—	8,249

Total current assets	197,431	12,005	—	—	209,436
Fixed assets, net	188,754	22,378	—	—	211,132
Debt issuance costs	6,086	—	—	—	6,086
Goodwill	—	40,928	—	—	40,928
Investment in affiliates	—	—	—	—	—
Intercompany investments and advances	179,157	45,695	—	$(224,852)	—
Other assets	5,990	—	—	—	5,990

	$577,418	$121,006	$—	$(224,852)	$473,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(2,361)	$54,584	$—	$—	$52,223
Intercompany payables	155,912	(159,626)	—	3,714	—
Accrued expenses	33,820	8,889	—	—	42,709
Accrued interest	6,580	—	—	—	6,580
Accrued salaries and employee benefits	32,520	423	—	—	32,943
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	4,552	—	—	—	4,552

Total current liabilities	233,023	(95,730)	—	3,714	141,007
Long-term debt, excluding current portion	192,500	—	—	—	192,500
Senior subordinated notes payable	200,000	—	—	—	200,000
Capital lease and other obligations, excluding current portion	2,105	—	—	—	2,105
Accrued store closing costs	1,467	—	—	—	1,467
Deferred tax liability	6,219	—	—	—	6,219
Deferred rent and other liabilities	16,180	519	—	—	16,699

Total liabilities	651,494	(95,211)	—	3,714	559,997
Preferred stock:
14% Series A senior redeemable preferred stock	130,038	—	—	—	130,038
12% Series B junior redeemable preferred stock	89,244	—	—	—	89,244
Stockholders' equity (deficit)	(293,358)	216,217	—	(228,566)	(305,707)

	$577,418	$121,006	$—	$(224,852)	$473,572

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the year ended January 29, 2000
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
Net sales	$901,308	$724,616	$—	$(635,635)	$990,289
Cost of sales and occupancy costs	671,451	620,263	—	(571,003)	720,711

Gross profit	229,857	104,353	—	(64,632)	269,578
Selling, general and administrative expenses	212,451	72,981	—	(64,632)	220,800

Operating income	17,406	31,372	—	—	48,778
Interest income	(862)	(1)	—	—	(863)
Interest expense	9,799	—	—	—	9,799

Earnings before internet operations and equity in loss of unconsolidated affiliates and income taxes	8,469	31,373	—	—	39,842
Internet operations and equity in loss of unconsolidated affiliates	(1,254)	—	—	—	(1,254)

Earnings (loss) before income taxes	7,215	31,373	—	—	38,588
Income taxes	16,831	—	—	—	16,831
Earnings (loss) before equity in earnings of subsidiaries	$(9,616)	31,373	—	—	21,757
Equity in earnings of subsidiaries	31,373	—	—	(31,373)	—

Net earnings	$21,757	$31,373	$—	$(31,373)	$21,757

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the year ended February 3, 2001
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
Net sales	$1,050,340	$799,214	$—	$(698,376)	$1,151,178
Cost of sales and occupancy costs	759,935	680,028	—	(622,879)	817,084

Gross profit	290,405	119,186	—	(75,497)	334,094
Selling, general and administrative expenses	254,628	85,622	—	(75,497)	264,753
Merger and non-recurring costs	54,618	1,310	—	—	55,928

Operating income (loss)	(18,841)	32,254	—	—	13,413
Interest income	(1,549)	(2)	—	—	(1,551)
Interest expense	24,522	—	—	—	24,522

Earnings (loss) before internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	(41,814)	32,256	—	—	(9,558)
Internet operations and equity in loss of unconsolidated affiliates	(2,611)	(1,455)	(477)	—	(4,543)

Earnings (loss) before income taxes and extraordinary item	(44,425)	30,801	(477)	—	(14,101)
Income taxes	4,974	—	—	—	4,974

Earnings (loss) before extraordinary item	(49,399)	30,801	(477)	—	(19,075)
Extraordinary item — loss on early extinguishment of debt	(1,264)	—	—	—	(1,264)

Earnings (loss) before equity in earnings of subsidiaries	(50,663)	30,801	(477)	—	(20,339)
Equity in earnings of subsidiaries	30,324	—	—	(30,324)	—

Net earnings (loss)	$(20,339)	$30,801	$(477)	$(30,324)	$(20,339)

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the year ended February 2, 2002
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,194,022	$872,846	$—	$(765,919)	$1,300,949
Cost of sales and occupancy costs	851,978	736,078	—	(678,870)	909,186

Gross profit	342,044	136,768	—	(87,049)	391,763
Selling, general and administrative expenses	309,599	99,786	101	(87,049)	322,437
Write-off of Canadian investment	8,942	—	28,093	—	37,035
Merger and non-recurring costs	445	—	—	—	445

Operating income (loss)	23,058	36,982	(28,194)	—	31,846
Interest income	(612)	—	—	—	(612)
Interest expense	41,447	—	2	—	41,449

Earnings (loss) before internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	(17,777)	36,982	(28,196)	—	(8,991)
Internet operations and equity in loss of unconsolidated affiliates	—	—	3,083	—	3,083

Earnings (loss) before income taxes and extraordinary item	(17,777)	36,982	(31,279)	—	(12,074)
Income taxes (benefit)	(2,215)	—	—	—	(2,215)

Earnings (loss) before extraordinary item	(15,562)	36,982	(31,279)	—	(9,859)
Extraordinary item — loss on early extinguishment of debt	(12,942)	—	—	—	(12,942)

Earnings (loss) before equity in earnings of subsidiaries	(28,504)	36,982	(31,279)	—	(22,801)
Equity in earnings of subsidiaries	5,703	—	—	(5,703)	—

Net earnings (loss)	$(22,801)	$36,982	$(31,279)	$(5,703)	$(22,801)

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the year ended January 29, 2000
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net earnings (loss)	$21,757	$31,373	$—	$(31,373)	$21,757
Adjustments to reconcile net earnings to net cash provided by operating activities	44,183	(25,094)	6,553	31,373	57,015

Net cash provided by operating activities	65,940	6,279	6,553	—	78,772

Cash flows used in investing activities:
Additions to fixed assets	(34,641)	(5,409)	—	—	(40,050)
Investment in affiliates	(11,906)	—	(6,553)	—	(18,459)
Net cash invested in acquisitions of businesses	(2,927)	—	—	—	(2,927)
Change in other assets	(822)	—	—	—	(822)

Net cash used in investing activities	(50,296)	(5,409)	(6,553)	—	(62,258)

Cash flows provided by financing activities:
Borrowings under long-term debt agreements	32,375	—	—	—	32,375
Debt issuance costs	(1,656)	—	—	—	(1,656)
Repayment of long term agreements	(4,075)	—	—	—	(4,075)
Repayments of capital lease and other obligations	(9,715)	—	—	—	(9,715)
Net proceeds from the issuance of common stock	292	—	—	—	292

Net cash provided by financing activities	17,221	—	—	—	17,221

Net increase in cash and cash equivalents	32,865	870	—	—	33,735
Cash and cash equivalents at the beginning of the period	999	1,325	—	—	2,324

Cash and cash equivalents at the end of the period	$33,864	$2,195	$—	$—	$36,059

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the year ended February 3, 2001
(unaudited)
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net earnings (loss)	$(20,339)	$30,801	$(477)	$(30,324)	$(20,339)
Adjustments to reconcile net earnings to net cash provided by operating activities	63,003	(27,071)	9,987	30,324	76,243

Net cash provided by operating activities	42,664	3,730	9,510	—	55,904

Cash flows used in investing activities:
Additions to fixed assets	(41,536)	(4,985)	—	—	(46,521)
Investment in affiliates	—	—	(9,510)	—	(9,510)
Net cash invested in acquisitions of businesses	(16,407)	—	—	—	(16,407)
Change in other assets	(197)	—	—	—	(197)

Net cash used in investing activities	(58,140)	(4,985)	(9,510)	—	(72,635)

Cash flows provided by (used in) financing activities:
Borrowings under long-term debt agreements	397,521	—	—	—	397,521
Debt issuance costs	(11,254)	—	—	—	(11,254)
Repayment of long term debt agreements	(117,175)	—	—	—	(117,175)
Repayments of capital lease and other obligations	(7,955)	—	—	—	(7,955)
Purchase of common stock	(463,427)	—	—	—	(463,427)
Net proceeds from the issuance of common stock	16,889	—	—	—	16,889
Net proceeds from the issuance of Series A redeemable preferred stock	107,376	—	—	—	107,376
Net proceeds from the issuance of Series B redeemable preferred stock	75,675	—	—	—	75,675
Proceeds from the issuance of warrants	1,066	—	—	—	1,066

Net cash used in financing activities	(1,284)	—	—	—	(1,284)

Net decrease in cash and cash equivalents	(16,760)	(1,255)	—	—	(18,015)
Cash and cash equivalents at the beginning of the period	33,864	2,195	—	—	36,059

Cash and cash equivalents at the end of the period	$17,104	$940	$—	$—	$18,044

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the year ended February 2, 2002
(unaudited)
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net earnings (loss)	$(22,801)	$36,982	$(31,279)	$(5,703)	$(22,801)
Adjustments to reconcile net earnings to net cash provided by operating activities	89,807	(33,896)	41,007	5,703	102,621

Net cash provided by operating activities	67,006	3,086	9,728	—	79,820

Cash flows used in investing activities:
Additions to fixed assets	(52,495)	(3,811)	—	—	(56,306)
Loans to employees	(896)	—	—	—	(896)
Repayment of loan to affiliate	6,545	—	—	—	6,545
Investment in affiliates	—	—	(9,728)	—	(9,728)

Net cash used in investing activities	(46,846)	(3,811)	(9,728)	—	(60,385)

Cash flows provided by (used in) financing activities:
Borrowings under long-term debt agreements	215,650	—	—	—	215,650
Debt issuance costs	(1,210)	—	—	—	(1,210)
Repayment of long term debt agreements	(210,150)	—	—	—	(210,150)
Repayments of capital lease and other obligations	(5,678)	—	—	—	(5,678)
Net proceeds from the issuance of common stock	124	—	—	—	124

Net cash used in financing activities	(1,264)	—	—	—	(1,264)

Net increase (decrease) in cash and cash equivalents	18,896	(725)	—	—	18,171
Cash and cash equivalents at the beginning of the period	17,104	940	—	—	18,044

Cash and cash equivalents at the end of the period	$36,000	$215	$—	$—	$36,215

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of PETCO Animal Supplies, Inc.(1)
3.2	Amended and Restated Bylaws of PETCO Animal Supplies, Inc.(1)
4.1	Indenture, dated as of October 26, 2001, by and among PETCO, certain subsidiaries of PETCO and U.S. Bank N.A., as trustee(2)
4.2	Exchange and Registration Rights Agreement, dated as of October 26, 2001, by and between PETCO, certain subsidiaries of PETCO and Goldman Sachs & Co., as initial purchaser(2)
4.3	Form of Specimen Common Stock Certificate
4.4	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO and certain stockholders of PETCO(2)
4.5	Amended and Restated Securityholders Agreement, dated as of February 19, 2002, by and among PETCO and certain securityholders of PETCO(2)
10.1	Form of Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto, as amended(2)
10.2	Distribution Center Lease, dated as of June 23, 1997, by and between PETCO and Knickerbocker Industrial Properties East LP, as amended, for 152 Dayton Jamesburg Road, South Brunswick, New Jersey(2)
10.3	Distribution Center Lease, dated as of February 20, 1998, by and between PETCO and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois(2)
10.4	Distribution Center Lease, dated as of November 24, 1997, by and between PETCO and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California(2)
10.5	Master Equipment Lease Agreement, dated as of September 15, 1998, by and between PETCO and IBM Leasing(2)
10.6	Management Services Agreement, dated as of October, 2, 2000, by and among PETCO, Leonard Green & Partners, L.P. and TPG GenPar III, L.P.(2)
10.7	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO and Brian K. Devine(2)
10.8	Employment Agreement, dated as of October 2, 2000, by and between PETCO and Bruce C. Hall(2)
10.9	Employment Agreement, dated as of October 2, 2000, by and between PETCO and James M. Myers(2)
10.10	Form of Indemnification Agreement between PETCO and certain officers and directors(2)
10.11	Form of Retention Agreement for executive officers(2)
10.12	Form of Retention Agreement for non-executive officers(2)
10.13	PETCO Animal Supplies 401(k) plan(2)
10.14	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998(2)
10.15	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000(2)
10.16	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement(2)
10.17	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement(2)
10.18	Form of PETCO Animal Supplies, Inc. Restricted Stock Agreement(2)
10.19	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO and BD Recapitalization Corp.(2)
10.20	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO and BD Recapitalization Corp.(2)
10.21	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California(2)
10.22	PETCO Animal Supplies Deferred Compensation Plan(2)
10.23	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.(2)

10.24	Consulting Agreement, effective as of November 29, 2001, by and between PETCO and Brian K. Devine
10.25	Supplemental Executive Retirement Program, effective as of November 29, 2001, by and between PETCO and Brian K. Devine
21.1	Subsidiaries of PETCO(2)
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (included in the signature pages of this Annual Report on Form 10-K)

(1)
Incorporated by reference to PETCO's Registration Statement on Form S-4, as amended (File No. 333-84474).

(2)
Incorporated by reference to PETCO's Registration Statement on Form S-1, as amended (File No. 333-75830).

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exhibit Index