Form 10-K/A
period 2002-02-02
PETCO ANIMAL SUPPLIES INC
filed 2002-04-30
CIK 888455

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
 Common Stock, $.001 par value
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

EXPLANATORY NOTE:

        PETCO Animal Supplies, Inc. hereby amends Part IV, Item 14 of its Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as originally filed with the Securities and Exchange Commission on April 23, 2002 (the "Original Filing"). In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we have set forth the text of Item 14 in its entirety. However, we are filing this Amendment No. 1 on Form 10-K/A solely to add the conformed signature of KPMG, LLP, our independent auditors, to the Independent Auditors' Report contained on page F-1 of the Original Filing, which was inadvertently omitted from the Original Filing. No other modifications or changes have been made to Item 14 in this Amendment No. 1 on Form 10-K/A and all other items of the Original Filing shall remain as set forth in the Original Filing.

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

(b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the fiscal quarter ended February 2, 2002.

(c)  Exhibits

        The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of PETCO Animal Supplies, Inc.(1)
3.2	Amended and Restated Bylaws of PETCO Animal Supplies, Inc.(1)
4.1	Indenture, dated as of October 26, 2001, by and among PETCO, certain subsidiaries of PETCO and U.S. Bank N.A., as trustee(2)
4.2	Exchange and Registration Rights Agreement, dated as of October 26, 2001, by and between PETCO, certain subsidiaries of PETCO and Goldman Sachs & Co., as initial purchaser(2)
4.3*	Form of Specimen Common Stock Certificate

4.4	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO and certain stockholders of PETCO(2)
4.5	Amended and Restated Securityholders Agreement, dated as of February 19, 2002, by and among PETCO and certain securityholders of PETCO(2)
10.1	Form of Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto, as amended(2)
10.2	Distribution Center Lease, dated as of June 23, 1997, by and between PETCO and Knickerbocker Industrial Properties East LP, as amended, for 152 Dayton Jamesburg Road, South Brunswick, New Jersey(2)
10.3	Distribution Center Lease, dated as of February 20, 1998, by and between PETCO and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois(2)
10.4	Distribution Center Lease, dated as of November 24, 1997, by and between PETCO and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California(2)
10.5	Master Equipment Lease Agreement, dated as of September 15, 1998, by and between PETCO and IBM Leasing(2)
10.6	Management Services Agreement, dated as of October, 2, 2000, by and among PETCO, Leonard Green & Partners, L.P. and TPG GenPar III, L.P.(2)
10.7	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO and Brian K. Devine(2)
10.8	Employment Agreement, dated as of October 2, 2000, by and between PETCO and Bruce C. Hall(2)
10.9	Employment Agreement, dated as of October 2, 2000, by and between PETCO and James M. Myers(2)
10.10	Form of Indemnification Agreement between PETCO and certain officers and directors(2)
10.11	Form of Retention Agreement for executive officers(2)
10.12	Form of Retention Agreement for non-executive officers(2)
10.13	PETCO Animal Supplies 401(k) plan(2)
10.14	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998(2)
10.15	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000(2)
10.16	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement(2)
10.17	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement(2)
10.18	Form of PETCO Animal Supplies, Inc. Restricted Stock Agreement(2)
10.19	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO and BD Recapitalization Corp.(2)
10.20	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO and BD Recapitalization Corp.(2)
10.21	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California(2)
10.22	PETCO Animal Supplies Deferred Compensation Plan(2)
10.23	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.(2)
10.24*	Consulting Agreement, effective as of November 29, 2001, by and between PETCO and Brian K. Devine
10.25*	Supplemental Executive Retirement Program, effective as of November 29, 2001, by and between PETCO and Brian K. Devine
21.1	Subsidiaries of PETCO(2)
23.1	Consent of KPMG LLP, Independent Auditors
24.1*	Power of Attorney

*
Previously filed.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, California, on the 30th day of April, 2002.

PETCO ANIMAL SUPPLIES, INC.
By:	/s/ JAMES M. MYERS James M. Myers Executive Vice President and Chief Financial Officer

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

/s/ KPMG LLP

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

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the year ended February 3, 2001
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
Net sales	$1,050,340	$799,214	$—	$(698,376)	$1,151,178
Cost of sales and occupancy costs	759,935	680,028	—	(622,879)	817,084

Gross profit	290,405	119,186	—	(75,497)	334,094
Selling, general and administrative expenses	254,628	85,622	—	(75,497)	264,753
Merger and non-recurring costs	54,618	1,310	—	—	55,928

Operating income (loss)	(18,841)	32,254	—	—	13,413
Interest income	(1,549)	(2)	—	—	(1,551)
Interest expense	24,522	—	—	—	24,522

Earnings (loss) before internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	(41,814)	32,256	—	—	(9,558)
Internet operations and equity in loss of unconsolidated affiliates	(2,611)	(1,455)	(477)	—	(4,543)

Earnings (loss) before income taxes and extraordinary item	(44,425)	30,801	(477)	—	(14,101)
Income taxes	4,974	—	—	—	4,974

Earnings (loss) before extraordinary item	(49,399)	30,801	(477)	—	(19,075)
Extraordinary item—loss on early extinguishment of debt	(1,264)	—	—	—	(1,264)

Earnings (loss) before equity in earnings of subsidiaries	(50,663)	30,801	(477)	—	(20,339)
Equity in earnings of subsidiaries	30,324	—	—	(30,324)	—

Net earnings (loss)	$(20,339)	$30,801	$(477)	$(30,324)	$(20,339)

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the year ended February 2, 2002
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,194,022	$872,846	$—	$(765,919)	$1,300,949
Cost of sales and occupancy costs	851,978	736,078	—	(678,870)	909,186

Gross profit	342,044	136,768	—	(87,049)	391,763
Selling, general and administrative expenses	309,599	99,786	101	(87,049)	322,437
Write-off of Canadian investment	8,942	—	28,093	—	37,035
Merger and non-recurring costs	445	—	—	—	445

Operating income (loss)	23,058	36,982	(28,194)	—	31,846
Interest income	(612)	—	—	—	(612)
Interest expense	41,447	—	2	—	41,449

Earnings (loss) before internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	(17,777)	36,982	(28,196)	—	(8,991)
Internet operations and equity in loss of unconsolidated affiliates	—	—	3,083	—	3,083

Earnings (loss) before income taxes and extraordinary item	(17,777)	36,982	(31,279)	—	(12,074)
Income taxes (benefit)	(2,215)	—	—	—	(2,215)

Earnings (loss) before extraordinary item	(15,562)	36,982	(31,279)	—	(9,859)
Extraordinary item—loss on early extinguishment of debt	(12,942)	—	—	—	(12,942)

Earnings (loss) before equity in earnings of subsidiaries	(28,504)	36,982	(31,279)	—	(22,801)
Equity in earnings of subsidiaries	5,703	—	—	(5,703)	—

Net earnings (loss)	$(22,801)	$36,982	$(31,279)	$(5,703)	$(22,801)

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

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the year ended February 2, 2002
(unaudited)
(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net earnings (loss)	$(22,801)	$36,982	$(31,279)	$(5,703)	$(22,801)
Adjustments to reconcile net earnings to net cash provided by operating activities	89,807	(33,896)	41,007	5,703	102,621

Net cash provided by operating activities	67,006	3,086	9,728	—	79,820

Cash flows used in investing activities:
Additions to fixed assets	(52,495)	(3,811)	—	—	(56,306)
Loans to employees	(896)	—	—	—	(896)
Repayment of loan to affiliate	6,545	—	—	—	6,545
Investment in affiliates	—	—	(9,728)	—	(9,728)

Net cash used in investing activities	(46,846)	(3,811)	(9,728)	—	(60,385)

Cash flows provided by (used in) financing activities:
Borrowings under long-term debt agreements	215,650	—	—	—	215,650
Debt issuance costs	(1,210)	—	—	—	(1,210)
Repayment of long term debt agreements	(210,150)	—	—	—	(210,150)
Repayments of capital lease and other obligations	(5,678)	—	—	—	(5,678)
Net proceeds from the issuance of common stock	124	—	—	—	124

Net cash used in financing activities	(1,264)	—	—	—	(1,264)

Net increase (decrease) in cash and cash equivalents	18,896	(725)	—	—	18,171
Cash and cash equivalents at the beginning of the period	17,104	940	—	—	18,044

Cash and cash equivalents at the end of the period	$36,000	$215	$—	$—	$36,215

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of PETCO Animal Supplies, Inc.(1)
3.2	Amended and Restated Bylaws of PETCO Animal Supplies, Inc.(1)
4.1	Indenture, dated as of October 26, 2001, by and among PETCO, certain subsidiaries of PETCO and U.S. Bank N.A., as trustee(2)
4.2	Exchange and Registration Rights Agreement, dated as of October 26, 2001, by and between PETCO, certain subsidiaries of PETCO and Goldman Sachs & Co., as initial purchaser(2)
4.3*	Form of Specimen Common Stock Certificate
4.4	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO and certain stockholders of PETCO(2)
4.5	Amended and Restated Securityholders Agreement, dated as of February 19, 2002, by and among PETCO and certain securityholders of PETCO(2)
10.1	Form of Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto, as amended(2)
10.2	Distribution Center Lease, dated as of June 23, 1997, by and between PETCO and Knickerbocker Industrial Properties East LP, as amended, for 152 Dayton Jamesburg Road, South Brunswick, New Jersey(2)
10.3	Distribution Center Lease, dated as of February 20, 1998, by and between PETCO and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois(2)
10.4	Distribution Center Lease, dated as of November 24, 1997, by and between PETCO and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California(2)
10.5	Master Equipment Lease Agreement, dated as of September 15, 1998, by and between PETCO and IBM Leasing(2)
10.6	Management Services Agreement, dated as of October, 2, 2000, by and among PETCO, Leonard Green & Partners, L.P. and TPG GenPar III, L.P.(2)
10.7	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO and Brian K. Devine(2)
10.8	Employment Agreement, dated as of October 2, 2000, by and between PETCO and Bruce C. Hall(2)
10.9	Employment Agreement, dated as of October 2, 2000, by and between PETCO and James M. Myers(2)
10.10	Form of Indemnification Agreement between PETCO and certain officers and directors(2)
10.11	Form of Retention Agreement for executive officers(2)
10.12	Form of Retention Agreement for non-executive officers(2)
10.13	PETCO Animal Supplies 401(k) plan(2)
10.14	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998(2)
10.15	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000(2)
10.16	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement(2)
10.17	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement(2)
10.18	Form of PETCO Animal Supplies, Inc. Restricted Stock Agreement(2)
10.19	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO and BD Recapitalization Corp.(2)
10.20	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO and BD Recapitalization Corp.(2)
10.21	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California(2)
10.22	PETCO Animal Supplies Deferred Compensation Plan(2)
10.23	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.(2)

10.24*	Consulting Agreement, effective as of November 29, 2001, by and between PETCO and Brian K. Devine
10.25*	Supplemental Executive Retirement Program, effective as of November 29, 2001, by and between PETCO and Brian K. Devine
21.1	Subsidiaries of PETCO(2)
23.1	Consent of KPMG LLP, Independent Auditors
24.1*	Power of Attorney

*
Previously filed.

(1)
Incorporated by reference to PETCO's Registration Statement on Form S-4, as amended (File No. 333-84474).

(2)
Incorporated by reference to PETCO's Registration Statement on Form S-1, as amended (File No. 333-75830).

QuickLinks

PART IV
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