Form 10-Q
period 2002-05-04
PETCO ANIMAL SUPPLIES INC
filed 2002-06-11
CIK 888455

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 0-23574

PETCO ANIMAL SUPPLIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0479906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9125 Rehco Road, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 453-7845
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.)

Title	Date	Outstanding
Common Stock, $0.001 Par Value	June 10, 2002	57,297,673

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q
For the Quarter Ended May 4, 2002

INDEX

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 2, 2002	May 4, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,215	$23,375
Receivables	9,694	11,022
Inventories	128,991	122,824
Deferred tax assets	26,287	28,501
Other	8,249	19,088

Total current assets	209,436	204,810
Fixed assets, net	211,132	211,105
Debt issuance costs	6,086	5,995
Goodwill	40,928	40,928
Other assets	5,990	6,007

	$473,572	$468,845

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$52,223	$46,326
Accrued expenses	42,709	53,412
Accrued interest	6,580	977
Accrued salaries and employee benefits	32,943	27,825
Current portion of long-term debt	2,000	2,000
Current portion of capital lease and other obligations	4,552	3,146

Total current liabilities	141,007	133,686
Long-term debt, excluding current portion	192,500	192,000
Senior subordinated notes payable	200,000	170,000
Capital lease and other obligations, excluding current portion	2,105	2,050
Accrued store closing costs	1,467	2,413
Deferred tax liability	6,219	6,219
Deferred rent and other liabilities	16,699	16,882

Total liabilities	559,997	523,250

Preferred stock:
$.01 par value, 5,000 shares authorized, no shares were issued and outstanding at May 4, 2002
14% Series A senior redeemable preferred stock	130,038	—
12% Series B junior redeemable preferred stock	89,244	—
Stockholders' deficit:
Common stock, $.001 par value, 250,000 shares authorized and 39,117 and 57,278 shares issued and outstanding at February 2, 2002 and May 4, 2002, respectively	39	57
Additional paid-in capital	(187,380)	64,299
Deferred compensation	(8,439)	—
Accumulated deficit	(108,460)	(117,687)
Accumulated comprehensive loss	(1,467)	(1,074)

Total stockholders' deficit	(305,707)	(54,405)

	$473,572	$468,845

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Thirteen weeks ended
	May 5, 2001	May 4, 2002
Net sales	$304,494	$349,212
Cost of sales and occupancy costs	216,607	245,509

Gross profit	87,887	103,703
Selling, general and administrative expenses	72,544	82,113
Management fees and termination costs	780	12,760
Stock based compensation and other costs	2,780	8,176

Operating income	11,783	654
Interest income	(173)	(157)
Interest expense	11,352	8,915

Earnings (loss) before equity in loss of unconsolidated affiliate, income taxes and extraordinary item	604	(8,104)
Equity in loss of unconsolidated affiliate	(801)	—

Loss before income taxes and extraordinary item	(197)	(8,104)
Income taxes (benefit)	239	(881)

Loss before extraordinary item	(436)	(7,223)
Extraordinary item-loss on early extinguishment of debt (net of income tax benefit of $1,332)	—	(2,004)

Net loss	(436)	(9,227)
Increase in carrying amount and premium on redemption of preferred stock	(6,747)	(20,487)

Net loss available to common stockholders	$(7,183)	$(29,714)

Basic and diluted loss per common share:
Loss before extraordinary item	$(0.19)	$(0.53)
Extraordinary item-loss on early extinguishment of debt	—	(0.04)

Loss per common share	$(0.19)	$(0.57)

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirteen weeks ended
	May 5, 2001	May 4, 2002
Cash flows from operating activities:
Net loss	$(436)	$(9,227)
Depreciation and amortization	12,640	12,461
Provision for deferred and other taxes	(613)	(2,786)
Equity in loss of unconsolidated affiliate	801	—
Stock-based compensation	3,362	8,439
Non-cash write-off of debt issuance costs	—	186
Changes in assets and liabilities:
Receivables	(2,121)	(1,328)
Inventories	7,350	6,167
Other assets	(9,991)	(10,803)
Accounts payable	(3,225)	(5,897)
Accrued expenses	11,109	11,184
Accrued interest	(6,629)	(5,603)
Accrued salaries and employee benefits	(3,374)	(5,118)
Accrued store closing costs	(512)	857
Deferred rent and other liabilities	(145)	67

Net cash provided by (used in) operating activities	8,216	(1,401)

Cash flows from investing activities:
Additions to fixed assets	(12,352)	(12,035)
Investment in affiliate	(3,638)	—

Net cash used in investing activities	(15,990)	(12,035)

Cash flows from financing activities:
Borrowings under long-term debt agreements	12,600	—
Repayment of long-term debt agreements	(13,600)	(30,500)
Debt issuance costs	—	(446)
Repayment of capital lease and other obligations	(1,568)	(1,461)
Net proceeds from the issuance of common stock	11	272,772
Redemption of Series A senior redeemable preferred stock	—	(142,231)
Redemption of Series B junior redeemable preferred stock	—	(97,538)

Net cash provided by (used in) financing activities	(2,557)	596

Net decrease in cash and cash equivalents	(10,331)	(12,840)
Cash and cash equivalents at beginning of year	18,044	36,215

Cash and cash equivalents at end of period	$7,713	$23,375

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1—General

        In the opinion of management of PETCO Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of May 4, 2002 and for the thirteen week periods ended May 5, 2001 and May 4, 2002. Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 5, 2001 and May 4, 2002 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2002 refer to the fiscal year beginning on February 3, 2002, and ending on February 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 2001 included in the Company's Annual Report on Form 10-K and Form 10-K/A (File No. 0-23574) filed with the Securities and Exchange Commission on April 23, 2002 and April 30, 2002, respectively.

Note 2—New Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement's effective date. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Currently the Company is assessing but has not yet determined the impact of transitional goodwill impairment, if any, on its financial position and results of operations. Non-compete agreements, which comprise all of the Company's intangible assets with defined lives, had a carrying value of $0.5 million and $0.4 million and accumulated amortization of $1.5 million and $1.6 million at February 2, 2002 and May 4, 2002, respectively. Amortization of non-compete agreements was $0.1 million and $0.1 million for the thirteen weeks ended May 5, 2001 and May 4, 2002, respectively.

        The effect of adoption of SFAS No. 142 on the reported net loss for the prior period is as follows:

	Thirteen Weeks Ended
	May 5, 2001	May 4, 2002
Net loss available to common stockholders as reported	$(7,183)	$(29,714)
Add back amortization of goodwill	777	—

Net loss available to common stockholders as adjusted	$(6,406)	$(29,714)

Basic and diluted net loss per common share
Net loss as reported	$(0.19)	$(0.57)
Add back amortization of goodwill	0.02	—

Net loss as adjusted	$(0.17)	$(0.57)

	Thirteen Weeks Ended
	May 5, 2001	May 4, 2002
Before extraordinary item
Net loss available to common stockholders as reported	$(7,183)	$(27,710)
Add back amortization of goodwill	777	—

Net loss available to common stockholders as adjusted	$(6,406)	$(27,710)

Basic and diluted net loss per common share
Net loss as reported	$(0.19)	$(0.53)
Add back amortization of goodwill	0.02	—

Net loss as adjusted	$(0.17)	$(0.53)

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of the adoption of SFAS No. 143.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues related to SFAS No. 121. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position or results of operations.

Note 3—Net Earnings Per Share

        Basic net earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options.

        Net earnings and weighted average common shares used to compute net earnings per share, basic and diluted, are presented below:

	Thirteen Weeks Ended
	May 5, 2001	May 4, 2002
Net loss available to common stockholders	$(7,183)	$(29,714)

Common shares, basic	38,230	52,368
Dilutive effect of stock options	—	—
Dilutive effect of stock warrants	—	—

Common shares, diluted	38,230	52,368

        Options and warrants to purchase common shares that were outstanding, but were not included in the computation of diluted net earnings per share because there was a loss in the quarters, were 3,174 and 782 for the thirteen weeks ended May 5, 2001 and May 4, 2002, respectively.

Note 4—Related Party Transactions

        In October 2000, the Company entered into a management services agreement with two entities who were sponsors of the merger and recapitalization transaction. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $0.8 million and $0.3 million in the thirteen weeks ended May 5, 2001 and May 4, 2002, respectively, to these two related parties. Shortly after its initial public offering, the Company terminated the management services agreement and paid an aggregate amount of $12.5 million as a one-time termination fee.

        The Company issued senior subordinated notes to related parties in October 2000 and redeemed them in October 2001. Interest expense incurred on the senior subordinated notes, primarily paid to related parties, including amortization of the discount, was $4.2 million in the thirteen weeks ended May 5, 2001.

        In February 2002, the Company redeemed, for approximately $239.8 million, all of the then outstanding series A and series B preferred stock, primarily from related parties.

Note 5—Initial Public Offering

        On February 27, 2002, the Company completed an initial public offering of 14,500,000 shares of common stock for net proceeds of approximately $254.5 million, after deducting the underwriting discount and estimated offering expenses. On March 14, 2002, the Company received additional net proceeds of approximately $17.7 million from the sale of 1,000,000 additional shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The Company used approximately $239.8 million of the net proceeds of its initial public offering to redeem in full all of the then outstanding shares of series A and series B preferred stock. In connection with the initial public offering the Company also amended and restated its stockholders agreement and its securityholders agreement, terminated its management services agreement and used approximately $32.4 million of the net proceeds of the initial public offering, plus approximately $2.1 million in cash on-hand, to repurchase $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes due 2011 at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date.

        Concurrent with the initial public offering, warrants to purchase 2,132 shares of common stock were exercised, all outstanding options prior to the initial public offering became fully vested and the Company issued options to purchase 573 shares of common stock.

        In connection with the initial public offering, the Company also effected a 2-for-1 stock split of its common stock. All references in the consolidated financial statements to number of shares outstanding, price per share and per share amounts have been retroactively restated to reflect the stock split for all periods presented.

Note 6—Contingencies

        In July 2001, two former employees instituted an action against the Company in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class consisting of all current and former employees who worked as salaried managers or assistant managers in the Company's stores in the state of California at any time between July 30, 1997 and the present. The complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring the Company to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. The Company has answered the complaint and discovery has commenced. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action. If successful, this litigation could have a material adverse effect on the Company's financial condition, and any required change in the Company's labor practices could have a negative impact on its results of operations.

        From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters that the Company believes would have a material adverse effect on the Company.

Note 7—Supplemental Guarantor Condensed Consolidating Financial Statements

        The Company issued $200 million in principal amount of 10.75% senior subordinated notes due 2011 under which certain of its subsidiaries (the guarantor subsidiaries) will serve as guarantors on a full and unconditional basis. Certain other subsidiaries (the non-guarantor subsidiaries) will not guarantee such debt.

        The following tables present the unaudited condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of May 4, 2002 and February 2, 2002 and the related unaudited condensed consolidating statements of operations and cash flows for the thirteen weeks ended May 4, 2002 and May 5, 2001.

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET
May 4, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$23,202	$173	$—	$—	$23,375
Receivables	1,652	9,370	—	—	11,022
Inventories	123,031	(207)	—	—	122,824
Deferred tax assets	28,501	—	—	—	28,501
Other	19,165	(77)	—	—	19,088

Total current assets	195,551	9,259	—	—	204,810
Fixed assets, net	188,606	22,499	—	—	211,105
Debt issuance costs	5,995	—	—	—	5,995
Goodwill	—	40,928	—	—	40,928
Intercompany investments and advances	179,157	45,695	—	(224,852)	—
Other assets	6,012	(5)	—	—	6,007

	$575,321	$118,376	$—	$(224,852)	$468,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(563)	$46,889	$—	$—	$46,326
Intercompany payables	161,099	(164,813)	—	3,714	—
Accrued expenses	47,102	6,310	—	—	53,412
Accrued interest	977	—	—	—	977
Accrued salaries and employee benefits	27,706	119	—	—	27,825
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	3,146	—	—	—	3,146

Total current liabilities	241,467	(111,495)	—	3,714	133,686
Long-term debt, excluding current portion	192,000	—	—	—	192,000
Senior subordinated notes payable	170,000	—	—	—	170,000
Capital lease and other obligations, excluding current portion	2,050	—	—	—	2,050
Accrued store closing costs	2,413	—	—	—	2,413
Deferred tax liability	6,219	—	—	—	6,219
Deferred rent and other liabilities	16,336	546	—	—	16,882

Total liabilities	630,485	(110,949)	—	3,714	523,250
Stockholders' equity (deficit)	(55,164)	229,325	—	(228,566)	(54,405)

	$575,321	$118,376	$—	$(224,852)	$468,845

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET
February 2, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$36,000	$215	$—	$—	$36,215
Receivables	920	8,774	—	—	9,694
Inventories	125,990	3,001	—	—	128,991
Deferred tax assets	26,287	—	—	—	26,287
Other	8,234	15	—	—	8,249

Total current assets	197,431	12,005	—	—	209,436
Fixed assets, net	188,754	22,378	—	—	211,132
Debt issuance costs	6,086	—	—	—	6,086
Goodwill	—	40,928	—	—	40,928
Intercompany investments and advances	179,157	45,695	—	(224,852)	—
Other assets	5,990	—	—	—	5,990

	$577,418	$121,006	$—	$(224,852)	$473,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(2,361)	$54,584	$—	$—	$52,223
Intercompany payables	155,912	(159,626)	—	3,714	—
Accrued expenses	33,820	8,889	—	—	42,709
Accrued interest	6,580	—	—	—	6,580
Accrued salaries and employee benefits	32,520	423	—	—	32,943
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	4,552	—	—	—	4,552

Total current liabilities	233,023	(95,730)	—	3,714	141,007
Long-term debt, excluding current portion	192,500	—	—	—	192,500
Senior subordinated notes payable	200,000	—	—	—	200,000
Capital lease and other obligations, excluding current portion	2,105	—	—	—	2,105
Accrued store closing costs	1,467	—	—	—	1,467
Deferred tax liability	6,219	—	—	—	6,219
Deferred rent and other liabilities	16,180	519	—	—	16,699

Total liabilities	651,494	(95,211)	—	3,714	559,997
Preferred stock:
14% Series A senior redeemable preferred stock	130,038	—	—	—	130,038
12% Series B junior redeemable preferred stock	89,244	—	—	—	89,244
Stockholders' equity (deficit)	(293,358)	216,217	—	(228,566)	(305,707)

	$577,418	$121,006	$—	$(224,852)	$473,572

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the thirteen weeks ended May 4, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$320,754	$224,024	$—	$(195,566)	$349,212
Cost of sales and occupancy costs	230,369	187,774	—	(172,634)	245,509

Gross profit	90,385	36,250	—	(22,932)	103,703
Selling, general and administrative expenses	81,904	23,141	—	(22,932)	82,113
Management fees and termination costs	12,760	—	—	—	12,760
Stock based compensation and other costs	8,176	—	—	—	8,176

Operating income (loss)	(12,455)	13,109	—	—	654
Interest income	(157)	—	—	—	(157)
Interest expense	8,915	—	—	—	8,915

Earnings (loss) before income taxes and extraordinary item	(21,213)	13,109	—	—	(8,104)
Income taxes (benefit)	(881)	—	—	—	(881)

Earnings (loss) before extraordinary item	(20,332)	13,109	—	—	(7,223)
Extraordinary item—loss on early extinguishment of debt (net of income tax benefit of $1,332)	(2,004)	—	—	—	(2,004)

Earnings (loss) before equity in earnings of subsidiaries	(22,336)	13,109	—	—	(9,227)
Equity in earnings of subsidiaries	13,109	—	—	(13,109)	—

Net earnings (loss)	$(9,227)	$13,109	$—	$(13,109)	$(9,227)

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the thirteen weeks ended May 5, 2001
(unaudited, in thousands)

	PETCO Animal Supplies, Inc Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$278,511	$200,299	$—	$(174,316)	$304,494
Cost of sales and occupancy costs	202,997	168,359	—	(154,749)	216,607

Gross profit	75,514	31,940	—	(19,567)	87,887
Selling, general and administrative expenses	69,608	22,503	—	(19,567)	72,544
Management fees and termination costs	780	—	—	—	780
Stock based compensation and other costs	2,780	—	—	—	2,780

Operating income	2,346	9,437	—	—	11,783
Interest income	(173)	—	—	—	(173)
Interest expense	11,352	—	—	—	11,352

Earnings (loss) before equity in loss of unconsolidated affiliate, income taxes	(8,833)	9,437	—	—	604
Equity in loss of unconsolidated affiliate	—	—	(801)	—	(801)

Earnings (loss) before income taxes	(8,833)	9,437	(801)	—	(197)
Income taxes	239	—	—	—	239

Earnings (loss) before equity in earnings of subsidiaries	(9,072)	9,437	(801)	—	(436)
Equity in earnings of subsidiaries	8,636	—	—	(8,636)	—

Net earnings (loss)	$(436)	$9,437	$(801)	$(8,636)	$(436)

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the thirteen weeks ended May 4, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net income (loss)	$(9,227)	$13,109	$—	$(13,109)	$(9,227)
Adjustments to reconcile net earnings to net cash provided by operating activities	6,830	(12,113)	—	13,109	7,826

Net cash provided by (used in) operating activities	(2,397)	996	—	—	(1,401)

Cash flows used in investing activities:
Additions to fixed assets	(10,997)	(1,038)	—	—	(12,035)

Net cash used in investing activities	(10,997)	(1,038)	—	—	(12,035)

Cash flows provided by financing activities:
Repayment of long term debt agreements	(30,500)	—	—	—	(30,500)
Debt issuance costs	(446)	—	—	—	(446)
Repayment of capital lease and other obligations	(1,461)	—	—	—	(1,461)
Net proceeds from the issuance of common stock	272,772	—	—	—	272,772
Redemption of Series A senior redeemable preferred stock	(142,231)	—	—	—	(142,231)
Redemption of Series B junior redeemable preferred stock	(97,538)	—	—	—	(97,538)

Net cash provided by financing activities	596	—	—	—	596

Net decrease in cash and cash equivalents	(12,798)	(42)	—	—	(12,840)
Cash and cash equivalents at the beginning of the period	36,000	215	—	—	36,215

Cash and cash equivalents at the end of the period	$23,202	$173	$—	$—	$23,375

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the thirteen weeks ended May 5, 2001
(unaudited, in thousands)

	PETCO Animal Supplies, Inc Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net income (loss)	$(436)	$9,437	$(801)	$(8,636)	$(436)
Adjustments to reconcile net earnings to net cash provided by operating activities	5,236	(9,659)	4,439	8,636	8,652

Net cash provided by (used in) operating activities	4,800	(222)	3,638	—	8,216

Cash flows used in investing activities:
Additions to fixed assets	(11,875)	(477)	—	—	(12,352)
Investment in affiliate	—	—	(3,638)	—	(3,638)

Net cash used in investing activities	(11,875)	(477)	(3,638)	—	(15,990)

Cash flows provided by financing activities:
Borrowings under long-term debt agreements	12,600	—	—	—	12,600
Repayment of long term debt agreements	(13,600)	—	—	—	(13,600)
Repayment of capital lease and other obligations	(1,568)	—	—	—	(1,568)
Net proceeds from the issuance of common stock	11	—	—	—	11

Net cash used in financing activities	(2,557)	—	—	—	(2,557)

Net decrease in cash and cash equivalents	(9,632)	(699)	—	—	(10,331)
Cash and cash equivalents at the beginning of the period	17,104	940	—	—	18,044

Cash and cash equivalents at the end of the period	$7,472	$241	$—	$—	$7,713

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        PETCO is a leading specialty retailer of premium pet food and supplies. At May 4, 2002, we operated 571 stores in 42 states and the District of Columbia. We plan to follow a strategy of opening new superstores averaging approximately 15,000 square feet in new and existing markets, expanding or relocating certain existing stores and closing under-performing stores. As a result of our store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store pre-opening expenses and lower anticipated sales volumes of newer stores.

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

        On February 27, 2002 we completed an initial public offering of our common stock. We received net proceeds of approximately $272.2 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters' over-allotment option. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.4 million of the net proceeds of our initial public offering plus approximately $2.1 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest. In connection with the initial public offering, we effected a 2-for-1 stock split of our common stock. All references to number of shares outstanding, price per share and per share amounts have been retroactively restated to reflect the stock split for all periods presented.

Results of Operations

First Quarter 2002 Compared with First Quarter 2001

        Net sales increased 14.7% to $349.2 million for the thirteen weeks ended May 4, 2002 from $304.5 million for the thirteen weeks ended May 5, 2001. The increase in net sales resulted primarily from the comparable store net sales increase of 9.3% and the addition of 54 superstores, partially offset by the closing of 21 stores, of which 15 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $28.2 million, or 63.1%, of the net sales increase. The net increase in our store base accounted for approximately $16.5 million, or 36.9%, of the net sales increase.

        Gross profit, defined as net sales less cost of sales including store occupancy costs, increased $15.8 million, or 18.0%, to $103.7 million from $87.9 million in the prior year quarter. Gross profit as a percentage of net sales increased to 29.7% for the quarter from 28.9% in the prior year quarter. The gross profit percentage improvement was largely due to an 80 basis point improvement from the combination of the continuing change in mix from lower-margin premium pet food sales to higher margin categories, such as companion animals, toys and supplies, and improvement in the margin on pet food sales. A 20 basis point improvement from the leveraging of occupancy costs for the quarter was offset by non-cash stock-based compensation expense on the deemed fair value of our common stock as a result of our initial public offering.

        Selling, general and administrative expenses increased to $82.1 million in the first quarter of 2002 from $72.5 million in the prior year quarter. As a percentage of net sales, these expenses decreased by 30 basis points to 23.5% in the quarter from 23.8% in the prior year quarter. The elimination of goodwill amortization as a result of the adoption of the Statement of Accounting Standards No. 142 (discussed in note 2 to the financial statements) produced a 40 basis point decrease in selling, general and administrative expenses. Increased pre-opening costs from 11 more planned stores in the first half of 2002 than were opened in the prior year first half, investments in business plan initiatives, such as training, together with increased insurance, medical, dental and legal costs more than offset the leverage gained in store operating costs.

        Management fees and termination costs were $12.8 million for the first quarter of 2002, compared to management fees of $0.8 million in the prior year quarter. We paid $12.5 million in termination costs in February 2002 to terminate the management services agreement that was entered in conjunction with our leveraged recapitalization.

        Non-Cash stock based compensation increased to $8.2 million for the first quarter of 2002 from $2.8 million in the prior year quarter. These expenses were based on the deemed fair value of our common stock as a result of our initial public offering.

        Operating income in the first quarter of 2002 decreased to $0.6 million, or 0.2% of net sales, from $11.8 million, or 3.9% of net sales, in the prior year quarter. Excluding the management fees and termination costs and stock based compensation and other costs of $22.5 million in the quarter and $4.2 million in the prior year quarter, we would have reported operating income of $23.1 million in the first quarter of 2002, an increase of $7.1 million or 44.4% over the prior year quarter of $16.0 million.

        Net interest expense was $8.7 million for the first quarter of 2002, compared with $11.2 million in the prior year quarter. Lower debt levels and decreased interest rates, as a result of the refinancing of our senior subordinated notes and the amendment and restatement of our senior credit facility, both in October 2001, and the repurchase of $30 million of senior subordinated notes in the first quarter of 2002, contributed to the reduction in interest expense.

        We recognized $0.8 million of equity in loss of unconsolidated affiliate in the prior year quarter from our former limited partner interest in a limited partnership which operates retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement.

        Income tax benefit for the first quarter of 2002 was $0.9 million, compared with income taxes of $0.2 million in the prior year quarter. Our effective tax rate for the quarter, before transactions related to our initial public offering and the use of proceeds thereof, was 39.0%. In the prior year quarter, we did not recognize any tax benefit for our equity in loss of unconsolidated affiliate. Our effective tax rate, before equity in loss of unconsolidated affiliate, was 39.6%.

        Prior to the redemption in the first quarter of 2002 of all previously outstanding preferred stock in connection with our initial public offering, the holders of our series A preferred stock and our series B preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. We were not required to pay these dividends in cash and the unpaid dividends compounded quarterly. The dividends earned were added to the principal balance of the preferred stock, with a corresponding deduction in net income available to common stockholders. In connection with the redemption of the previously outstanding preferred stock, we paid a premium of $13.6 million in the first quarter of 2002.

        Net loss available to common stockholders increased to $29.7 million, or $0.57 per diluted share, for the first quarter of 2002, compared to a net loss of $7.2 million, or $0.19 per diluted share, for the prior year quarter. We completed an initial public offering in the first quarter of fiscal 2002 and our results include the following items: $12.8 million in management fees and termination costs related to the termination in February 2002 of a management services agreement; $8.4 million in stock-based compensation expense and other primarily financing and legal costs of $1.2 million related to our initial public offering; an extraordinary loss, net of related tax benefit, of $2.0 million related to the early repurchase of senior subordinated notes with proceeds of the offering; and, an increase in the carrying amount and premium on redemption of previously outstanding preferred stock of $20.5 million. The first quarter of fiscal 2001 included the following: a $3.4 million stock-based compensation expense related to our initial public offering; management fees of $0.8 million; equity in loss of unconsolidated affiliate of $0.8 million; and, an increase in the carrying amount of previously outstanding preferred stock of $6.7 million.

        Excluding the previously mentioned items and related tax effects, net earnings available to common stockholders for the first quarter of 2002 increased to $8.7 million, or $0.15 per diluted share, compared to $2.9 million, or $0.05 per diluted share, in the prior year quarter.

Liquidity and Capital Resources

        We have financed our operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At May 4, 2002, total assets were $468.8 million, $204.8 million of which were current assets. Net cash used in operating activities was $1.4 million for the thirteen weeks ended May 4, 2002, compared with $8.2 million provided by operations for the prior year quarter. Our sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity. We use operating cash principally to make interest payments on our debt and to purchase inventory. A portion of our inventory purchased is financed through vendor credit terms. We are highly leveraged following our leveraged recapitalization in October 2000, and we use cash generated from operating activities to service the increased debt levels.

        We use cash in investing activities to purchase fixed assets for new stores, to acquire stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We invested $3.6 million in the thirteen weeks ended May 5, 2001 in a limited partnership that operates retail pet food and supplies stores in Canada in which we formerly had a limited partnership interest. Total cash used in investing activities was $12.0 million for the thirteen weeks ended May 4, 2002 and $16.0 million for the prior year quarter.

        We also finance some of our purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during the thirteen weeks ended May 5, 2001 or May 4, 2002.

        On February 27, 2002 we completed an initial public offering of our common stock. We received net proceeds of approximately $272.2 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters' over-allotment option. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.4 million of the net proceeds of our initial public offering plus approximately $2.1 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face value plus accrued interest.

        Our primary long-term capital requirement is funding for the opening or acquisition of stores. Cash flows provided by financing activities were $0.6 million in the thirteen weeks ended May 4, 2002. Cash flows used in financing activities were $2.5 million in the thirteen weeks ended May 5, 2001. In the thirteen weeks ended May 4, 2002, net proceeds of $272.8 million were generated from sales of common stock. In the thirteen weeks ended May 4, 2002, we used $239.8 million to redeem our series A senior preferred stock and our series B junior preferred stock and approximately $32.4 million, plus approximately $2.1 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest. Remaining cash flows provided by financing activities were borrowings under long-term debt agreements, net of repayment of long-term debt agreements and other obligations. Cash flows from financing activities were used to fund our expansion program and working capital requirements.

        We have a senior credit facility with a syndicate of banks with a commitment of up to $270.0 million that expires between October 2, 2006 and October 2, 2008. The senior credit facility consists of a $75.0 million revolving credit facility and a $195.0 million term loan B facility. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest, at our option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time in the case of the revolving facility and a fixed margin of 3.5% in the case of the term loan B facility. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. We were in full compliance with all these covenants at May 4, 2002. At May 4, 2002, there were no borrowings on our revolving credit facility. We may from time to time seek to retire some or all of our 10.75% senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

        As of February 2, 2002, we had available net operating loss carryforwards of $43.6 million for federal income tax purposes, which begin expiring in 2012, and $27.9 million for state income tax purposes, which begin expiring in 2005.

        We anticipate that funds generated by operations and funds available under our credit facility will be sufficient to finance our continued operations and planned store openings at least through the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We have entered into a $75.0 million interest rate collar agreement, or hedge, to limit our exposure to the interest rate risk associated with our variable rate debt. Changes in the intrinsic value of the hedge are recorded as accumulated other comprehensive income (loss). Amounts received or paid under the hedge are recorded as reductions of or additions to interest expense. We had a cumulative deferred loss on our hedge of $1.1 million, net of deferred tax benefit of $0.7 million, at May 4, 2002.

        Of the total $194.0 million in debt under our senior credit facility as of May 4, 2002, after giving effect to the hedge, $119.0 million was subject to variable interest rate fluctuations. Based on this debt level, and taking into account the hedge, a hypothetical 10% increase in LIBOR from the applicable rate at May 4, 2002 would increase net interest expense by approximately $0.06 million on a quarterly basis, and likewise would decrease both earnings and cash flows for that quarterly period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

        We did not have any material foreign exchange or other significant market risk at May 4, 2002.

Part II.    Other Information

Item 1.    Legal Proceedings

        In July 2001, two former employees instituted an action against us in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class consisting of all current and former employees who worked as salaried managers or assistant managers in our stores in the state of California at any time between July 30, 1997 and the present. The complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. We have answered the complaint and discovery has commenced. We intend to vigorously defend the action, including contesting the certification of the action as a class action. If successful, this litigation could have a material adverse effect on our financial condition, and any required change in our labor practices could have a negative impact on our results of operations.

        From time to time we are involved in routine litigation and proceedings in the ordinary course of our business. We are not currently involved in any other pending litigation matters that we believe would have a material adverse effect on us.

Item 2.    Changes in Securities and Use of Proceeds

        On February 21, 2002, we amended our restated certificate of incorporation to allow us to redeem our preferred stock following our initial public offering, to effect a 2-for-1 stock split and to increase the authorized number of shares of common stock and preferred stock to 75 million and 0.5 million, respectively. On February 27, 2002, we amended and restated our certificate of incorporation to further increase the authorized number of shares of common stock and preferred stock to 250 million and 5 million, respectively, and to provide for certain public company provisions. We also amended and restated our bylaws as of February 21, 2002 to include various public company provisions.

        During the first quarter of 2002, prior to the filing of our Form S-8 with the Securities and Exchange Commission on March 11, 2002, we granted options to purchase 0.6 million shares of our common stock and issued an aggregate of 0.5 million shares of our common stock through the exercise of options at a weighted average exercise price of $1.07 per share. The issuance of these securities was exempt from registration under Rule 701 and Section 4(2) of the Securities Act of 1933, as amended. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, except as may be permitted under the Securities Act, and appropriate legends were affixed to any share certificates issued in these transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with the issuance or exercise of these options.

Item 4.    Submission of Matters to a Vote of Security Holders

        A written consent of the stockholders was approved effective February 19, 2002. Of the 39,155,228 common shares outstanding, 31,135,142 shares were voted in favor of the consent with 8,020,086 shares not voted. The matters consented to include: amendments to our restated certificate of incorporation to allow us to redeem our preferred stock following the initial public offering, effect a 2-for-1 stock split, increase the authorized number of shares of common stock and preferred stock and provide for certain public company provisions; an amendment and restatement of our bylaws to include various public company provisions; the establishment of a staggered board; the adoption of a form of indemnification agreement for our executive officers and directors; the adoption of the 2002 incentive award plan for employees and directors; and, other matters related to our initial public offering.

        Our annual meeting of stockholders was held on February 20, 2002 for the purpose of voting on the nominated directors. The following directors were elected and were all the directors of PETCO following the annual meeting: Brian K. Devine, James M. Myers, John M. Baumer, Jonathan Coslet, John G. Danhakl, Julian C. Day and William S. Price. Of the 39,155,228 common shares outstanding, 32,985,440 shares were voted in favor of all of the nominated directors with 6,169,788 shares not voted.

Item 5.    Other Information

Certain Cautionary Statements

        Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. We generally identify forward-looking statements in this Quarterly Report using words such as "believe," "intend," "target," "expect," "estimate," "may," "should," "plan," "project," "contemplate," "anticipate," "predict" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors, such as performance of new superstores, ability to execute expansion strategy and sustain growth, debt levels, reliance on vendors and exclusive distribution arrangements, competition, integration of operations as a result of acquisitions and dependence on senior management, are discussed from time to time in the reports we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K, as amended, for the fiscal year ended February 2, 2002.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.26	Distribution Center Lease, dated as of May 30, 2002, by and between PETCO and SOUTH MIDDLESEX DEVELOPMENT COMPANY, LLC for 24 Englehard drive, Monroe, New Jersey.
  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the fiscal quarter ended May 4, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.
By:	/s/ JAMES M. MYERS James M. Myers Executive Vice President and Chief Financial Officer

Date: June 11, 2002

QuickLinks

PETCO ANIMAL SUPPLIES, INC. FORM 10-Q For the Quarter Ended May 4, 2002 INDEX
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET May 4, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET February 2, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended May 4, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended May 5, 2001 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the thirteen weeks ended May 4, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the thirteen weeks ended May 5, 2001 (unaudited, in thousands)
Signatures