Form 10-Q
period 2002-08-03
PETCO ANIMAL SUPPLIES INC
filed 2002-09-05
CIK 888455

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-23574

PETCO ANIMAL SUPPLIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0479906 (I.R.S. Employer Identification No.)
9125 Rehco Road, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

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

Title	Date	Outstanding
Common Stock, $0.001 Par Value	September 3, 2002	57,329,673

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q
For the Quarter Ended August 3, 2002

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 2, 2002	August 3, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,215	$43,746
Receivables	9,694	9,548
Inventories	128,991	127,931
Deferred tax assets	26,287	22,153
Other	8,249	18,859

Total current assets	209,436	222,237
Fixed assets, net	211,132	214,555
Debt issuance costs	6,086	5,670
Goodwill	40,928	40,644
Other assets	5,990	6,566

	$473,572	$489,672

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$52,223	$42,917
Accrued expenses	42,709	58,725
Accrued interest	6,580	5,529
Accrued salaries and employee benefits	32,943	33,561
Current portion of long-term debt	2,000	2,000
Current portion of capital lease and other obligations	4,552	1,711

Total current liabilities	141,007	144,443
Long-term debt, excluding current portion	192,500	191,500
Senior subordinated notes payable	200,000	170,000
Capital lease and other obligations, excluding current portion	2,105	2,047
Accrued store closing costs	1,467	2,222
Deferred tax liability	6,219	6,219
Deferred rent and other liabilities	16,699	17,463

Total liabilities	559,997	533,894

Preferred stock:
$.01 par value, 5,000 shares authorized, no shares were issued and outstanding at August 3, 2002
14% Series A senior redeemable preferred stock	130,038	—
12% Series B junior redeemable preferred stock	89,244	—
Stockholders' deficit:
Common stock, $.001 par value, 250,000 shares authorized and 39,117 and 57,311 shares issued and outstanding at February 2, 2002 and August 3, 2002, respectively	39	57
Additional paid-in capital	(187,380)	64,291
Deferred compensation	(8,439)	—
Accumulated deficit	(108,460)	(107,757)
Accumulated comprehensive loss	(1,467)	(813)

Total stockholders' deficit	(305,707)	(44,222)

	$473,572	$489,672

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002
Net sales	$309,902	$354,469	$614,396	$703,681
Cost of sales and occupancy costs	219,830	246,049	436,437	491,558

Gross profit	90,072	108,420	177,959	212,123
Selling, general and administrative expenses	73,277	83,767	145,821	165,880
Management fees and termination costs	780	—	1,560	12,760
Stock-based compensation and other costs	4,804	—	7,584	8,176
Merger and non-recurring costs	445	—	445	—

Operating income	10,766	24,653	22,549	25,307
Interest income	(140)	(152)	(313)	(309)
Interest expense	10,667	8,527	22,019	17,442

Earnings before equity in loss of unconsolidated affiliate, income taxes and extraordinary item	239	16,278	843	8,174
Equity in loss of unconsolidated affiliate	(839)	—	(1,640)	—

Earnings (loss) before income taxes and extraordinary item	(600)	16,278	(797)	8,174
Income taxes	94	6,348	333	5,467

Earnings (loss) before extraordinary item	(694)	9,930	(1,130)	2,707
Extraordinary item-loss on early extinguishment of debt (net of income tax benefit of $1,332)	—	—	—	(2,004)

Net earnings (loss)	(694)	9,930	(1,130)	703
Increase in carrying amount of redeemable preferred stock	(6,785)	—	(13,532)	(20,487)

Net earnings (loss) available to common stockholders	$(7,479)	$9,930	$(14,662)	$(19,784)

Basic and diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item	$(0.19)	$0.17	$(0.38)	$(0.32)
Extraordinary loss on early extinguishment of debt	—	—	—	(0.04)

Earnings (loss) per common share	$(0.19)	$0.17	$(0.38)	$(0.36)

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Twenty-six weeks ended
	August 4, 2001	August 3, 2002
Cash flows from operating activities:
Net earnings (loss)	$(1,130)	$703
Depreciation and amortization	25,873	25,190
Provision for deferred taxes	(1,021)	3,562
Equity in loss of unconsolidated affiliate	1,640	—
Stock-based compensation	9,171	8,439
Non-cash write-off of debt issuance costs	—	186
Changes in assets and liabilities:
Receivables	(3,993)	146
Inventories	5,859	1,060
Other assets	(11,350)	(10,230)
Accounts payable	(1,094)	(9,306)
Accrued expenses	8,632	16,543
Accrued interest	(2,828)	(1,051)
Accrued salaries and employee benefits	1,271	618
Accrued store closing costs	(1,528)	882
Deferred rent and other liabilities	(54)	69

Net cash provided by operating activities	29,448	36,811

Cash flows from investing activities:
Additions to fixed assets	(23,497)	(27,945)
Investment in affiliate	(6,405)	—

Net cash used in investing activities	(29,902)	(27,945)

Cash flows from financing activities:
Borrowings under long-term debt agreements	15,650	—
Repayment of long-term debt agreements	(17,650)	(31,000)
Debt issuance costs	—	(446)
Repayment of capital lease and other obligations	(3,210)	(2,899)
Net proceeds from the issuance of common stock	16	272,779
Redemption of Series A senior redeemable preferred stock	—	(142,231)
Redemption of Series B junior redeemable preferred stock	—	(97,538)

Net cash used in financing activities	(5,194)	(1,335)

Net increase (decrease) in cash and cash equivalents	(5,648)	7,531
Cash and cash equivalents at beginning of year	18,044	36,215

Cash and cash equivalents at end of period	$12,396	$43,746

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1—General

        In the opinion of management of PETCO Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of August 3, 2002 and for the thirteen week and twenty-six week periods ended August 4, 2001 and August 3, 2002. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended August 4, 2001 and August 3, 2002 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2002 refer to the fiscal year beginning on February 3, 2002, and ending on February 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 2001 included in the Company's Annual Report on Form 10-K and Form 10-K/A (File No. 0-23574) filed with the Securities and Exchange Commission on April 23, 2002 and April 30, 2002, respectively.

Note 2—New Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement's effective date. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has completed its assessment and recorded $0.3 million of transitional goodwill impairment in the thirteen weeks ended August 3, 2002. The impact of this change in accounting principal is not material to the consolidated financial statements and, accordingly, the effect of this change is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Non-compete agreements, which comprise all of the Company's intangible assets with defined lives, had a carrying value of $0.5 million and $0.4 million and accumulated amortization of $1.5 million and $1.6 million at February 2, 2002 and August 3, 2002, respectively. Amortization of non-compete agreements was $0.1 million for each of the thirteen weeks ended August 4, 2001 and August 3, 2002 and $0.2 million and $0.1 million for the twenty-six weeks ended August 4, 2001 and August 3, 2002, respectively.

        The effect of adoption of SFAS No. 142 on the reported net earnings (loss) for the periods presented is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002
Net earnings (loss) available to common stockholders as reported	$(7,479)	$9,930	$(14,662)	$(19,784)
Add back goodwill impairment	—	284	—	284
Add back amortization of goodwill	761	—	1,538	—

Net earnings (loss) available to common stockholders as adjusted	$(6,718)	$10,214	$(13,124)	$(19,500)

Basic and diluted net earnings (loss) per common share
Net earnings (loss) as reported	$(0.19)	$0.17	$(0.38)	$(0.36)
Add back goodwill impairment	—	0.01	—	—
Add back amortization of goodwill	0.02	—	0.04	—

Net earnings (loss) as adjusted	$(0.17)	$0.18	$(0.34)	$(0.36)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Before extraordinary item	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002
Net earnings (loss) available to common stockholders as reported	$(7,479)	$9,930	$(14,662)	$(17,780)
Add back goodwill impairment	—	284	—	284
Add back amortization of goodwill	761	—	1,538	—

Net earnings (loss) available to common stockholders as adjusted	$(6,718)	$10,214	$(13,124)	$(17,496)

Basic and diluted net earnings (loss) per common share
Net earnings (loss) as reported	$(0.19)	$0.17	$(0.38)	$(0.32)
Add back goodwill impairment	—	0.01	—	—
Add back amortization of goodwill	0.02	—	0.04	—

Net earnings (loss) as adjusted	$(0.17)	$0.18	$(0.34)	$(0.32)

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 143.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation of SFAS No. 145 to have a significant effect on its results of operation or consolidated financial condition.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and SFAS No. 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 146.

Note 3—Net Earnings Per Share

        Basic net earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants.

        Net earnings (loss) and the weighted average number of common shares used to compute net earnings (loss) per share, basic and diluted, are presented below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002
Net earnings (loss) available to common stockholders	$(7,479)	$9,930	$(14,662)	$(19,784)
Common shares, basic	38,356	57,300	38,293	54,834
Dilutive effect of stock options	—	707	—	—
Dilutive effect of stock warrants	—	—	—	—

Common shares, diluted	38,356	58,007	38,293	54,834

        Options and warrants to purchase common shares that were outstanding at August 4, 2001 and August 3, 2002, but were not included in the computation of diluted net earnings (loss) per share because of their anti-dilutive impact on earnings (loss) per common share, were 1,387 and 1,345, respectively.

Note 4—Related Party Transactions

        In October 2000, the Company entered into a management services agreement with two entities who were sponsors of the Company's merger and recapitalization transaction. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $0.8 million in the thirteen weeks ended August 4, 2001, and $1.6 million and $0.3 million in the twenty-six weeks ended August 4, 2001 and August 3, 2002, respectively, to these two related parties. Shortly after its initial public offering, the Company terminated the management services agreement and paid an aggregate amount of $12.5 million as a one-time termination fee.

        The Company issued senior subordinated notes to related parties in October 2000 and redeemed them in October 2001. Interest expense incurred on the senior subordinated notes, primarily paid to related parties, including amortization of the discount, was $4.2 million and $8.4 million in the thirteen weeks and twenty-six weeks ended August 4, 2001, respectively.

        In February 2002, the Company redeemed, for approximately $239.8 million, all of the then outstanding series A and series B preferred stock, primarily from related parties.

Note 5—Initial Public Offering

        On February 27, 2002, the Company completed an initial public offering of 14,500,000 shares of common stock for net proceeds of approximately $254.5 million, after deducting the underwriting discount and estimated offering expenses. On March 14, 2002, the Company received additional net proceeds of approximately $17.7 million from the sale of 1,000,000 additional shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The Company used approximately $239.8 million of the net proceeds of its initial public offering to redeem in full all of the Company's then outstanding shares of series A and series B preferred stock. In connection with the initial public offering the Company also amended and restated its stockholders agreement and its securityholders agreement, terminated its management services agreement and used approximately $32.4 million of the net proceeds of the initial public offering, plus approximately $2.1 million in cash on-hand, to repurchase $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes due 2011 at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date.

        Concurrent with the initial public offering, warrants to purchase 2,132,000 shares of common stock were exercised, all outstanding options prior to the initial public offering became fully vested and the Company issued options to purchase 573,000 shares of common stock.

        In connection with the initial public offering, the Company also effected a 2-for-1 stock split of its common stock. All references in the consolidated financial statements to the number of shares outstanding, price per share and per share amounts have been retroactively restated to reflect the stock split for all periods presented.

Note 6—Contingencies

        In July 2001, two former employees instituted an action against the Company in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class consisting of all current and former employees who worked as salaried managers or assistant managers in the Company's stores in the state of California at any time between July 30, 1997 and the present. The complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring the Company to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. The Company has answered the complaint and discovery is nearing completion. The Company is vigorously defending the action, including contesting the certification of the action as a class action. If successful, this litigation could have a material adverse effect on the Company's financial condition, and any required change in the Company's labor practices could have a negative impact on its results of operations.

        From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters that the Company believes would have a material adverse effect on the Company.

Note 7—Supplemental Guarantor Condensed Consolidating Financial Statements

        The Company issued $200 million in principal amount of its 10.75% senior subordinated notes due 2011 under which certain of its subsidiaries (the guarantor subsidiaries) serve as guarantors on a full and unconditional basis. Certain other subsidiaries (the non-guarantor subsidiaries) will not guarantee such debt.

        The following tables present the unaudited condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of August 3, 2002 and February 2, 2002 and the related unaudited condensed consolidating statements of operations for the thirteen weeks and twenty-six weeks ended August 3, 2002 and August 4, 2001, and unaudited condensed consolidating statements of cash flows for the twenty-six weeks ended August 3, 2002 and August 4, 2001.

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET
August 3, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$43,138	$608	$—	$—	$43,746
Receivables	1,858	7,690	—	—	9,548
Inventories	124,122	3,809	—	—	127,931
Deferred tax assets	22,153	—	—	—	22,153
Other	18,980	(121)	—	—	18,859

Total current assets	210,251	11,986	—	—	222,237
Fixed assets, net	189,533	25,022	—	—	214,555
Debt issuance costs	5,670	—	—	—	5,670
Goodwill	—	40,644	—	—	40,644
Intercompany investments and advances	179,177	51,304	—	(230,481)	—
Other assets	6,573	(7)	—	—	6,566

	$591,204	$128,949	$—	$(230,481)	$489,672

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(4,875)	$47,792	$—	$—	$42,917
Intercompany payables	168,782	(168,782)	—	—	—
Accrued expenses	51,504	7,221	—	—	58,725
Accrued interest	5,529	—	—	—	5,529
Accrued salaries and employee benefits	33,211	350	—	—	33,561
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	1,711	—	—	—	1,711

Total current liabilities	257,862	(113,419)	—	—	144,443
Long-term debt, excluding current portion	191,500	—	—	—	191,500
Senior subordinated notes payable	170,000	—	—	—	170,000
Capital lease and other obligations,
excluding current portion	2,047	—	—	—	2,047
Accrued store closing costs	2,222	—	—	—	2,222
Deferred tax liability	6,219	—	—	—	6,219
Deferred rent and other liabilities	16,885	578	—	—	17,463

Total liabilities	646,735	(112,841)	—	—	533,894
Stockholders' equity (deficit)	(55,531)	241,790	—	(230,481)	(44,222)

	$591,204	$128,949	$—	$(230,481)	$489,672

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

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the thirteen weeks ended August 3, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$324,919	$236,009	$—	$(206,459)	$354,469
Cost of sales and occupancy costs	229,830	200,245	—	(184,026)	246,049

Gross profit	95,089	35,764	—	(22,433)	108,420
Selling, general and administrative expenses	83,794	22,406	—	(22,433)	83,767

Operating income	11,295	13,358	—	—	24,653
Interest income	(152)	—	—	—	(152)
Interest expense	8,527	—	—	—	8,527

Earnings before income taxes	2,920	13,358	—	—	16,278
Income taxes	6,348	—	—	—	6,348

Earnings (loss) before equity in earnings of subsidiaries	(3,428)	13,358	—	—	9,930
Equity in earnings of subsidiaries	13,358	—	—	(13,358)	—

Net earnings	$9,930	$13,358	$—	$(13,358)	$9,930

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the twenty-six weeks ended August 3, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$645,672	$460,034	$—	$(402,025)	$703,681
Cost of sales and occupancy costs	460,199	388,020	—	(356,661)	491,558

Gross profit	185,473	72,014	—	(45,364)	212,123
Selling, general and administrative expenses	165,698	45,546	—	(45,364)	165,880
Management fees and termination costs	12,760	—	—	—	12,760
Stock-based compensation and other costs	8,176	—	—	—	8,176

Operating income (loss)	(1,161)	26,468	—	—	25,307
Interest income	(309)	—	—	—	(309)
Interest expense	17,442	—	—	—	17,442

Earnings (loss) before income taxes and extraordinary item	(18,294)	26,468	—	—	8,174
Income taxes	5,467	—	—	—	5,467

Earnings (loss) before extraordinary item	(23,761)	26,468	—	—	2,707
Extraordinary item—loss on early extinguishment of debt (net of income tax benefit of $1,332)	(2,004)	—	—	—	(2,004)

Earnings (loss) before equity in earnings of subsidiaries	(25,765)	26,468	—	—	703
Equity in earnings of subsidiaries	26,468	—	—	(26,468)	—

Net earnings	$703	$26,468	$—	$(26,468)	$703

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the thirteen weeks ended August 4, 2001
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$283,761	$206,604	$—	$(180,463)	$309,902
Cost of sales and occupancy costs	206,165	174,573	—	(160,908)	219,830

Gross profit	77,596	32,031	—	(19,555)	90,072
Selling, general and administrative expenses	70,397	22,339	96	(19,555)	73,277
Management fees and termination costs	780	—	—	—	780
Stock-based compensation and other costs	4,804	—	—	—	4,804
Merger and non-recurring costs	445	—	—	—	445

Operating income (loss)	1,170	9,692	(96)	—	10,766
Interest income	(140)	—	—	—	(140)
Interest expense	10,667	—	—	—	10,667

Earnings (loss) before equity in loss of unconsolidated affiliate, income taxes	(9,357)	9,692	(96)	—	239
Equity in loss of unconsolidated affiliate	—	—	(839)	—	(839)

Earnings (loss) before income taxes	(9,357)	9,692	(935)	—	(600)
Income taxes	94	—	—	—	94

Earnings (loss) before equity in earnings of subsidiaries	(9,451)	9,692	(935)	—	(694)
Equity in earnings of subsidiaries	8,757	—	—	(8,757)	—

Net earnings (loss)	$(694)	$9,692	$(935)	$(8,757)	$(694)

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the twenty-six weeks ended August 4, 2001
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$562,272	$406,903	$—	$(354,779)	$614,396
Cost of sales and occupancy costs	409,162	342,932	—	(315,657)	436,437

Gross profit	153,110	63,971	—	(39,122)	177,959
Selling, general and administrative expenses	140,005	44,842	96	(39,122)	145,821
Management fees and termination costs	1,560	—	—	—	1,560
Stock-based compensation and other costs	7,584	—	—	—	7,584
Merger and non-recurring costs	445	—	—	—	445

Operating income (loss)	3,516	19,129	(96)	—	22,549
Interest income	(313)	—	—	—	(313)
Interest expense	22,019	—	—	—	22,019

Earnings (loss) before equity in loss of unconsolidated affiliate, income taxes	(18,190)	19,129	(96)	—	843
Equity in loss of unconsolidated affiliate	—	—	(1,640)	—	(1,640)

Earnings (loss) before income taxes	(18,190)	19,129	(1,736)	—	(797)
Income taxes	333	—	—	—	333

Earnings (loss) before equity in earnings of subsidiaries	(18,523)	19,129	(1,736)	—	(1,130)
Equity in earnings of subsidiaries	17,393	—	—	(17,393)	—

Net earnings (loss)	$(1,130)	$19,129	$(1,736)	$(17,393)	$(1,130)

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the twenty-six weeks ended August 3, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$703	$26,467	$—	$(26,467)	$703
Adjustments to reconcile net earnings to net cash provided by operating activities	31,217	(21,576)	—	26,467	36,108

Net cash provided by operating activities	31,920	4,891	—	—	36,811

Cash flows from investing activities:
Additions to fixed assets	(23,447)	(4,498)	—	—	(27,945)

Net cash used in investing activities	(23,447)	(4,498)	—	—	(27,945)

Cash flows from financing activities:
Repayment of long term debt agreements	(31,000)	—	—	—	(31,000)
Debt issuance costs	(446)	—	—	—	(446)
Repayment of capital lease and other obligations	(2,899)	—	—	—	(2,899)
Net proceeds from the issuance of common stock	272,779	—	—	—	272,779
Redemption of Series A senior redeemable preferred stock	(142,231)	—	—	—	(142,231)
Redemption of Series B junior redeemable preferred stock	(97,538)	—	—	—	(97,538)

Net cash used in financing activities	(1,335)	—	—	—	(1,335)

Net increase in cash and cash equivalents	7,138	393	—	—	7,531
Cash and cash equivalents at the beginning of the period	36,000	215	—	—	36,215

Cash and cash equivalents at the end of the period	$43,138	$608	$—	$—	$43,746

PETCO ANIMAL SUPPLIES, INC.
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the twenty-six weeks ended August 4, 2001
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings (loss)	$(1,130)	$19,129	$(1,736)	$(17,393)	$(1,130)
Adjustments to reconcile net earnings to net cash provided by operating activities	22,895	(17,851)	8,141	17,393	30,578

Net cash provided by operating activities	21,765	1,278	6,405	—	29,448

Cash flows from investing activities:
Additions to fixed assets	(21,623)	(1,874)	—	—	(23,497)
Investment in affiliate	—	—	(6,405)	—	(6,405)

Net cash used in investing activities	(21,623)	(1,874)	(6,405)	—	(29,902)

Cash flows from financing activities:
Borrowings under long-term debt agreements	15,650	—	—	—	15,650
Repayment of long term debt agreements	(17,650)	—	—	—	(17,650)
Repayment of capital lease and other obligations	(3,210)	—	—	—	(3,210)
Net proceeds from the issuance of common stock	16	—	—	—	16

Net cash used in financing activities	(5,194)	—	—	—	(5,194)

Net decrease in cash and cash equivalents	(5,052)	(596)	—	—	(5,648)
Cash and cash equivalents at the beginning of the period	17,104	940	—	—	18,044

Cash and cash equivalents at the end of the period	$12,052	$344	$—	$—	$12,396

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        PETCO is a leading specialty retailer of premium pet food, supplies and services. At August 3, 2002, we operated 585 stores in 42 states and the District of Columbia. We plan to follow a strategy of opening new superstores in new and existing markets, expanding or relocating certain existing stores and closing under-performing stores. As a result of our store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store pre-opening expenses and lower anticipated sales volumes of newer stores.

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

        On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.2 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters' over-allotment option. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.4 million of the net proceeds of our initial public offering plus approximately $2.1 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest. In connection with the initial public offering, we effected a 2-for-1 stock split of our common stock. All references to number of shares outstanding, price per share and per share amounts have been retroactively restated to reflect the stock split for all periods presented.

Results of Operations
Second Quarter 2002 Compared with Second Quarter 2001

        Net sales increased 14.4% to $354.5 million for the thirteen weeks ended August 3, 2002 from $309.9 million for the thirteen weeks ended August 4, 2001. The increase in net sales resulted primarily from the comparable store net sales increase of 8.5% and the addition of 61 superstores, partially offset by the closing of 24 stores, of which 18 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $26.3 million, or 59.0%, of the net sales increase. The net increase in our store base accounted for approximately $18.3 million, or 41.0%, of the net sales increase.

        Gross profit, defined as net sales less cost of sales including store occupancy costs, increased $18.3 million, or 20.3%, to $108.4 million from $90.1 million in the prior year quarter. The prior year quarter included $1.0 million in non-cash stock-based compensation expense on the deemed fair value of our common stock as a result of our initial public offering. Gross profit, excluding the non-cash stock-based compensation expense, as a percentage of net sales increased to 30.6% for the second quarter of 2002 from 29.4% in the prior year quarter. More than half of the increase was driven by the combination of the continuing change in mix from lower-margin premium pet food sales to higher margin categories, such as companion animals, toys and supplies, and improved margins on premium pet food due to shifts within the mix of pet food to higher margin segments. The remaining gross margin improvement resulted from the leverage of occupancy, and additional efficiencies in distribution logistics and freight costs for the quarter.

        Selling, general and administrative expenses increased to $83.8 million in the second quarter of 2002 from $73.3 million in the prior year quarter. As a percentage of net sales, these expenses were comparable with the prior year at 23.6%. Increased pre-opening costs from opening 60 new stores in fiscal 2002 compared to 50 new stores in the prior year, increased fees to process debit and credit cards, and increased insurance, medical, dental, legal and travel costs offset the leverage of store operating costs produced in the period. The adoption of Statement of Financial Accounting Standards, or SFAS, No. 142 resulted in the recognition of $0.3 million of goodwill impairment in the second quarter of 2002, which offset some of the $1.3 million benefit from the elimination of goodwill amortization.

        Management fees in the prior year quarter were $0.8 million. We paid $12.5 million in termination costs in February 2002 to terminate the management services agreement that we entered into in conjunction with our leveraged recapitalization.

        Non-cash stock-based compensation in the prior year quarter was $4.8 million and was based on the deemed fair value of our common stock as a result of our initial public offering.

        Operating income in the second quarter of 2002 increased to $24.7 million, or 7.0% of net sales, from $10.8 million, or 3.5% of net sales, in the prior year quarter. Excluding the management fees, stock-based compensation and other costs totaling $7.0 million in the prior year quarter, we would have reported an increase of $6.9 million, or 38.8%, over the prior year quarter of $17.8 million.

        Net interest expense was $8.4 million for the second quarter of 2002, compared with $10.5 million in the prior year quarter. Lower debt levels and decreased interest rates, as a result of the refinancing of our senior subordinated notes and the amendment and restatement of our senior credit facility, both in October 2001, and the repurchase of $30 million of our senior subordinated notes in the first quarter of 2002, contributed to the reduction in interest expense.

        We recognized $0.8 million of equity in loss of unconsolidated affiliate in the prior year second quarter from our former limited partner interest in a limited partnership which operated retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method, as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement.

        Income taxes for the second quarter of 2002 were $6.3 million, compared with $0.1 million in the prior year quarter. Our effective tax rate for the quarter was 39.0%. In the prior year quarter, we did not recognize any tax benefit for our equity in loss of unconsolidated affiliate. Our effective tax rate, before equity in loss of unconsolidated affiliate, was 39.3%.

        Prior to the redemption in the first quarter of 2002 of all of our previously outstanding preferred stock in connection with our initial public offering, the holders of our series A preferred stock and our series B preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. We were not required to pay these dividends in cash, and the unpaid dividends compounded quarterly. The dividends earned were added to the principal balance of the preferred stock, with a corresponding reduction in net earnings available to common stockholders.

        Net earnings available to common stockholders increased to $9.9 million, or $0.17 per diluted share, for the second quarter of 2002, compared to a net loss of $7.5 million, or $0.19 per diluted share, for the prior year quarter. The second quarter of 2001 included the following: a $5.8 million stock-based compensation expense related to our initial public offering; management fees of $0.8 million; equity in loss of unconsolidated affiliate of $0.8 million; merger and non-recurring costs of $0.4 million; and, an increase in the carrying amount of previously outstanding preferred stock of $6.8 million. Excluding the previously mentioned items, the second quarter net earnings for the prior year would have been $4.5 million, or $0.08 per diluted share.

Twenty-six Weeks Ended August 3, 2002 Compared with Twenty-six Weeks Ended August 4, 2001

        Net sales increased 14.5% to $703.7 million for the twenty-six weeks ended August 3, 2002 from $614.4 million for the twenty-six weeks ended August 4, 2001. The increase in net sales resulted primarily from the comparable store net sales increase of 8.9% and the addition of 61 superstores, partially offset by the closing of 24 stores, of which 18 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $54.5 million, or 61.0%, of the net sales increase. The net increase in our store base accounted for approximately $34.8 million, or 39.0%, of the net sales increase.

        Gross profit increased $34.1 million, or 19.2%, to $212.1 million in the twenty-six weeks ended August 3, 2002 from $178.0 million in the prior year period. Gross profit included $1.5 million in non-cash stock-based compensation expense on the deemed fair value of our common stock as a result of our initial public offering for the twenty-six weeks ended August 3, 2002 compared to $1.6 million in the prior year period. Gross profit, excluding the non-cash stock-based compensation expense, as a percentage of net sales increased to 30.4% for the twenty-six weeks ended August 3, 2002 from 29.2% in the prior year period. The increase was driven by the combination of the continuing change in mix from lower-margin premium pet food sales to higher margin categories, such as companion animals, toys and supplies, and improved margins on premium pet food due to shifts within the mix of pet food to higher margin segments. The current year period also benefited from the leveraging of occupancy and efficiencies in distribution logistics and freight costs for the period.

        Selling, general and administrative expenses increased to $165.9 million in the twenty-six weeks ended August 3, 2002 from $145.8 million in the prior year period. As a percentage of net sales, these expenses decreased to 23.6% in the period from 23.7% in the prior year period. Increases in pre-opening costs from opening 60 new stores in fiscal 2002 compared to 50 new stores in the prior year, fees to process debit and credit cards, and insurance, medical, dental, legal and travel costs mostly offset the benefit from the elimination of goodwill amortization and the leverage of store operating costs. The adoption of SFAS No. 142 resulted in the recognition of goodwill impairment of $0.3 million in the second quarter of 2002, which offset some of the $2.5 million benefit from the elimination of goodwill amortization.

        Management fees and termination costs were $12.8 million for the twenty-six weeks ended August 3, 2002, compared to management fees of $1.6 million in the prior year period. We paid $12.5 million in termination costs in February 2002 to terminate the management services agreement that we entered into in conjunction with our leveraged recapitalization.

        Non-cash stock-based compensation increased to $8.2 million for the twenty-six weeks ended August 3, 2002 from $7.6 million in the prior year period. These expenses were based on the deemed fair value of our common stock as a result of our initial public offering.

        Operating income for the twenty-six weeks ended August 3, 2002 increased to $25.3 million, or 3.6% of net sales, from $22.5 million, or 3.7% of net sales, in the prior year period. Excluding the management fees and termination costs and stock-based compensation and other costs of $22.4 million for the twenty-six weeks ended August 3, 2002 and $11.2 million in the prior year period, we would have reported operating income of $47.7 million in the twenty-six weeks ended August 3, 2002, an increase of $14.0 million, or 41.5%, over the prior year period of $33.7 million.

        Net interest expense was $17.1 million for the twenty-six weeks ended August 3, 2002, compared with $21.7 million in the prior year period. Lower debt levels and decreased interest rates, as a result of the refinancing of our senior subordinated notes and the amendment and restatement of our senior credit facility, both in October 2001, and the repurchase of $30 million of our senior subordinated notes in the first quarter of 2002, contributed to the reduction in interest expense.

        We recognized $1.6 million of equity in loss of unconsolidated affiliate in the prior year twenty-six week period from our former limited partner interest in a limited partnership which operated retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method, as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement.

        Income taxes for the twenty-six weeks ended August 3, 2002 were $5.5 million, compared with $0.3 million in the prior year period. Our effective tax rate for the period, before transactions related to our initial public offering and the use of proceeds thereof, was 39.0%. In the prior year period, we did not recognize any tax benefit for our equity in loss of unconsolidated affiliate. Our effective tax rate, before equity in loss of unconsolidated affiliate, was 39.5%.

        Prior to the redemption in the first quarter of 2002 of all of our previously outstanding preferred stock in connection with our initial public offering, the holders of our series A preferred stock and our series B preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. We were not required to pay these dividends in cash, and the unpaid dividends compounded quarterly. The dividends earned were added to the principal balance of the preferred stock, with a corresponding reduction in net earnings available to common stockholders. In connection with the redemption of the previously outstanding preferred stock, we paid a premium of $13.6 million in the first quarter of 2002.

        Net loss available to common stockholders increased to $19.8 million, or $0.36 per diluted share, for the twenty-six weeks ended August 3, 2002, compared to a net loss of $14.7 million, or $0.38 per diluted share, for the prior year period. We completed an initial public offering in the first quarter of fiscal 2002 and our results include the following items: $12.8 million in management fees and termination costs related to the termination in February 2002 of a management services agreement; $8.4 million in stock-based compensation expense and other primarily financing and legal costs of $1.2 million related to our initial public offering; an extraordinary loss, net of related tax benefit, of $2.0 million related to the early repurchase of our senior subordinated notes with proceeds of the offering; and, an increase in the carrying amount and premium on redemption of previously outstanding preferred stock of $20.5 million. The prior year period included the following: stock-based compensation expense of $9.2 million related to our initial public offering; management fees of $1.6 million; equity in loss of unconsolidated affiliate of $1.6 million; merger and non-recurring costs of $0.4 million and, an increase in the carrying amount of previously outstanding preferred stock of $13.5 million. Excluding the previously mentioned items and related tax effects, net earnings available to common stockholders for the twenty-six weeks ended August 3, 2002 increased to $18.6 million, or $0.32 per diluted share, compared to $7.4 million, or $0.13 per diluted share, in the prior year period.

Liquidity and Capital Resources

        We have financed our operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At August 3, 2002, total assets were $489.7 million, $222.2 million of which were current assets. Net cash provided by operating activities was $36.8 million for the twenty-six weeks ended August 3, 2002, compared with $29.4 million provided by operations for the prior year period. Our sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity. We use operating cash principally to make interest payments on our debt and to purchase inventory. A portion of our inventory purchased is financed through vendor credit terms. We have been highly leveraged since our leveraged recapitalization in October 2000, and we use cash generated from operating activities to service the increased debt levels.

        We use cash in investing activities to purchase fixed assets for new stores, to acquire stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We invested $6.4 million in the twenty-six weeks ended August 4, 2001 in a limited partnership that operated retail pet food and supplies stores in Canada in which we formerly had a limited partnership interest. Total cash used in investing activities was $27.9 million for the twenty-six weeks ended August 3, 2002 and $29.9 million for the prior year period.

        We have also financed some of our purchases of equipment and fixtures through capital lease and other obligations in the past. No purchases of fixed assets were financed in this manner during the twenty-six weeks ended August 4, 2001 or August 3, 2002.

        On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.2 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters' over-allotment option. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.4 million of the net proceeds of our initial public offering, plus approximately $2.1 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face value plus accrued interest.

        Our primary long-term capital requirement is funding for the opening or acquisition of stores. Cash flows used in financing activities were $1.3 million in the twenty-six weeks ended August 3, 2002 compared with $5.2 million in the twenty-six weeks ended August 4, 2001. In the twenty-six weeks ended August 3, 2002, net proceeds of $272.8 million were generated from sales of common stock. In the twenty-six weeks ended August 3, 2002, we used $239.8 million to redeem our series A senior preferred stock and our series B junior preferred stock and approximately $32.4 million, plus approximately $2.1 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest. Remaining cash flows provided by financing activities consisted of borrowings under long-term debt agreements, net of repayment of long-term debt agreements and other obligations. Cash flows from financing activities were used to fund our expansion program and working capital requirements.

        We have a senior credit facility with a syndicate of banks that expires between October 2, 2006 and October 2, 2008. As of August 3, 2002, the senior credit facility consisted of a $75.0 million revolving credit facility and a $195.0 million term loan B facility. On August 6, 2002, we completed a refinancing of our existing term loan B facility into a new $193.5 million term loan C facility. The refinancing resulted in an interest rate reduction of 0.5% on the term loan facility.

        As a result of the refinancing, the senior credit facility now consists of a $75.0 million revolving credit facility and a $193.5 million term loan C facility for a total commitment of $268.5 million. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest (1) in the case of the revolving facility, at our option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time, and (2) in the case of the term loan C facility, at our option, at the agent bank's base rate plus a fixed margin of 2.0%, or LIBOR plus a fixed margin of 3.0%. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. We were in full compliance with all of these covenants at August 3, 2002. At August 3, 2002, there were no borrowings on our revolving credit facility.

        We may from time to time seek to retire some or all of our 10.75% senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We have entered into a $75.0 million interest rate collar agreement, or hedge, to limit our exposure to the interest rate risk associated with our variable rate debt. Changes in the intrinsic value of the hedge are recorded as accumulated other comprehensive income (loss). Amounts received or paid under the hedge are recorded as reductions of or additions to interest expense. We had a cumulative deferred loss on our hedge of $0.8 million, net of deferred tax benefit of $0.5 million, at August 3, 2002.

        Of the total $193.5 million in debt under our senior credit facility as of August 3, 2002, after giving effect to the hedge, $118.5 million was subject to variable interest rate fluctuations. Based on this debt level, and taking into account the hedge, a hypothetical 10% increase in LIBOR from the applicable rate at August 3, 2002 would increase net interest expense by approximately $0.05 million on a quarterly basis, and likewise would decrease both earnings and cash flows for that quarterly period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

        We did not have any material foreign exchange or other significant market risk at August 3, 2002.

Part II. Other Information

Item 1. Legal Proceedings

        In July 2001, two former employees instituted an action against us in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class consisting of all current and former employees who worked as salaried managers or assistant managers in our stores in the state of California at any time between July 30, 1997 and the present. The complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. We have answered the complaint and discovery is nearing completion. We are vigorously defending the action, including contesting the certification of the action as a class action. If successful, this litigation could have a material adverse effect on our financial condition, and any required change in our labor practices could have a negative impact on our results of operations.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
10.27	Second Amendment to Amended and Restated Credit Agreement.
  (b)
  Reports on Form 8-K

        On July 5, 2002, the Company filed a report on Form 8-K in connection with the establishment by certain executive officers of the Company of trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.
By:	/s/ BRIAN K. DEVINE Brian K. Devine Chairman, President and Chief Executive Officer
By:	/s/ JAMES M. MYERS James M. Myers Executive Vice President and Chief Financial Officer
Date: September 5, 2002

Certifications

I, Brian K. Devine, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of PETCO Animal Supplies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 5, 2002

/s/ BRIAN K. DEVINE Chief Executive Officer

I, James M. Myers, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of PETCO Animal Supplies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 5, 2002

/s/ JAMES M. MYERS Chief Financial Officer

QuickLinks

INDEX
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET August 3, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET February 2, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended August 3, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the twenty-six weeks ended August 3, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended August 4, 2001 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the twenty-six weeks ended August 4, 2001 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the twenty-six weeks ended August 3, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the twenty-six weeks ended August 4, 2001 (unaudited, in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications