Form 10-Q
period 2002-11-02
PETCO ANIMAL SUPPLIES INC
filed 2002-11-27
CIK 888455

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23574

PETCO ANIMAL SUPPLIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0479906 (IRS Employer Identification No.)
9125 Rehco Road, San Diego, California (Address of principal executive offices)	92121 (zip code)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.)

Title	Date	Outstanding
Common Stock, $0.001 Par Value	November 26, 2002	57,366,473

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q
For the Quarter Ended November 2, 2002

INDEX

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 2, 2002	November 2, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,215	$44,663
Receivables	9,694	12,658
Inventories	128,991	144,855
Deferred tax assets	26,287	9,474
Other	8,249	11,060

Total current assets	209,436	222,710
Fixed assets, net	211,132	218,355
Debt issuance costs	6,086	6,099
Goodwill	40,928	40,644
Other assets	5,990	6,339

	$473,572	$494,147

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$52,223	$52,009
Accrued expenses	42,709	45,273
Accrued interest	6,580	871
Accrued salaries and employee benefits	32,943	36,194
Current portion of long-term debt	2,000	2,000
Current portion of capital lease and other obligations	4,552	451

Total current liabilities	141,007	136,798
Long-term debt, excluding current portion	192,500	191,000
Senior subordinated notes payable	200,000	170,000
Capital lease and other obligations, excluding current portion	2,105	2,018
Accrued store closing costs	1,467	2,259
Deferred tax liability	6,219	6,219
Deferred rent and other liabilities	16,699	16,965

Total liabilities	559,997	525,259

Preferred stock:
$.01 par value, 5,000 shares authorized, 111 and 78 shares issued and outstanding at February 2, 2002 and no shares issued and outstanding at November 2, 2002
14% Series A senior redeemable preferred stock	130,038	—
12% Series B junior redeemable preferred stock	89,244	—
Stockholders' deficit:
Common stock, $.001 par value, 250,000 shares authorized and 39,117 and 57,366 shares issued and outstanding at February 2, 2002 and November 2, 2002, respectively	39	57
Additional paid-in capital	(187,380)	64,920
Deferred compensation	(8,439)	—
Accumulated deficit	(108,460)	(95,751)
Accumulated other comprehensive loss	(1,467)	(338)

Total stockholders' deficit	(305,707)	(31,112)

	$473,572	$494,147

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2001	November 2, 2002	November 3, 2001	November 2, 2002
Net sales	$322,853	$367,530	$937,249	$1,071,211
Cost of sales and occupancy costs	226,177	253,253	662,614	744,811

Gross profit	96,676	114,277	274,635	326,400
Selling, general and administrative expenses	76,740	86,460	222,561	252,340
Management fees and termination costs	780	—	2,340	12,760
Stock-based compensation and other costs	4,708	—	12,292	8,176
Merger and non-recurring costs	—	—	445	—

Operating income	14,448	27,817	36,997	53,124
Interest income	(179)	(239)	(492)	(548)
Interest expense	10,018	8,374	32,037	25,816

Earnings before equity in loss of unconsolidated affiliate, income taxes and extraordinary item	4,609	19,682	5,452	27,856
Equity in loss of unconsolidated affiliate	(865)	—	(2,505)	—

Earnings before income taxes and extraordinary item	3,744	19,682	2,947	27,856
Income taxes	1,562	7,676	1,895	13,143

Earnings before extraordinary item	2,182	12,006	1,052	14,713
Extraordinary item-loss on early extinguishment of debt (net of income tax benefit of $7,888 and $1,332)	(12,942)	—	(12,942)	(2,004)

Net earnings (loss)	(10,760)	12,006	(11,890)	12,709
Increase in carrying amount and premium on redemption of preferred stock	(6,961)	—	(20,493)	(20,487)

Net earnings (loss) available to common stockholders	$(17,721)	$12,006	$(32,383)	$(7,778)

Basic and diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item	$(0.12)	$0.21	$(0.51)	$(0.10)
Extraordinary loss on early extinguishment of debt	(0.34)	—	(0.33)	(0.04)

Earnings (loss) per common share	$(0.46)	$0.21	$(0.84)	$(0.14)

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirty-nine weeks ended
	November 3, 2001	November 2, 2002
Cash flows from operating activities:
Net earnings (loss)	$(11,890)	$12,709
Depreciation and amortization	38,830	38,247
Provision for deferred taxes	(5,423)	16,443
Equity in loss of unconsolidated affiliate	2,505	—
Stock-based compensation	14,842	8,439
Non-cash write-off of debt issuance costs	12,430	186
Changes in assets and liabilities:
Receivables	(3,258)	(2,964)
Inventories	(11,307)	(15,864)
Other assets	(16,217)	(2,270)
Accounts payable	2,514	(214)
Accrued expenses	15,171	3,666
Accrued interest	(9,065)	(5,709)
Accrued salaries and employee benefits	5,427	3,251
Accrued store closing costs	(1,903)	819
Deferred rent and other liabilities	440	(124)

Net cash provided by operating activities	33,096	56,615

Cash flows from investing activities:
Additions to fixed assets	(39,209)	(44,362)
Investment in affiliate	(9,093)	—

Net cash used in investing activities	(48,302)	(44,362)

Cash flows from financing activities:
Borrowings under long-term debt agreements	215,650	—
Repayment of long-term debt agreements	(209,650)	(31,500)
Debt issuance costs	(934)	(1,465)
Repayment of capital lease and other obligations	(4,863)	(4,188)
Net proceeds from the issuance of common stock	23	273,117
Redemption of Series A senior redeemable preferred stock	—	(142,231)
Redemption of Series B junior redeemable preferred stock	—	(97,538)

Net cash provided by (used in) financing activities	226	(3,805)

Net increase (decrease) in cash and cash equivalents	(14,980)	8,448
Cash and cash equivalents at beginning of year	18,044	36,215

Cash and cash equivalents at end of period	$3,064	$44,663

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1—General

        In the opinion of management of PETCO Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows as of November 2, 2002 and for the thirteen week and thirty-nine week periods ended November 3, 2001 and November 2, 2002. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and thirty-nine weeks ended November 3, 2001 and November 2, 2002 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2002 refer to the fiscal year beginning on February 3, 2002, and ending on February 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 2001 included in the Company's Annual Report on Form 10-K and Form 10-K/A (File No. 0-23574) filed with the Securities and Exchange Commission on April 23, 2002 and April 30, 2002, respectively.

Note 2—New Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement's effective date. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has completed its assessment and recorded $0.3 million of transitional goodwill impairment in the second quarter of 2002. The impact of this change in accounting principle is not material to the consolidated financial statements and, accordingly, the effect of this change is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Non-compete agreements, which comprise all of the Company's intangible assets with defined lives, had a carrying value of $0.5 million and $0.3 million and accumulated amortization of $1.5 million and $1.7 million at February 2, 2002 and November 2, 2002, respectively. Amortization of non-compete agreements was $0.1 million for each of the thirteen weeks ended November 3, 2001 and November 2, 2002 and $0.2 million for each of the thirty-nine weeks ended November 3, 2001 and November 2, 2002.

        The effect of adoption of SFAS No. 142 on the reported net earnings (loss) for the periods presented is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2001	November 2, 2002	November 3, 2001	November 2, 2002
Net earnings (loss) available to common stockholders as reported	$(17,721)	$12,006	$(32,383)	$(7,778)
Add back goodwill impairment	—	—	—	173
Add back amortization of goodwill	771	—	2,309	—

Net earnings (loss) available to common stockholders as adjusted	$(16,950)	$12,006	$(30,074)	$(7,605)

Basic and diluted net earnings loss) per common share
Net earnings (loss) as reported	$(0.46)	$0.21	$(0.84)	$(0.14)
Add back amortization of goodwill	0.02	—	0.06	—

Net earnings (loss) as adjusted	$(0.44)	$0.21	$(0.78)	$(0.14)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2001	November 2, 2002	November 3, 2001	November 2, 2002
Before extraordinary item:
Net earnings (loss) available to common stockholders as reported	$(4,779)	$12,006	$(19,441)	$(5,774)
Add back goodwill impairment	—	—	—	173
Add back amortization of goodwill	771	—	2,309	—

Net earnings (loss) available to common stockholders as adjusted	$(4,008)	$12,006	$(17,132)	$(5,601)

Basic and diluted net earnings (loss) per common share
Net earnings (loss) as reported	$(0.12)	$0.21	$(0.51)	$(0.10)
Add back amortization of goodwill	0.02	—	0.06	—

Net earnings (loss) as adjusted	$(0.10)	$0.21	$(0.45)	$(0.10)

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company does not expect implementation of SFAS No. 143 to have a significant effect on its results of operation or consolidated financial condition.

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

        Net earnings (loss) and the weighted average number of common shares used to compute net earnings (loss) per share, basic and diluted, are presented below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2001	November 2, 2002	November 3, 2001	November 2, 2002
Net earnings (loss) available to common stockholders as reported	$(17,721)	$12,006	$(32,383)	$(7,778)
Common shares, basic	38,421	57,334	38,336	55,667
Dilutive effect of stock options	—	614	—	—

Common shares, diluted	38,421	57,948	38,336	55,667

        Options and warrants to purchase common shares that were outstanding at November 3, 2001 and November 2, 2002, but were not included in the computation of diluted net earnings (loss) per share because of their anti-dilutive impact on earnings (loss) per common share, were 1,878 and 1,295, respectively.

Note 4—Related Party Transactions

        In October 2000, the Company entered into a management services agreement with two entities who were sponsors of the Company's merger and recapitalization transaction. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $0.8 million in the thirteen weeks ended November 3, 2001, and $2.3 million and $0.3 million in the thirty-nine weeks ended November 3, 2001 and November 2, 2002, respectively, to these two related parties. Shortly after its initial public offering, the Company terminated the management services agreement and paid an aggregate amount of $12.5 million as a one-time termination fee.

        The Company issued senior subordinated notes to related parties in October 2000 and redeemed them in October 2001. Interest expense incurred on the senior subordinated notes, primarily paid to related parties, including amortization of the discount, was $3.6 million and $12.0 million in the thirteen weeks and thirty-nine weeks ended November 3, 2001, respectively.

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

Note 6—Contingencies

        In July 2001, two former employees instituted an action against the Company in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class consisting of all current and former employees who worked as salaried managers or assistant managers in the Company's stores in the state of California at any time between July 30, 1997 and the present. The complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring the Company to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. The Company has answered the complaint and is vigorously defending the action. A motion for certification of this action as a class action was filed on November 1, 2002. The Company has filed its written opposition to the motion for class certification. A ruling is expected within the next 60 days. If successful, this litigation could have a material adverse effect on the Company's financial condition, and any required change in the Company's labor practices could have a negative impact on its results of operations.

        Recently, allegations have been made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney's office to the effect that certain PETCO associates have not properly cared for companion animals for sale in the Company's two San Francisco stores. The complaint which has been subsequently transferred to the Santa Clara Superior Court seeks damages, penalties and an injunction against the sale of companion animals in the Company's San Francisco stores. The complaint and related news reports have caused negative publicity in San Francisco and the surrounding area. The Company takes seriously any allegations regarding the proper care of companion animals and has taken steps to reiterate to all associates the importance of proper care for all companion animals in all stores. The Company is responding to the complaint and is defending it vigorously. The complaint and any similar actions which could be filed in the future could cause negative publicity which could have a material adverse effect on the Company's results of operations.

        From time to time the Company is involved in routine litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any other pending litigation matters that the Company believes would have a material adverse effect on the Company.

Note 7—Supplemental Guarantor Condensed Consolidating Financial Statements

        In October 2001, the Company issued $200 million in principal amount of its 10.75% senior subordinated notes due 2011 under which certain of its subsidiaries (the guarantor subsidiaries) serve as guarantors on a full and unconditional basis. Certain other subsidiaries (the non-guarantor subsidiaries) will not guarantee such debt. In March 2002, the Company repurchased $30 million in aggregate principal amount of these notes.

        The following tables present the unaudited condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of November 2, 2002 and February 2, 2002 and the related unaudited condensed consolidating statements of operations for the thirteen weeks and thirty-nine weeks ended November 2, 2002 and November 3, 2001, and unaudited condensed consolidating statements of cash flows for the thirty-nine weeks ended November 2, 2002 and November 3, 2001.

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET
November 2, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$43,985	$678	$—	$—	$44,663
Receivables	3,893	8,765	—	—	12,658
Inventories	134,948	9,907	—	—	144,855
Deferred tax assets	9,474	—	—	—	9,474
Other	11,035	25	—	—	11,060

Total current assets	203,335	19,375	—	—	222,710
Fixed assets, net	198,086	20,269	—	—	218,355
Debt issuance costs	6,099	—	—	—	6,099
Goodwill	—	40,644	—	—	40,644
Intercompany investments and advances	200,084	55,180	—	(255,264)	—
Other assets	6,339	—	—	—	6,339

	$613,943	$135,468	$—	$(255,264)	$494,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(5,214)	$57,223	$—	$—	$52,009
Intercompany payables	184,126	(184,126)	—	—	—
Accrued expenses	37,478	7,795	—	—	45,273
Accrued interest	871	—	—	—	871
Accrued salaries and employee benefits	35,399	795	—	—	36,194
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	451	—	—	—	451

Total current liabilities	255,111	(118,313)	—	—	136,798
Long-term debt, excluding current portion	191,000	—	—	—	191,000
Senior subordinated notes payable	170,000	—	—	—	170,000
Capital lease and other obligations, excluding current portion	2,018	—	—	—	2,018
Accrued store closing costs	2,259	—	—	—	2,259
Deferred tax liability	6,219	—	—	—	6,219
Deferred rent and other liabilities	16,399	566	—	—	16,965

Total liabilities	643,006	(117,747)	—	—	525,259
Stockholders' equity (deficit)	(29,063)	253,215	—	(255,264)	(31,112)

	$613,943	$135,468	$—	$(255,264)	$494,147

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the thirteen weeks ended November 2, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$338,943	$251,023	$—	$(222,436)	$367,530
Cost of sales and occupancy costs	237,793	214,873	—	(199,413)	253,253

Gross profit	101,150	36,150	—	(23,023)	114,277
Selling, general and administrative expenses	83,739	25,744	—	(23,023)	86,460

Operating income	17,411	10,406	—	—	27,817
Interest income	(239)	—	—	—	(239)
Interest expense	8,374	—	—	—	8,374

Earnings before income taxes	9,276	10,406	—	—	19,682
Income taxes	7,676	—	—	—	7,676

Earnings before equity in earnings of subsidiaries	1,600	10,406	—	—	12,006
Equity in earnings of subsidiaries	10,406	—	—	(10,406)	—

Net earnings	$12,006	$10,406	$—	$(10,406)	$12,006

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the thirty-nine weeks ended November 2, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$984,615	$711,057	$—	$(624,461)	$1,071,211
Cost of sales and occupancy costs	697,992	602,893	—	(556,074)	744,811

Gross profit	286,623	108,164	—	(68,387)	326,400
Selling, general and administrative expenses	249,437	71,290	—	(68,387)	252,340
Management fees and termination costs	12,760	—	—	—	12,760
Stock-based compensation and other costs	8,176	—	—	—	8,176

Operating income	16,250	36,874	—	—	53,124
Interest income	(548)	—	—	—	(548)
Interest expense	25,816	—	—	—	25,816

Earnings (loss) before income taxes extraordinary item	(9,018)	36,874	—	—	27,856
Income taxes	13,143	—	—	—	13,143

Earnings (loss) before extraordinary item	(22,161)	36,874	—	—	14,713
Extraordinary item—loss on early extinguishment of debt (net of income tax benefit of $1,332)	(2,004)	—	—	—	(2,004)

Earnings (loss) before equity in earnings of subsidiaries	(24,165)	36,874	—	—	12,709
Equity in earnings of subsidiaries	36,874	—	—	(36,874)	—

Net earnings	$12,709	$36,874	$—	$(36,874)	$12,709

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the thirteen weeks ended November 3, 2001

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$297,177	$229,692	$—	$(204,016)	$322,853
Cost of sales and occupancy costs	207,268	201,715	—	(182,806)	226,177

Gross profit	89,909	27,977	—	(21,210)	96,676
Selling, general and administrative expenses	78,207	19,745	(2)	(21,210)	76,740
Management fees and termination costs	780	—	—	—	780
Stock-based compensation and other costs	4,708	—	—	—	4,708

Operating income	6,214	8,232	2	—	14,448
Interest income	(179)	—	—	—	(179)
Interest expense	10,016	—	2	—	10,018

Earnings (loss) before equity in loss of unconsolidated affiliate, income taxes and extraordinary item	(3,623)	8,232	—	—	4,609
Equity in loss of unconsolidated affiliate	—	—	(865)	—	(865)

Earnings (loss) before income taxes and extraordinary item	(3,623)	8,232	(865)	—	3,744
Income taxes	1,562	—	—	—	1,562

Earnings (loss) before extraordinary Item	(5,185)	8,232	(865)	—	2,182
Extraordinary item—loss on early extinguishment of debt (net of income tax benefit of $7,888)	(12,942)	—	—	—	(12,942)

Earnings (loss) before equity in earnings of subsidiaries	(18,127)	8,232	(865)	—	(10,760)
Equity in earnings of subsidiaries	7,367	—	—	(7,367)	—

Net earnings (loss)	$(10,760)	$8,232	$(865)	$(7,367)	$(10,760)

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS
For the thirty-nine weeks ended November 3, 2001

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$859,449	$636,595	$—	$(558,795)	$937,249
Cost of sales and occupancy costs	616,430	544,647	—	(498,463)	662,614

Gross profit	243,019	91,948	—	(60,332)	274,635
Selling, general and administrative expenses	218,212	64,587	94	(60,332)	222,561
Management fees and termination costs	2,340	—	—	—	2,340
Stock-based compensation and other costs	12,292	—	—	—	12,292
Merger and non-recurring costs	445	—	—	—	445

Operating income (loss)	9,730	27,361	(94)	—	36,997
Interest income	(492)	—	—	—	(492)
Interest expense	32,035	—	2	—	32,037

Earnings (loss) before equity in loss of unconsolidated affiliate, income taxes and extraordinary item	(21,813)	27,361	(96)	—	5,452
Equity in loss of unconsolidated affiliate	—	—	(2,505)	—	(2,505)

Earnings (loss) before income taxes and extraordinary item	(21,813)	27,361	(2,601)	—	2,947
Income taxes	1,895	—	—	—	1,895

Earnings (loss) before extraordinary item	(23,708)	27,361	(2,601)	—	1,052
Extraordinary item—loss on early extinguishment of debt (net of income tax benefit of $7,888)	(12,942)	—	—	—	(12,942)

Earnings (loss) before equity in earnings of subsidiaries	(36,650)	27,361	(2,601)	—	(11,890)
Equity in earnings of subsidiaries	24,760	—	—	(24,760)	—

Net earnings (loss)	$(11,890)	$27,361	$(2,601)	$(24,760)	$(11,890)

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the thirty-nine weeks ended November 2, 2002

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$12,709	$36,873	$—	$(36,873)	$12,709
Adjustments to reconcile net earnings to net cash provided by operating activities	42,700	(35,667)	—	36,873	43,906

Net cash provided by operating activities	55,409	1,206	—	—	56,615

Cash flows from investing activities:
Additions to fixed assets	(43,619)	(743)	—	—	(44,362)

Net cash used in investing activities	(43,619)	(743)	—	—	(44,362)

Cash flows from financing activities:
Repayment of long term debt agreements	(31,500)	—	—	—	(31,500)
Debt issuance costs	(1,465)	—	—	—	(1,465)
Repayment of capital lease and other obligations	(4,188)	—	—	—	(4,188)
Net proceeds from the issuance of common stock	273,117	—	—	—	273,117
Redemption of Series A senior redeemable preferred stock	(142,231)	—	—	—	(142,231)
Redemption of Series B junior redeemable preferred stock	(97,538)	—	—	—	(97,538)

Net cash used in financing activities	(3,805)	—	—	—	(3,805)

Net increase in cash and cash equivalents	7,985	463	—	—	8,448
Cash and cash equivalents at the beginning of the period	36,000	215	—	—	36,215

Cash and cash equivalents at the end of the period	$43,985	$678	$—	$—	$44,663

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS
For the thirty-nine weeks ended November 3, 2001

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings (loss)	$(11,890)	$27,361	$(2,601)	$(24,760)	$(11,890)
Adjustments to reconcile net earnings to net cash provided by operating activities	33,821	(25,289)	11,694	24,760	44,986

Net cash provided by operating activities	21,931	2,072	9,093	—	33,096

Cash flows from investing activities:
Additions to fixed assets	(36,611)	(2,598)	—	—	(39,209)
Investment in affiliate	—	—	(9,093)	—	(9,093)

Net cash used in investing activities	(36,611)	(2,598)	(9,093)	—	(48,302)

Cash flows from financing activities:
Borrowings under long-term debt agreements	215,650	—	—	—	215,650
Repayment of long term debt agreements	(209,650)	—	—	—	(209,650)
Debt issuance costs	(934)	—	—	—	(934)
Repayment of capital lease and other obligations	(4,863)	—	—	—	(4,863)
Net proceeds from the issuance of common stock	23	—	—	—	23

Net cash provided by financing activities	226	—	—	—	226

Net decrease in cash and cash equivalents	(14,454)	(526)	—	—	(14,980)
Cash and cash equivalents at the beginning of the period	17,104	940	—	—	18,044

Cash and cash equivalents at the end of the period	$2,650	$414	$—	$—	$3,064

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        PETCO is a leading specialty retailer of premium pet food, supplies and services. At November 2, 2002, we operated 600 stores in 43 states and the District of Columbia. We plan to follow a strategy of opening new superstores in new and existing markets, expanding or relocating certain existing stores and closing under-performing stores. Since the middle of fiscal 2001, all new stores have been opened in our new millennium format. As a result of our store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store pre-opening expenses and lower anticipated sales volumes of newer stores.

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

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001

        Net sales increased 13.8% to $367.5 million for the thirteen weeks ended November 2, 2002 from $322.9 million for the thirteen weeks ended November 3, 2001. The increase in net sales resulted primarily from the comparable store net sales increase of 8.3% and the addition of 64 superstores, partially offset by the closing of 24 stores, of which 17 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $26.4 million, or 59.2%, of the net sales increase. The net increase in our store base accounted for approximately $18.2 million, or 40.8%, of the net sales increase.

        Gross profit, defined as net sales less cost of sales including store occupancy costs, increased $17.6 million, or 18.2%, to $114.3 million from $96.7 million in the prior year quarter. The prior year quarter included $1.0 million in non-cash stock-based compensation expense on the deemed fair value of our common stock as a result of our initial public offering. Gross profit, excluding the non-cash stock-based compensation expense, as a percentage of net sales increased to 31.1% for the third quarter of 2002 from 30.2% in the prior year quarter. The increase was primarily driven by the continuing change in mix from lower-margin premium pet food sales to higher margin categories, such as companion animals, toys, supplies and services, favorable shrink results, leverage of occupancy and additional efficiencies in distribution logistics and freight costs for the quarter.

        Selling, general and administrative expenses increased to $86.5 million in the third quarter of 2002 from $76.7 million in the prior year quarter. As a percentage of net sales, these expenses decreased to 23.6% in the third quarter from 23.8% in the prior year quarter. Increased investments in store associate training and pre-opening costs, increased fees to process debit and credit cards, and increased insurance, medical, dental, legal and travel costs mostly offset the leverage of the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142 which eliminated goodwill amortization and resulted in $0.8 million of benefit to net earnings.

        Management fees in the prior year quarter were $0.8 million. We paid $12.5 million in termination costs in February 2002 to terminate the management services agreement that we entered into in conjunction with our leveraged recapitalization.

        Non-cash stock-based compensation in the prior year quarter was $5.7 million and was based on the deemed fair value of our common stock as a result of our initial public offering.

        Operating income in the third quarter of 2002 increased to $27.8 million, or 7.6% of net sales, from $14.4 million, or 4.5% of net sales, in the prior year quarter. Excluding the management fees and stock-based compensation totaling $6.5 million in the prior year quarter, we would have reported an increase of $6.9 million, or 33.1%, over the prior year quarter of $20.9 million.

        Net interest expense was $8.1 million for the third quarter of 2002, compared with $9.8 million in the prior year quarter. Lower debt levels and decreased interest rates, as a result of the amendment and restatement of our senior credit facility in October 2001, the repurchase of $30 million of our senior subordinated notes in the first quarter of 2002 and the refinancing of our senior credit facility in August 2002 contributed to the reduction in interest expense.

        We recognized $0.9 million of equity in loss of unconsolidated affiliate in the prior year third quarter from our former limited partner interest in a limited partnership which operated retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method, as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement.

        Income taxes for the third quarter of 2002 were $7.7 million, compared with $1.6 million in the prior year quarter. Our effective tax rate for the quarter was 39.0%. In the prior year quarter, we did not recognize any tax benefit for our equity in loss of unconsolidated affiliate. Our effective tax rate, before equity in loss of unconsolidated affiliate, was 38.7%.

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

        Net earnings available to common stockholders increased to $12.0 million, or $0.21 per diluted share, for the third quarter of 2002, compared to a net loss of $17.7 million, or a $0.46 loss per diluted share, for the prior year quarter. The third quarter of 2001 included the following: a $5.7 million stock-based compensation expense related to our initial public offering; management fees of $0.8 million; equity in loss of unconsolidated affiliate of $0.9 million; loss on the early extinguishment of debt of $12.9 million; and, an increase in the carrying amount of previously outstanding preferred stock of $7.0 million. Excluding the previously mentioned items, the third quarter net earnings for the prior year would have been $6.8 million, or $0.12 per diluted share.

Thirty-nine Weeks Ended November 2, 2002 Compared with Thirty-nine Weeks Ended November 3, 2001

        Net sales increased 14.3% to $1.1 billion for the thirty-nine weeks ended November 2, 2002 from $937.2 million for the thirty-nine weeks ended November 3, 2001. The increase in net sales resulted primarily from the comparable store net sales increase of 8.7% and the addition of 64 superstores, partially offset by the closing of 24 stores, of which 17 were relocated. The comparable store net sales increase was attributable to maturing superstores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $81.0 million, or 60.4%, of the net sales increase. The net increase in our store base accounted for approximately $53.0 million, or 39.6%, of the net sales increase.

        Gross profit increased $51.8 million, or 18.8%, to $326.4 million in the thirty-nine weeks ended November 2, 2002 from $274.6 million in the prior year period. Gross profit included $1.5 million in non-cash stock-based compensation expense on the deemed fair value of our common stock as a result of our initial public offering for the thirty-nine weeks ended November 2, 2002 compared to $2.6 million in the prior year period. Gross profit, excluding the non-cash stock-based compensation expense, as a percentage of net sales increased to 30.6% for the thirty-nine weeks ended November 2, 2002 from 29.6% in the prior year period. The increase was driven by the continuing change in mix from lower-margin premium pet food sales to higher margin categories, such as companion animals, toys, supplies and services, favorable shrink results and improved margins on premium pet food due to shifts within the mix of pet food to higher margin segments. The current year period also benefited from the leveraging of occupancy and efficiencies in distribution logistics and freight costs for the period.

        Selling, general and administrative expenses increased to $252.3 million in the thirty-nine weeks ended November 2, 2002 from $222.6 million in the prior year period. As a percentage of net sales, these expenses decreased to 23.6% in the period from 23.8% in the prior year period. Increased investments in store associate training and pre-opening costs, increased fees to process debt and credit cards, and increased insurance, medical, dental, legal and travel costs offset the benefit from the elimination of goodwill amortization and the leverage of store operating costs. The adoption of SFAS No. 142 resulted in the recognition of goodwill impairment of $0.2 million net of related tax benefit in the second quarter of 2002, which offset some of the $2.3 million benefit net of related tax impact from the elimination of goodwill amortization.

        Management fees and termination costs were $12.8 million for the thirty-nine weeks ended November 2, 2002, compared to management fees of $2.3 million in the prior year period. We paid $12.5 million in termination costs in February 2002 to terminate the management services agreement that we entered into in conjunction with our leveraged recapitalization.

        Non-cash stock-based compensation increased to $8.4 million for the thirty-nine weeks ended November 2, 2002 from $14.8 million in the prior year period. These expenses were based on the deemed fair value of our common stock as a result of our initial public offering.

        Operating income for the thirty-nine weeks ended November 2, 2002 increased to $53.1 million, or 5.0% of net sales, from $37.0 million, or 4.0% of net sales, in the prior year period. Excluding the management fees and termination costs and stock-based compensation and other costs of $22.4 million for the thirty-nine weeks ended November 2, 2002 and $17.6 million in the prior year period, we would have reported operating income of $75.5 million in the thirty-nine weeks ended November 2, 2002, an increase of $20.9 million, or 38.2%, over the prior year period of $54.6 million.

        Net interest expense was $25.3 million for the thirty-nine weeks ended November 2, 2002, compared with $31.5 million in the prior year period. Lower debt levels and decreased interest rates, as a result of the refinancing of our senior subordinated notes and the amendment and restatement of our senior credit facility, both in October 2001, the repurchase of $30 million of our senior subordinated notes in the first quarter of 2002 and the refinancing of our senior credit facility in August 2002, contributed to the reduction in interest expense.

        We recognized $2.5 million of equity in loss of unconsolidated affiliate in the prior year thirty-nine week period from our former limited partner interest in a limited partnership which operated retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method, as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement.

        Income taxes for the thirty-nine weeks ended November 2, 2002 were $13.1 million, compared with $1.9 million in the prior year period. Our effective tax rate for the period, before transactions related to our initial public offering and the use of proceeds thereof, was 39.0%. In the prior year period, we did not recognize any tax benefit for our equity in loss of unconsolidated affiliate. Our effective tax rate, before equity in loss of unconsolidated affiliate, was 38.7%.

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

        Net loss available to common stockholders increased to $7.8 million, or a $0.14 loss per diluted share, for the thirty-nine weeks ended November 2, 2002, compared to a net loss of $32.4 million, or an $0.84 loss per diluted share, for the prior year period. We completed an initial public offering in the first quarter of fiscal 2002 and our results include the following items: $12.8 million in management fees and termination costs related to the termination in February 2002 of a management services agreement; $8.4 million in stock-based compensation expense and other primarily financing and legal costs of $1.2 million related to our initial public offering; an extraordinary loss, net of related tax benefit, of $2.0 million related to the early repurchase of our senior subordinated notes with proceeds of the offering; and, an increase in the carrying amount and premium on redemption of previously outstanding preferred stock of $20.5 million. The prior year period included the following: stock-based compensation expense of $14.8 million related to our initial public offering; management fees of $2.3 million; equity in loss of unconsolidated affiliate of $2.5 million; merger and non-recurring costs of $0.4 million and, an increase in the carrying amount of previously outstanding preferred stock of $20.5 million. Excluding the previously mentioned items and related tax effects, net earnings available to common stockholders for the thirty-nine weeks ended November 2, 2002 increased to $30.7 million, or $0.53 per diluted share, compared to $14.2 million, or $0.25 per diluted share, in the prior year period.

Liquidity and Capital Resources

        We have financed our operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At November 2, 2002, total assets were $494.1 million, $222.7 million of which were current assets. Net cash provided by operating activities was $56.6 million for the thirty-nine weeks ended November 2, 2002, compared with $33.1 million provided by operations for the prior year period. Our sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity. We use operating cash principally to make interest payments on our debt and to purchase inventory. A portion of the inventory we purchase is financed through vendor credit terms. We have been highly leveraged since our leveraged recapitalization in October 2000, and we use cash generated from operating activities to service the increased debt levels.

        We use cash in investing activities to purchase fixed assets for new stores, to acquire stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We invested $9.1 million in the thirty-nine weeks ended November 3, 2001 in a limited partnership that operated retail pet food and supplies stores in Canada in which we formerly had a limited partnership interest. Total cash used in investing activities was $44.4 million for the thirty-nine weeks ended November 2, 2002 and $48.3 million for the prior year period.

        We have preliminary plans to remodel 25 to 50 existing stores with features of our new millennium store format next year. This remodel program would be in addition to our plans to open new stores.

        We have also financed some of our purchases of equipment and fixtures through capital lease and other obligations in the past. No purchases of fixed assets were financed in this manner during the thirty-nine weeks ended November 3, 2001 or November 2, 2002.

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

        Our primary long-term capital requirement is funding for the opening or acquisition of stores. Cash flows used in financing activities were $3.8 million in the thirty-nine weeks ended November 2, 2002 compared with cash flows provided by financing activities of $0.2 million in the thirty-nine weeks ended November 3, 2001. In the thirty-nine weeks ended November 2, 2002, net proceeds of $273.1 million were generated from sales of common stock. In the thirty-nine weeks ended November 2, 2002, we used $239.8 million to redeem our series A senior preferred stock and our series B junior preferred stock and approximately $32.4 million, plus approximately $2.1 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest, leaving $170.0 million outstanding of 10.75% 10-year senior subordinated notes originally issued in October 2001. Remaining cash flows provided by financing activities consisted of borrowings under long-term debt agreements, net of repayment of long-term debt agreements and other obligations. Cash flows from financing activities were used to fund our expansion program and working capital requirements.

        We have a senior credit facility with a syndicate of banks that expires between October 2, 2006 and October 2, 2008. Prior to amendments in August 2002, the senior credit facility consisted of a $75.0 million revolving credit facility and a $195.0 million term loan B facility. On August 6, 2002, we completed a refinancing of our existing term loan B facility into a new $193.5 million term loan C facility. The refinancing resulted in an interest rate reduction of 0.5% on the term loan facility.

        As a result of the refinancing, the senior credit facility now consists of a $75.0 million revolving credit facility and a $193.5 million term loan C facility for a total commitment of $268.5 million. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest (1) in the case of the revolving facility, at our option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time, and (2) in the case of the term loan C facility, at our option, at the agent bank's base rate plus a fixed margin of 2.0%, or LIBOR plus a fixed margin of 3.0%. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. We were in full compliance with all of these covenants at November 2, 2002. At November 2, 2002, the outstanding balance of our term C loan facility was $193.0 million and there were no borrowings on our revolving credit facility.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We have entered into a $75.0 million interest rate collar agreement, or hedge, to limit our exposure to the interest rate risk associated with our variable rate debt. Changes in the intrinsic value of the hedge are recorded as accumulated other comprehensive income (loss). Amounts received or paid under the hedge are recorded as reductions of or additions to interest expense. We had a cumulative deferred loss on our hedge of $0.3 million, net of deferred tax benefit of $0.2 million, at November 2, 2002.

        Of the total $193 million in debt under our senior credit facility as of November 2, 2002, after giving effect to the hedge, $118 million was subject to variable interest rate fluctuations. Based on this debt level, and taking into account the hedge, a hypothetical 10% increase in LIBOR from the applicable rate at November 2, 2002 would increase net interest expense by approximately $0.05 million on a quarterly basis, and likewise would decrease both earnings and cash flows for that quarterly period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

        We did not have any material foreign exchange or other significant market risk at November 2, 2002.

Item 4.    Controls and Procedures

        As of November 2, 2002, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of November 2, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 2, 2002.

Part II.    Other Information

Item 1.    Legal Proceedings

        In July 2001, two former employees instituted an action against us in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class consisting of all current and former employees who worked as salaried managers or assistant managers in our stores in the state of California at any time between July 30, 1997 and the present. The complaint alleges that the individual plaintiffs and the purported class members worked hours for which they were entitled to receive, but did not receive, overtime compensation under California law, and that they were classified as "exempt" store management employees but were forced to work more than 50% of their time in non-exempt tasks. The complaint alleges violations of the California Labor Code and the California Business and Professions Code. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. We have answered the complaint and are vigorously defending the action. A motion for certification of this action as a class action was filed on November 1, 2002. We have filed a written opposition to the motion for class certification. A ruling is expected within the next 60 days. If successful, this litigation could have a material adverse effect on our financial condition, and any required change in our labor practices could have a negative impact on our results of operations.

        Recently, allegations have been made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney's office to the effect that certain PETCO associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint which has been subsequently transferred to the Santa Clara Superior Court seeks damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity in San Francisco and the surrounding area. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all associates the importance of proper care for all companion animals in all stores. We are responding to the complaint and are defending it vigorously. The complaint and any similar actions which could be filed in the future could cause negative publicity which could have a material adverse effect on our results of operations.

        From time to time we are involved in routine litigation and proceedings in the ordinary course of our business. We are not currently involved in any other pending litigation matters that we believe would have a material adverse effect on us.

Item 5.    Other Information

Certain Cautionary Statements

        Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. We generally identify forward-looking statements in this Quarterly Report using words such as "believe," "intend," "target," "expect," "estimate," "may," "should," "plan," "project," "contemplate," "anticipate," "predict" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors, such as performance of new superstores, ability to execute expansion strategy and sustain growth, debt levels, reliance on vendors and exclusive distribution arrangements, competition, integration of operations as a result of acquisitions, compliance with various state and local regulations and dependence on senior management, are discussed from time to time in the reports we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K, as amended, for the fiscal year ended February 2, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

        None.

(b)  Reports on Form 8-K

        On September 5, 2002, the Company filed a report on Form 8-K in connection with the filing of its Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002, in order to provide the Securities and Exchange Commission the certifications, as required by 18 U.S.C. § 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

        Date: November 27, 2002

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 27, 2002	/s/ BRIAN K. DEVINE Chief Executive Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 27, 2002	/s/ JAMES M. MYERS Chief Financial Officer

QuickLinks

INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING GUARANTOR, NON–GUARANTOR AND PARENT COMPANY BALANCE SHEET November 2, 2002
CONDENSED CONSOLIDATING GUARANTOR, NON–GUARANTOR AND PARENT COMPANY BALANCE SHEET February 2, 2001
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended November 3, 2001
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirty-nine weeks ended November 3, 2001
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the thirty-nine weeks ended November 2, 2002
CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the thirty-nine weeks ended November 3, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications