Form 10-K
period 2003-02-01
PETCO ANIMAL SUPPLIES INC
filed 2003-03-20
CIK 888455

QuickLinks -- Click here to rapidly navigate through this document

PART I

ITEM 1.    BUSINESS

        We are a leading specialty retailer of premium pet food, supplies and services with 600 stores in 43 states and the District of Columbia. Our products include pet food, supplies, grooming products, toys, novelty items and vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations.

        Our stores combine the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target "pet parent" customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets.

        Unless otherwise indicated, all references in this Annual Report to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2002 refer to the fiscal year beginning on February 3, 2002 and ending on February 1, 2003.

The Pet Food, Supplies and Services Industry

        General.    We believe the pet food, supplies and services industry is benefiting from a number of favorable demographic trends that are continuing to support a steadily growing pet population. The U.S. pet population has now reached 353 million companion animals, including 141 million cats and dogs, with an estimated 62% of all U.S. households owning at least one pet, and three quarters of those households owning two or more pets. We believe the trend to more pets and more pet-owning households will continue, driven by an increasing number of children under 18 and a growing number of empty nesters whose pets have become their new "children." We estimate that U.S. retail sales of pet food, supplies, small animals (excluding cats and dogs) and services increased to approximately $27 billion in 2001. We believe we are well positioned to benefit from several key growth trends within the industry.

        Pet Food.    Packaged Facts, an independent provider of market research reports, projected that dog and cat food sales, which represent the vast majority of all pet food sales, accounted for approximately $10.5 billion in sales for 2001. Sales of premium dog and cat food represented approximately 32.3% of the total dog and cat food market in 2001 and are expected to increase to approximately 38.4% of the total dog and cat food market by 2005. Sales of dog and cat food accounted for $468 million, or 32%, of our fiscal 2002 net sales, of which $435 million, or 93%, was generated from premium dog and cat food sales.

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

        The growth of the premium pet food market is attributable to both the marketing of premium brands by vendors and a heightened nutritional awareness among pet owners. In recent years, premium pet food manufacturers have launched numerous new specialty food products, such as all-natural products and products for pets with sensitive skin and stomachs, as well as oral care products. Management expects expanded product offerings by premium pet food manufacturers to continue, and that distribution of these products primarily through specialty retailers will continue to draw customers away from supermarkets and mass merchants.

        Pet Supplies and Small Animals.    Based on reports from Packaged Facts and Business Communications Company, Inc., a provider of industry reviews, we project that sales of pet supplies accounted for approximately $7.0 billion in sales for 2001 and will grow at a compounded annual growth rate, or CAGR, of 6.0% over the next few years. Pet supplies and small animals (excluding cats and dogs) accounted for $954 million, or 65%, of our fiscal 2002 net sales.

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

        Pet Services.    Pet services are estimated to account for the remaining $9.5 billion of the overall $27 billion market projected by management. The market for pet services includes grooming, obedience training, and vaccinations and other veterinary services. We offer obedience training in most of our stores, grooming in the majority of our stores and limited veterinary services, such as routine vaccinations, at a number of stores. Although services represented only 3.8% of our fiscal 2002 net sales, services represent an increasing portion of our net sales and we believe that offering selected pet services better serves our best customers and increases traffic flow in our stores. For fiscal 2002, services sales increased 33% from fiscal 2001, approximately two and a half times our overall sales growth.

        Distribution Channels.    Our industry is highly fragmented, with an estimated 9,000 independent pet supply stores operating in the United States. PETCO is one of only two national specialty retailers of pet food, supplies and services. Between 1991 and 2001, the last year for which data is available, specialty pet store chains such as PETCO experienced significant market share gains in the pet food and supplies categories, largely at the expense of supermarkets. We believe that this shift primarily results from (1) the enhanced merchandising effort and product mix offered by specialty pet store chains and (2) the growing demand for premium pet food as nutritional awareness among the general population extends to pet owners and their pets.

Business Strategy

        Our strategy is to strengthen our position as a leading specialty retailer of premium pet food, supplies and services by offering our customers a complete assortment of pet-related products and services at competitive prices with superior levels of customer service at convenient locations. We intend to continue to pursue the following elements of our strategy:

  •
  Continue To Increase Sales and Profitability. We have increased our net sales from $749.8 million in fiscal 1997 to $1.48 billion in fiscal 2002, for a CAGR of 14.5%. We also increased our operating income from $31.8 million in fiscal 2001 to $92.0 million in fiscal 2002. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth; (2) strategic expansion in both existing and new markets; (3) targeted merchandising efforts to drive greater sales of higher margin supplies and services, which have grown to 68.4% of net sales in fiscal 2002, up from 60.5% of net sales in fiscal 1998; (4) our expanding store base that offers economies of scale and purchasing efficiencies; and (5) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

  •
  Capitalize Upon Our Maturing Store Base. We have historically found that the most dramatic growth in a store's net sales and EBITDA occurs in the first five years following a store's opening. During this store maturation phase, we have historically experienced store-level EBITDA margin improvements from an estimated 6% average EBITDA margin in the store's first year to over a 15% average EBITDA margin by year five. More than 40% of our stores were opened in the past five years and to date our newly opened stores have been maturing in accordance with historical rates. We believe that our maturing store base provides us with an opportunity to significantly increase our net sales and store-level EBITDA with only modest incremental capital expenditures for these stores.

  •
  Expand Using Our Proven New Store Model. We believe that the highly fragmented pet food, supplies and services market offers compelling opportunities for us to increase our presence and gain market share. To capitalize on these opportunities and consistent with our existing strategy, we plan to increase our net store count by 40 to 50 stores per year over the next five years both by focusing on existing markets and by targeting one or two new geographic markets per year. We carefully measure each proposed store opening against demographic, economic and competitive factors. We have established an operating model that we believe enables us to quickly and profitably execute our expansion strategy after we have analyzed a market's potential. Our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%. In fiscal 2003, we intend to remodel up to 50 of our existing stores into our millennium format. Our millennium format incorporates a more dramatic presentation of our companion animals and emphasizes higher-margin supplies categories.

  •
  Leverage Our Industry-Leading Integrated Information Systems. We have invested significant resources in establishing a comprehensive integrated information system infrastructure, including approximately $40 million over the last three fiscal years to replace and upgrade our information systems. Our highly integrated point-of-sale, or POS, system in each of our stores provides our management team with timely and valuable information on store and regional level sales and merchandising trends, inventory tracking and operational data. By integrating all of our key functional areas, our systems empower regional, district and store managers to increase sales, improve operational efficiency, control inventory, monitor critical performance indicators and enhance customer service and satisfaction.

  •
  Utilize Our Logistics Expertise. Our distribution system has over one million square feet of distribution capacity, including an integrated network of three national and five regional distribution centers. This network enables us to reduce our costs by reducing the delivered cost of merchandise and limiting the need to carry excess inventory. Our inventory control systems provide for effective replenishment of inventory and allow us to achieve optimal in-stock levels at our stores. Our logistics expertise has enabled us to dramatically increase inventory turns from 6.1x for fiscal 1998 to 7.7x for fiscal 2002.

  •
  Capitalize Upon Our Brand Awareness and Highly Successful Customer Loyalty Program. The "PETCO" brand name and our slogan "PETCO, where the pets go" are well known by pet owners. We believe that this awareness reinforces the fun and enjoyable shopping experience that we seek to create for our customers and their pets. P.A.L.S., our highly successful customer loyalty program, further enhances and reinforces the loyalty, brand awareness and satisfaction of our customers. Recently, our customers have been signing up for approximately one million new P.A.L.S. cards per quarter. Our P.A.L.S. members account for over 75% of our net sales and spend on average over 50% more per transaction than do our non-P.A.L.S. customers. Our exclusive program fosters a long-term, one-on-one relationship with the customer and builds brand loyalty and customer retention. Our program also provides us with one of the largest databases of information in the industry. Information on our customers' buying preferences allows us to more precisely deliver targeted marketing efforts and assists us in more effectively catering to our customers' needs.

  •
  Continue to Provide Superior, Knowledge-Based Customer Service. We seek to enhance our customers' shopping experience by providing knowledgeable and friendly customer service and creating a fun and exciting shopping environment. We seek to hire store managers and sales associates who themselves are pet owners and enthusiasts and therefore are more eager and better able to assist customers with their needs. We believe it is better to hire animal lovers and train them in retail rather than hire experienced retailers and hope they like animals. We believe that our customer service differentiates us from our competitors, leading to increased sales, attracting new customers and building customer loyalty.

Purchasing and Distribution

        Our centralized purchasing and distribution system minimizes the delivered cost of merchandise and maximizes the in-stock position of our stores. We currently operate three central and five regional distribution centers. The central distribution centers are located in Mira Loma, California; Monroe, New Jersey; and Joliet, Illinois. Bulk items for all stores are either shipped to regional distribution centers for redistribution or are sent directly to store locations. Manufacturers ship non-bulk supplies to the central distribution facilities which we then distribute either to regional centers or directly to store locations. We believe that our centralized distribution system enables our stores to maximize selling space by reducing necessary levels of safety stock carried in each store. We also provide order fulfillment services for our Internet customers through our three central distribution centers.

Marketing and Advertising

        Our marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These television, radio, circular and direct mail programs are designed to increase sales and consumer awareness of the PETCO brand name.

        In late 1997 we launched our P.A.L.S. customer loyalty program, which provides us with one of the largest databases of customer information in the industry, as our customers have recently been signing up for approximately one million new P.A.L.S. cards per quarter. Our P.A.L.S. database is integrated with our POS system, allowing us to track purchasing activity and shopping habits of our P.A.L.S. cardholders. This allows us to effectively target customers with personalized direct mail or e-mail messages, to provide promotional offers directly related to past purchases and to adjust our products and services mix to more effectively cater to our customers' needs.

        Local store marketing activities are conducted on a regular basis in most stores. These marketing activities include store opening events, in-store pet adoptions, informational seminars, school field trips, pet photos, product demonstrations, pet fairs and a variety of other local contests or cross-promotion events.

        We recently agreed to become the naming rights sponsor for PETCO Park, a new baseball stadium under construction in San Diego, California, which will be the home of the San Diego Padres commencing with the 2004 baseball season. As part of this arrangement, we will also receive certain other promotional benefits from the San Diego Padres.

Competition

        The pet food, supplies and services business is highly competitive. This competition can be categorized into three different segments: (1) supermarkets, warehouse clubs and mass merchants; (2) specialty pet store chains; and (3) traditional pet stores and independent service providers. We believe that the principal competitive factors influencing our business are product selection and quality, convenient store locations, customer service and price. We believe that we compete effectively within our various geographic areas. However, some of our competitors are much larger in terms of sales volume and have access to greater capital and management resources than we do.

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

Suppliers and Vendors

        We purchase most of our merchandise directly from specialty suppliers and manufacturers of national brands. We purchase the majority of our pet food products from three vendors: The Iams Company, Hill's Pet Products, Inc. (which produces Science Diet), and Nutro, Inc. Supplies of products from these vendors accounted for approximately 9%, 10% and 8%, respectively, of our net sales in fiscal 2001 and 8%, 9% and 8%, respectively, in fiscal 2002. While we do not maintain long-term supply contracts with any of our vendors, we believe that we enjoy a favorable and stable relationship with each of these vendors.

Information Systems

        We have invested significant resources in establishing a comprehensive integrated information system infrastructure, including approximately $40 million over the last three fiscal years to replace and upgrade our information systems. We have integrated all key functional areas that provide our management team with timely information on sales trends, inventory tracking and operational data at the individual store level. The system empowers regional, district and store managers to increase sales, control inventory and enhance customer satisfaction.

        Our in-store POS system tracks all sales by stockkeeping unit (SKU) using bar codes and allows management to compare current performance against historical performance and current year's budget on a daily basis. The information gathered by this system supports automatic replenishment of in-store inventory from our regional and central distribution centers and is integrated into product buying decisions. Store labor planning and visual presentation levels are supported by sales management information systems. We use Electronic Data Interchange (EDI) with a majority of suppliers for efficient transmittal of purchase orders, shipping notices and invoices. Management believes that the systems we have developed enable us to continue to improve customer service, operational efficiency and management's ability to monitor critical performance indicators. We continue to invest in supply chain technologies, human resources management, financial planning tools and continued improvement to the POS systems located in all stores.

Internet Initiatives

        We believe the Internet offers opportunities to complement our "brick-and-mortar" stores and to increase our retail commerce and consumer brand awareness of our products. We operate the popular e-commerce site www.petco.com, which provides our customers with pet-related content, commerce and community via the Internet. The information contained or incorporated in our web site is not a part of this Annual Report.

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

Employees

        As of February 1, 2003, we employed approximately 13,500 associates, of whom approximately 6,900 were employed full-time. Approximately 92% of our employees were employed in stores or in direct field supervision, approximately 4% in distribution centers and approximately 4% in our corporate headquarters in San Diego. We are not party to any collective bargaining arrangements, and we believe our labor relations are generally good.

Regulation

        The transportation and sale of small animals is governed by various state and local regulations. To date, these regulations have not had a material effect on our business or operations. However, a complaint filed in June 2002 by the San Francisco City Attorney's office alleged that certain associates have not properly cared for animals for sale in our two San Francisco stores. See "Item 3—Legal Proceedings." Our aquatics and small animal buyers and real estate department are responsible for compliance with regulations governing the transportation and sale of small animals. Prior to the opening of each store, our aquatics and small animal buyers and real estate department review the regulations of the relevant state and local governments. Our real estate department then ensures ongoing compliance by keeping abreast of industry publications and maintaining contacts with our aquatics and small animal suppliers and the appropriate regulatory agency within each relevant state and local government.

Available Information

        Our Internet address is www.petco.com. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Certain Cautionary Statements

        Some of the statements in this Annual Report, including, but not limited to, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Annual Report using words like "believe," "intend," "target," "expect," "estimate," "may," "should," "plan," "project," "contemplate," "anticipate," "predict" or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

If we are unable to profitably open and operate new stores, maintain the profitability of our existing stores and successfully complete our store remodel program, our business, financial condition and results of operations may be harmed.

        One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. We have opened approximately 40 to 60 stores per year (offset by closings and relocations of existing stores) between fiscal 1998 and fiscal 2002. We plan to increase our net store count by 40 to 50 stores per year and plan to target one or two new geographic markets per year.

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

        Our continued growth also depends, to a significant degree, on our ability to increase sales in our new and existing stores. Our comparable store net sales increased by 6.4%, 8.6% and 8.0% for fiscal 2000, 2001 and 2002, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our comparable store net sales increases in future periods may be lower than historical levels.

        There also can be no assurance that our existing stores will maintain their current levels of sales and profitability or that new stores will generate sales levels necessary to achieve store-level profitability, much less profitability comparable to that of existing stores. New stores that we open in our existing markets may draw customers from our existing stores and may have lower sales growth relative to stores opened in new markets. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operations. These factors, together with increased pre-opening expenses at our new stores, may reduce our average store contribution and operating margins. In addition, we are opening new stores in, and are remodeling some of our existing stores into, our millennium format, which incorporates our most recent merchandising strategies. There can be no assurance that our millennium format will be as or more profitable than our existing stores, and may be less profitable than historical levels for our other stores. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our business, financial condition and results of operations may be harmed.

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

        Our senior credit facility and the indenture governing our senior subordinated notes also contain covenants which may restrict or impair our growth plans. We currently expect to finance our store expansion plans from cash flow from operations, lease financing and capacity under our senior credit facility. To the extent that we are unable to obtain adequate financing for new store growth on acceptable terms, our ability to open new stores will be negatively impacted. As a result, there can be no assurance that we will be able to achieve our current plans for the opening of new stores. In addition, our failure to expand our distribution facilities or other internal systems or procedures in accordance with our growth plans, or difficulties we may incur in operating our distribution facilities, could adversely affect our ability to deliver merchandise to our stores in a timely fashion. As a result, our ability to support our planned new store growth may be harmed.

        In addition, we routinely evaluate our strategic alternatives with respect to each of our stores and our other operating assets and investments. In connection with this evaluation, we may elect to close stores or to sell or otherwise dispose of selected assets or investments. Excluding store relocations, we closed ten stores in fiscal 2000, six stores in fiscal 2001 and six stores in fiscal 2002. There can be no assurance that any future sale or disposition would be achieved on terms favorable to us because we incur closing costs or may lose sales to our competitors as a result.

Our substantial amount of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.

        We have, and will continue to have, a substantial amount of debt. As of February 1, 2003, this debt consisted primarily of (1) $192.5 million of borrowings under our senior credit facility (with $62.2 million of additional available credit, subject to certain conditions) and (2) $170.0 million in principal amount of our senior subordinated notes. Our level of indebtedness has important consequences. For example, our level of indebtedness may:

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

        The agreement governing our senior credit facility and the indenture governing our senior subordinated notes contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

  •
  incur more debt;

  •
  pay dividends, redeem or repurchase our stock or make other distributions;

  •
  make acquisitions or investments;

  •
  enter into transactions with affiliates;

  •
  merge or consolidate with others;

  •
  dispose of assets or use asset sale proceeds;

  •
  create liens on our assets; and

  •
  extend credit.

        If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.

Our failure to satisfy covenants in our debt instruments would cause a default under those instruments.

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

        We purchase significant amounts of products from three key vendors: The Iams Company, Hill's Pet Products, Inc. (which produces Science Diet) and Nutro, Inc. Supplies of products from these vendors accounted for approximately 9%, 10% and 8%, respectively, of our net sales in fiscal 2001 and 8%, 9% and 8%, respectively, in fiscal 2002. We do not maintain long-term supply contracts with any of our vendors. While we believe that our vendor relationships are satisfactory, any vendor could discontinue selling to us at any time. The loss of any of our three key vendors or any other significant vendors of premium pet food or pet supplies offered by us would have a negative impact on our business, financial condition and results of operations.

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

        Through the end of fiscal 1999, the premium pet food brands that we purchased from The Iams Company, Hill's Pet Products, Inc. and Nutro, Inc. were not widely available in supermarkets or mass merchants. One of our primary premium pet food vendors, The Iams Company, was purchased by Procter & Gamble in fiscal 1999. In March 2000, Procter & Gamble broadened the distribution of the Iams brand to supermarkets, warehouse clubs and mass merchants across the country. The Eukanuba brand of pet food, which is also manufactured by The Iams Company, continues to be sold exclusively through specialty channels such as PETCO. Sales of Iams brand pet food represented approximately 9% of our net sales in fiscal 1999, decreasing to approximately 6% of our net sales in fiscal 2000. The broadening of the distribution of Iams brand pet food negatively impacted our comparable store net sales during fiscal 2000, resulting in lower increases in comparable store net sales through the first quarter of 2001.

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

        Purchases of pet-related supplies may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income in general may affect companies in pet-related and other retail industries more significantly than companies in industries that rely less on discretionary consumer spending. In addition, due to our substantial amount of debt we are more susceptible to some of these adverse economic effects than are some of our competitors which have greater financial and other resources than we do.

Our operating results could be harmed if we are unable to integrate acquired companies into our operations.

        The pet food and supplies retailing industry is highly fragmented. We may pursue expansion and acquisition opportunities in the future, and we must efficiently integrate and combine operations of acquired companies to realize the anticipated benefits of acquisitions. To be successful, the integration process requires us to achieve the benefits of combining the companies, including generating operating efficiencies and synergies and eliminating or reducing redundant costs. Since we often have limited prior knowledge of acquired companies, there can be no assurance that the anticipated benefits of these acquisitions will be fully realized without incurring unanticipated costs or diverting management's attention from our core operations. Our operating results could be harmed if we are unable to efficiently integrate newly acquired companies into our operations. Any future acquisitions also could result in potentially dilutive issuances of equity securities, or the incurrence of additional debt or the assumption of contingent liabilities.

We have made investments in the past and may make investments in the future without being able to achieve an adequate return, if any, on our investment.

        In the past we have made, and in the future we may make, investments in strategic ventures or other complementary businesses in an effort to expand internationally or to otherwise grow our business. These investments typically involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of our resources, the inability of the new venture to generate sufficient revenues, the management of relationships with third parties and potential expenses. Strategic ventures have the added risk that the other strategic venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives. Although we have no present plans to make any such investment, there can be no assurance that any investment we make in the future would achieve an adequate return, if any.

        In the past we have terminated, and in the future we may terminate, our relationship in a strategic venture after we have made substantial investments in that strategic venture. For example, our investment in Petopia.com, an e-commerce destination for the sale of pet food and supplies, failed to achieve the desired results, and in fiscal 2000 we took a charge of approximately $10.2 million due to Petopia.com's pending liquidation and wrote off $1.3 million in receivables due from Petopia.com. In addition, in January 2002 we terminated our relationship with Canadian Petcetera Limited Partnership, which operated 32 Petcetera retail pet food and supplies stores in Canada, because the stores operated by the Canadian partnership were not producing the results we had anticipated. At the time of the termination of our relationship, we also entered into a settlement agreement with the other partners of the partnership to resolve allegations made by the other partners that we had reneged on an alleged agreement to buy out their interests in the Canadian partnership. We recorded a write-off of approximately $26.7 million in the fourth quarter of fiscal 2001, which represented the carrying value of our Canadian investment and related assets, and settlement expenses of approximately $10.3 million related to the settlement of the related dispute.

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

Negative publicity arising from claims that we do not properly care for animals we sell could adversely affect how we are perceived by the public and reduce our revenues and profitability.

        From time to time, we are subject to claims or complaints that we do not care properly for some of the animals we sell. For example, allegations were made in a complaint filed in June 2002 in the San Francisco Superior Court by the San Francisco City Attorney's office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint seeks damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all our stores. We are responding to the complaint and are defending it vigorously. The complaint and any similar allegations or actions which could be filed in the future could cause negative publicity which could have a material adverse effect on our results of operations.

Some of our compensation practices have been challenged in a complaint that, if successful, could harm our financial condition and results of operations.

        In July 2001, we received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. The purported class of plaintiffs allege that we improperly classified our salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. In December 2002, we announced our intention to settle all claims related to this lawsuit. While we continue to deny the allegations underlying the lawsuit, we have tentatively agreed to the settlement to avoid possible disruption to our business from protracted litigation. In fiscal 2002, we expensed $2.1 million, after tax, for the settlement, which received preliminary court approval but remains subject to final court approval. If the settlement is not approved, and the plaintiffs are successful, this litigation could further harm our financial condition, and any required change in our labor practices could have a negative impact on our results of operations. See "Item 3—Legal Proceedings."

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

        Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and there can be no assurance that we can retain our personnel. The loss of a member of senior management requires the remaining executive officers to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our senior executive positions on a timely basis could adversely affect our ability to implement our business strategy, which would negatively impact our results of operations.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

        Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the operations of the United States securities markets, the markets in which we operate and our operations and profitability. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

        As of March 19, 2003, our executive officers, directors and principal stockholders owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and will have significant control over our management and policies. The directors elected by these stockholders will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. Prior to consummation of our initial public offering, Green Equity Investors III, L.P. and TPG Partners III, L.P. and its affiliates entered into an agreement, pursuant to which they agreed to vote for two nominees of Green Equity Investors III, L.P. and two nominees of TPG Partners III, L.P. and its affiliates. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Future sales of shares of our common stock in the public market may depress our stock price.

        If our existing stockholders sell substantial amounts of our common stock in the public market or if there is a perception that these sales may occur, the market price of our common stock could decline. As of March 19, 2003, we had outstanding 57,373,067 shares of common stock. Of these shares, the 16,675,000 shares of common stock sold in our initial public offering and the shares sold to date by our stockholders pursuant to Rules 144, 144(k) or 701 under the Securities Act of 1933, as amended, are freely tradable in the public market, without restriction or further registration under the Securities Act, unless the shares are held by "affiliates" of ours, as such term is defined in Rule 144 of the Securities Act.

        We also have 3,150,601 shares of common stock reserved for issuance under our stock option and incentive plans, of which 2,320,736 shares were subject to outstanding options as of March 19, 2003. In March 2002, we filed a registration statement on Form S-8 to register all of the shares of common stock which could be purchased upon the exercise of stock options outstanding on that date and all other shares of common stock reserved for future issuance under our stock option and incentive plans. Accordingly, shares issued upon exercise of such options are freely tradable by holders who are not our affiliates and, subject to the volume and other limitations of Rule 144, by holders who are affiliates. All remaining shares held by our existing stockholders were issued and sold by us in private transactions, or are shares retained by senior management in connection with our recapitalization transaction in October 2000, and are eligible for public sale if registered under the Securities Act or sold in accordance with Rules 144, 144(k) or 701 thereunder.

        In addition, we intend to convert our existing registration statement on Form S-1, originally filed with the Securities and Exchange Commission on January 14, 2003, into a shelf registration statement on Form S-3 to register the sale by us of up to $55 million in aggregate amount of our common stock and the sale by some of our principal stockholders of up to 11,500,000 shares of our common stock. These shares will be available for sale into the public market from time to time following the effectiveness of the shelf registration statement, which we expect to occur in the first quarter of fiscal 2003.

The price of our common stock may be volatile.

        Since our initial public offering in February 2002, the price at which our common stock has traded has been subject to significant fluctuation. The market price for our common stock in the future may continue to be volatile. In addition, the stock market has recently experienced significant price and volume fluctuations that in many instances have been unrelated or disproportionate to the operating performance of specific companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management's attention and resources from our core business.

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

        Various provisions of the Delaware general corporation law, or the DGCL, and of our corporate governance documents may inhibit changes in control not approved by our board of directors and may have the effect of depriving our stockholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

  •
  a classified board of directors;

  •
  a prohibition on stockholder action through written consents;

  •
  a requirement that special meetings of stockholders be called only by our board of directors, our chairman or our president;

  •
  advance notice requirements for stockholder proposals and nominations; and

  •
  availability of "blank check" preferred stock.

        You are cautioned not to place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Annual Report. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of any new information, future events or otherwise.

ITEM 2.    PROPERTIES

        We lease all of our store and warehouse locations. The original lease terms for our stores generally range from five to 20 years, with many of these leases containing renewal options. Leases on 169 stores expire within the next three years. Of these leases, 131 contain renewal options.

        Our headquarters, located in San Diego, California, consists of two facilities. We own an approximately 70,000 square foot facility and we lease an approximately 43,000 square foot facility. The owned San Diego facility is financed under an obligation, which expires in February 2006. We also lease three central and five regional distribution centers. Our three central distribution centers collectively occupy approximately 900,000 square feet of space in Monroe, New Jersey; Joliet, Illinois; and Mira Loma, California under leases which expire in May 2018, April 2005 and September 2005, respectively. Our five regional distribution centers collectively occupy approximately 240,000 square feet of space in Stockton, California; Portland, Oregon; New Hope, Minnesota; Mansfield, Massachusetts; and Garland, Texas under leases which expire in April 2004, February 2007, September 2007, December 2003 and August 2004, respectively. Except with respect to the lease for our Portland, Oregon facility, all of our distribution center leases contain a renewal option.

        We design our stores to offer a fun, vibrant and enjoyable shopping experience for our customers and their pets. A typical PETCO store is moderately sized at 12,000 to 15,000 square feet, with low ceilings, attractive signage and bright lighting, resulting in a distinctive retail setting. Below is a table listing, for our 600 stores at February 1, 2003, the number of stores by state:

Number of PETCO Stores
as of February 1, 2003

State	Number of Stores	State	Number of Stores
Alabama	2	Mississippi	1
Arizona	17	Missouri	15
Arkansas	5	Montana	1
California	135	Nebraska	6
Colorado	15	Nevada	8
Connecticut	15	New Hampshire	7
Delaware	1	New Jersey	15
District of Columbia	1	New Mexico	4
Florida	6	New York	33
Georgia	11	North Dakota	2
Idaho	3	Ohio	4
Illinois	40	Oregon	14
Indiana	6	Pennsylvania	26
Iowa	6	Rhode Island	2
Kansas	8	South Dakota	1
Kentucky	1	Tennessee	9
Louisiana	2	Texas	52
Maine	2	Utah	6
Maryland	11	Vermont	1
Massachusetts	24	Virginia	12
Michigan	15	Washington	27
Minnesota	18	Wisconsin	10

ITEM 3.    LEGAL PROCEEDINGS

        In July 2001, we received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. The purported class of plaintiffs allege that we improperly classified our salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. In December 2002, we announced our intention to settle all claims related to this lawsuit. While we continue to deny the allegations underlying the lawsuit, we have tentatively agreed to the settlement to avoid possible disruption to our business from protracted litigation. In fiscal 2002, we expensed $2.1 million, after tax, for the settlement, which received preliminary court approval on March 7, 2003 but remains subject to final court approval, the hearing for which is anticipated in July 2003.

        In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney's office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all our stores. We are responding to the complaint and are defending it vigorously. The complaint and any similar actions, which could be filed in the future, could cause negative publicity, which could have a material adverse effect on our results of operations.

        From time to time we are involved in routine litigation and proceedings in the ordinary course of our business. We are not currently involved in any other pending litigation matters that we believe would have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock has been listed on The Nasdaq Stock Market's National Market under the symbol "PETC" since it was initially offered to the public on February 22, 2002. Prior to that time, there had not been a market for our common stock. The following table shows the high and low per share sale prices of our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal 2002
First Quarter (commencing February 22, 2002)	$25.75	$19.00
Second Quarter	26.70	16.55
Third Quarter	25.20	16.31
Fourth Quarter	25.95	20.57

        On March 19, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $20.08. As of March 19, 2003, there were approximately 100 holders of record of our common stock.

Dividend Policy

        We have not paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation of our business and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility and the indenture governing our senior subordinated notes place limitations on our ability to pay dividends or make other distributions in respect of our common stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the board of directors, including the DGCL, which provides that dividends are only payable out of surplus or current net profits.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical consolidated financial data as of, and for the fiscal years ended January 30, 1999, January 29, 2000, February 3, 2001, February 2, 2002 and February 1, 2003, presented below under the captions "Statement of Operations Data" and "Balance Sheet Data," have been derived from our audited consolidated financial statements as of those dates and for those periods. The selected historical consolidated financial data and notes should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

Fiscal Year Ended
Jan. 30, 1999	Jan. 29, 2000	Feb. 3, 2001(1)	Feb. 2, 2002	Feb. 1, 2003
(amounts in thousands, except per share amounts and store data)
Statement of Operations Data:
Net sales	$839,622	$990,289	$1,151,178	$1,300,949	$1,476,634
Cost of sales and occupancy costs	624,818	720,711	817,084	909,186	1,016,249

Gross profit	214,804	269,578	334,094	391,763	460,385
Selling, general and administrative expenses	187,938	220,800	263,713	304,967	343,752
Management fees and termination costs	—	—	1,040	3,120	12,760
Stock-based compensation and other costs	—	—	—	14,350	8,388
Litigation settlement	—	—	—	—	3,497
Write-off of Canadian investment	—	—	—	37,035	—
Merger and non-recurring costs	22,963	—	55,928	445	—

Operating income	3,903	48,778	13,413	31,846	91,988
Interest expense, net	6,718	8,936	22,971	40,837	32,666

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	(2,815)	39,842	(9,558)	(8,991)	59,322
Internet operations and equity in loss of unconsolidated affiliates	—	(1,254)	(4,543)	(3,083)	—

Earnings (loss) before income taxes and extraordinary item	(2,815)	38,588	(14,101)	(12,074)	59,322
Income taxes (benefit)	(438)	16,831	4,974	(2,215)	25,177

Earnings (loss) before extraordinary item	(2,377)	21,757	(19,075)	(9,859)	34,145
Extraordinary item—loss on extinguishment of debt (net of income tax benefit)	—	—	(1,264)	(12,942)	(2,004)

Net earnings (loss)	(2,377)	21,757	(20,339)	(22,801)	32,141
Increase in carrying amount and premium on redemption of redeemable preferred stock	—	—	(8,486)	(27,745)	(20,487)

Net earnings (loss) available to common stockholders	$(2,377)	$21,757	$(28,825)	$(50,546)	$11,654

Basic earnings (loss) per share	$(0.00)	$0.02	$(0.05)	$(1.32)	$0.21
Diluted earnings (loss) per share	$(0.00)	$0.02	$(0.05)	$(1.32)	$0.20
Shares used for computing basic earnings (loss) per share	927,212	928,136	632,162	38,429	56,094
Shares used for computing diluted earnings (loss) per share	927,212	938,872	632,162	38,429	56,906
Other Financial Data:
Gross profit margin	25.6%	27.2%	29.0%	30.1%	31.2%
EBITDA(2)	$34,285	$86,804	$55,668	$78,212	$142,514
Depreciation and amortization	$30,382	$39,280	$48,100	$51,694	$51,939
Inventory turns(3)	6.1	x	6.5	x	6.7	x	7.4	x	7.7	x
Store Data:
Percentage increase in comparable store net sales	6.4%	11.1%	6.4%	8.6%	8.0%
Net sales per square foot(4)	$157	$168	$177	(5)	$180	$188
Number of stores at period end	476	490	528	561	600

	As of
	Jan. 30, 1999	Jan. 29, 2000	Feb. 3, 2001(1)	Feb. 2, 2002	Feb. 1, 2003
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,324	$36,059	$18,044	$36,215	$108,937
Working capital	39,316	68,883	39,523	68,429	113,051
Total assets	387,135	453,894	454,319	473,572	554,855
Total debt, including current maturities(6)	99,880	118,465	391,191	401,157	365,541
Redeemable preferred stock	—	—	191,537	219,282	—
Common stockholders' equity (deficit)	183,841	205,890	(268,407)	(305,707)	(11,083)

(1)
The fiscal year ended February 3, 2001 consisted of 53 weeks, as compared to 52 weeks for each of the fiscal years ended January 30, 1999, January 29, 2000, February 2, 2002 and February 1, 2003.

(2)
Earnings (loss) before extraordinary item, interest (net), taxes, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP, but is used by some investors to determine a company's ability to service or incur indebtedness. EBITDA should not be construed as an indicator of a company's operating performance or liquidity, and should not be considered in isolation from or as a substitute for net earnings (loss), cash flows from operations or cash flow data prepared in accordance with GAAP. We have presented EBITDA as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

  A reconciliation of earnings (loss) before extraordinary item to EBITDA for the periods indicated is as follows:

	Fiscal Year Ended
	Jan. 30, 1999	Jan. 29, 2000	Feb. 3, 2001	Feb. 2, 2002	Feb. 1, 2003
	(amounts in thousands)
Earnings (loss) before extraordinary item	$(2,377)	$21,757	$(19,075)	$(9,859)	$34,145
Interest expense, net	6,718	8,936	22,971	40,837	32,666
Income taxes (benefit)	(438)	16,831	4,974	(2,215)	25,177
Depreciation and amortization	30,382	39,280	48,100	51,694	51,939
Interest included in amortization above	—	—	(1,302)	(2,245)	(1,413)

EBITDA	$34,285	$86,804	$55,668	$78,212	$142,514

        EBITDA includes the following unusual charges and expenses for the periods indicated:

	Fiscal Year Ended
	Jan. 30, 1999	Jan. 29, 2000	Feb. 3, 2001	Feb. 2, 2002	Feb. 1, 2003
	(amounts in thousands)
Merger and non-recurring costs	$22,963	$—	$55,928	$445	$—
Special G&A costs(a)	5,902	—	—	—	—
Write-off and settlement of former Canadian investment	—	—	—	37,035	—
Management fees and termination costs(b)	—	—	1,040	3,120	12,760
IPO financing and legal expenses(c)	—	—	—	—	1,197
Stock-based compensation(d)	—	—	—	17,351	8,439
Litigation settlement(e)	—	—	—	—	3,497
Internet operations and equity in loss of unconsolidated affiliates(f)	—	1,254	4,543	3,083	—

Total	$28,865	$1,254	$61,511	$61,034	$25,893

  (a)
  General and administrative costs of $5.9 million for the fiscal year ended January 30, 1999 consists of $1.4 million incurred in connection with a management realignment, and $4.5 million in connection with the relocation of our main distribution center and the replacement of our point-of-sale equipment in all stores.

  (b)
  Management fees were paid pursuant to our management services agreement, which we entered into in October 2000 in connection with our leveraged recapitalization. We terminated the management services agreement shortly after our initial public offering for a fee of $12.5 million.

  (c)
  Financing and legal expenses related to our initial public offering in February 2002.

  (d)
  In connection with the deemed increase in fair value related to outstanding stock options for accounting purposes as a result of our initial public offering, we recorded non-cash stock-based compensation totaling $17.4 million in the fiscal year ended February 2, 2002, of which $14.4 million and $3.0 million are recorded in stock-based compensation and other costs and cost of sales and occupancy costs, respectively, and $8.4 million in the fiscal year ended February 1, 2003, of which $7.0 million and $1.4 million are recorded in stock-based compensation and other costs and cost of sales and occupancy costs, respectively.

  (e)
  Related to the tentative settlement of California overtime litigation. See "Item 3—Legal Proceedings."

  (f)
  Internet operations and equity in loss of unconsolidated affiliates, primarily relating to our terminated investments in Petopia.com and Canadian Petcetera Limited Partnership, were $1.3 million for the fiscal year ended January 29, 2000, consisting of equity in losses for Petopia.com of $4.0 million and $2.7 million of net revenues in providing certain marketing and fulfillment services to Petopia.com; $4.5 million for the fiscal year ended February 3, 2001, consisting of equity in losses for Petopia.com of $11.5 million, $10.3 million of net revenues in providing certain marketing and fulfillment services to Petopia.com, the write-off of $1.3 million in receivables due from Petopia.com, transition costs of $1.5 million in relocating Petopia.com's operating assets and equity in loss of $0.5 million related to our former investment in Canadian Petcetera Limited Partnership; and $3.1 million for the fiscal year ended February 2, 2002 consisting of equity in loss of unconsolidated affiliates related to Canadian Petcetera Limited Partnership.

(3)
Calculated by dividing cost of sales and occupancy costs, excluding the impact of the 53rd week in fiscal 2000, for the most recent four quarters, by average fiscal quarter end inventory for the five most recent quarters.

(4)
Calculated by dividing net sales by gross square footage of stores open, weighted by the number of months stores are open during the period.

(5)
As adjusted to a 52-week period, net sales per square foot would have been $173 for the fiscal year ended February 3, 2001.

(6)
Includes capital leases and other obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1 of this Annual Report under the heading "Certain Cautionary Statements." Our actual results may differ materially from those contained in any forward-looking statements.

General

        PETCO is a leading specialty retailer of premium pet food, supplies and services. At February 1, 2003, we operated 600 stores in 43 states and the District of Columbia. We plan to follow a strategy of opening new stores in new and existing markets, expanding or relocating certain existing stores and closing under-performing stores. Since the middle of 2001, all new stores have been opened in our new millennium format. As a result of our store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store pre-opening expenses and lower anticipated sales volumes of newer stores.

        On October 2, 2000, we completed a leveraged recapitalization with an entity controlled by Leonard Green & Partners, L.P. and its affiliates, which we refer to collectively as Leonard Green, and TPG Partners III, L.P. and its affiliates, which we refer to collectively as Texas Pacific Group, the sponsors of the transaction. The transaction was financed by a combination of equity, senior subordinated debt and a senior credit facility. A group of equity investors led by the sponsors contributed a total of approximately $200 million of equity to PETCO in the transaction. The transaction was accounted for as a recapitalization, and as such, a step-up of assets to fair market value was not required.

        On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.5 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the exercise of the underwriters' over-allotment option. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.7 million of the net proceeds of our initial public offering, plus approximately $1.8 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued and unpaid interest through the repurchase date.

Results of Operations

        The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated. As a result of operational and strategic changes, period-to-period comparisons of financial results may not be meaningful and the results of our operations for historical periods may not be indicative of our future results.

	Fiscal Year Ended
	Feb. 3, 2001	Feb. 2, 2002	Feb. 1, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	71.0	69.9	68.8

Gross profit	29.0	30.1	31.2
Selling, general and administrative expenses	22.9	23.5	23.3
Management fees and termination costs	0.1	0.2	0.9
Stock-based compensation and other costs	—	1.1	0.6
Litigation settlement	—	—	0.2
Write-off of Canadian investment	—	2.9	—
Merger and non-recurring costs	4.8	—	—

Operating income	1.2	2.4	6.2
Interest expense, net	2.0	3.1	2.2

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	(0.8)	(0.7)	4.0
Internet operations and equity in loss of unconsolidated affiliates	(0.4)	(0.2)	—

Earnings (loss) before income taxes and extraordinary item	(1.2)	(0.9)	4.0
Income taxes (benefit)	0.4	(0.1)	1.7

Earnings (loss) before extraordinary item	(1.6)	(0.8)	2.3
Extraordinary item-loss on extinguishment of debt (net of income tax benefit)	(0.1)	(1.0)	(0.1)

Net earnings (loss)	(1.7)%	(1.8)%	2.2%

Fiscal Year Ended February 1, 2003 Compared with Fiscal Year Ended February 2, 2002

        Net sales increased 13.5% to $1.48 billion for fiscal 2002, from $1.30 billion for fiscal 2001. The increase in net sales resulted primarily from the comparable store net sales increase of 8.0% and the addition of 61 stores, partially offset by the closure of 22 stores, of which 16 were relocated. The comparable store net sales increase was attributable to maturing stores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $102.8 million, or 58.5%, of the net sales increase. The net increase in our store base accounted for approximately $72.9 million, or 41.5%, of the net sales increase.

        Gross profit, defined as net sales less the cost of sales including store occupancy costs, increased $68.6 million, or 17.5%, to $460.4 million for fiscal 2002, from $391.8 million for fiscal 2001. Gross profit in fiscal 2002 included $1.4 million in non-cash stock-based compensation expense on the deemed fair value of our common stock as a result of our initial public offering compared to $3.0 million in fiscal 2001. Gross profit, excluding the non-cash stock-based compensation expense, as a percentage of net sales increased to 31.3% for fiscal 2002 from 30.3% in the prior year period. The increase was driven by the continuing change in mix from lower-margin premium pet food sales to higher-margin categories, such as companion animals, toys, supplies and services; favorable shrink results; and improved margins on premium pet food due to shifts within the mix of pet food to higher-margin segments. The current year period also benefited from the leveraging of occupancy and efficiencies in distribution logistics and freight costs.

        Selling, general and administrative expenses increased $38.8 million, or 12.7%, to $343.8 million for fiscal 2002 from $305.0 million for fiscal 2001. As a percentage of net sales, these expenses decreased to 23.3% for fiscal 2002 from 23.5% in the prior year period. Increased investments in store associate training, increased pre-opening costs, increased fees to process debit and credit cards, and increased insurance, medical, dental, legal and travel costs offset the benefit from the elimination of goodwill amortization and the leverage of store operating costs. The adoption of SFAS No. 142 resulted in a $5.0 million benefit from the elimination of goodwill amortization, which was modestly offset by the recognition of goodwill impairment of $0.3 million in the second quarter of fiscal 2002.

        Management fees and termination costs were $12.8 million for fiscal 2002, compared to management fees of $3.1 million in the prior year period. We paid $12.5 million in termination costs in February 2002 to terminate the management services agreement that we entered into in conjunction with our leveraged recapitalization.

        Non-cash stock-based compensation and other costs decreased to $8.4 million for fiscal 2002 from $14.4 million in the prior year period. The non-cash stock-based compensation expenses were based on the deemed fair value of our common stock as a result of our initial public offering.

        Litigation settlement of $3.5 million in fiscal 2002 relates to the tentative settlement, which received preliminary court approval, of a complaint filed against us alleging violations of the California Labor Code and the Business and Professions Code requirements to pay overtime to certain employees.

        We previously owned a non-controlling limited partnership interest in Canadian Petcetera Limited Partnership, which operated retail pet food and supplies stores in Canada. On January 28, 2002, we terminated our relationship with the partnership. Accordingly, we recorded $37.0 million for the write-off of our Canadian investment in the fourth fiscal quarter of 2001, consisting of the write-off of approximately $26.7 million, which represented the carrying value of our investment and related assets as of the termination date, and approximately $10.3 million of settlement expense as a result of the settlement of a dispute between us and the other partners of the partnership.

        Merger and non-recurring costs of $0.4 million were recorded in fiscal 2001. These costs consisted of an additional loss of $0.3 million to sub-lease an acquired facility that was previously closed and additional legal costs of $0.1 million related to our leveraged recapitalization.

        Operating income was $92.0 million in fiscal 2002, or 6.2% of net sales, compared with operating income of $31.8 million in fiscal 2001, or 2.4% of net sales. Operating income includes merger and non-recurring costs of $0.4 million in fiscal 2001, the $37.0 million write-off and settlement related to our former Canadian investment in fiscal 2001, management fees and termination costs of $12.8 million and $3.1 million in fiscal 2002 and 2001, respectively, pursuant to a management services agreement that was terminated in connection with our initial public offering, IPO financing and legal expenses of $1.2 million in fiscal 2002, non-cash stock-based compensation charges of $8.4 million and $17.4 million in fiscal 2002 and 2001, respectively, and litigation settlement expense of $3.5 million in fiscal 2002.

        Net interest expense was $32.7 million in fiscal 2002 compared with net interest expense of $40.8 million in fiscal 2001. Lower debt levels and decreased interest rates, as a result of the refinancing of our senior subordinated notes and the amendment and restatement of our senior credit facility, both in October 2001, the repurchase of $30.0 million in aggregate principal amount of our senior subordinated notes in the first quarter of fiscal 2002 and the refinancing of our senior credit facility in August 2002, contributed to the reduction in interest expense.

        We recognized $3.1 million in equity in loss of unconsolidated affiliates for fiscal 2001 from our former limited partner interest in a limited partnership, which operated retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement through January 28, 2002, when we terminated our relationship with the partnership.

        We had income tax expense of $25.2 million in fiscal 2002 compared with an income tax benefit of $2.2 million in fiscal 2001. Our effective tax rate before non-recurring costs was 39.0% in fiscal 2002 and our effective tax rate before equity in loss of unconsolidated affiliates and non-deductible merger and non-recurring costs was 39.0% in fiscal 2001. We did not recognize any tax benefits from our equity in loss of unconsolidated affiliates in fiscal 2001 and we did not recognize any tax benefits related to certain expenses, including stock-based compensation, in fiscal 2002, resulting in effective tax rates before extraordinary item of 42.4% tax expense and 18.3% tax benefit in fiscal 2002 and fiscal 2001, respectively.

        We repurchased $30.0 million of our 10.75% senior subordinated notes due 2011 in fiscal 2002, resulting in an extraordinary loss upon early repurchase of $2.0 million (net of income tax benefit of $1.3 million.)

        We redeemed our 13% senior subordinated notes due 2010 in fiscal 2001, resulting in an extraordinary loss upon early redemption of $12.1 million (net of income tax benefit of $7.4 million). We retired approximately $71 million of our term loan facilities in fiscal 2001 resulting in an extraordinary loss upon early retirement of $0.8 million (net of tax benefit of $0.5 million).

        Net earnings were $32.1 million in fiscal 2002, compared with a net loss of $22.8 million in fiscal 2001. Our results include merger and non-recurring costs, the write-off and settlement related to our former Canadian investment, management fees pursuant to a management services agreement that was terminated in connection with our initial public offering, the non-cash stock-based compensation charge, litigation settlement, equity in loss of unconsolidated affiliates and extraordinary item, all net of tax, totaling $19.8 million and $52.7 million in fiscal 2002 and fiscal 2001, respectively.

        The holders of our series A preferred stock and our series B preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. We were not required to pay these dividends in cash. The dividends that were not paid in cash compounded quarterly. The dividends earned were added to the principal balance of the preferred stock, with a corresponding deduction in net income available to common stockholders. All of the preferred stock was redeemed in the first quarter of fiscal 2002 in connection with our initial public offering.

Fiscal Year Ended February 2, 2002 Compared with Fiscal Year Ended February 3, 2001

        Net sales increased 13.0% to $1.30 billion for fiscal 2001, which consisted of 52 weeks, from $1.15 billion for fiscal 2000, which consisted of 53 weeks. The increase in net sales for fiscal 2001 resulted primarily from the addition of 50 stores, partially offset by the closure of 17 stores, of which 11 were relocated, and a comparable store net sales increase of 8.6%, partially offset by the fact that fiscal 2000 was a 53-week year. The comparable store net sales increase was attributable to maturing stores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $95.4 million, or 63.7%, of the net sales increase, and $54.3 million, or 36.3%, was attributable primarily to the net increase in our store base. During the first quarter of fiscal 2000, the distribution of Iams brand pet food was broadened beyond specialty stores into supermarkets, warehouse clubs and mass merchants. Iams brand pet food represented approximately 9% of our net sales in fiscal 1999. The broadening of distribution of Iams brand pet food negatively impacted comparable store net sales by approximately 3% during both fiscal 2000 and the first quarter of fiscal 2001. For the second, third and fourth fiscal quarters of 2001, following the anniversary of the broadening of distribution of Iams brand pet food, the increases in comparable store net sales were 10.1%, 7.5% and 9.0%, respectively. Comparable store net sales in the third fiscal quarter of 2001 were modestly impacted by the September 11th terrorist attacks and, to a lesser extent, by weakening economic conditions.

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

        Selling, general and administrative expenses increased $41.3 million, or 15.7%, to $305.0 million for fiscal 2001 from $263.7 million for fiscal 2000. The increase was due primarily to increased personnel and related costs associated with supporting increased sales and new store openings and increased marketing and advertising costs. As a percentage of net sales, these expenses increased to 23.5% for fiscal 2001 from 22.9% in the prior year period. The increase for fiscal 2001 was primarily due to costs related to increased support functions and transition costs for the post-acquisition integration of Internet operations and increased insurance costs.

        Management fees under our management services agreement, entered into in connection with our leveraged recapitalization in October 2000, were $3.1 million for fiscal 2001 as compared to $1.0 million in fiscal 2000.

        Non-cash stock-based compensation, based on the deemed fair value of our common stock as a result of our initial public offering, was $14.4 million for fiscal 2001.

        We previously owned a non-controlling limited partnership interest in Canadian Petcetera Limited Partnership, which operated retail pet food and supplies stores in Canada. On January 28, 2002, we terminated our relationship with the partnership. Accordingly, we recorded $37.0 million for the write-off of our Canadian investment in the fourth fiscal quarter of 2001, consisting of the write-off of approximately $26.7 million, which represented the carrying value of our investment and related assets as of the termination date, and approximately $10.3 million of settlement expense as a result of the settlement of a dispute between us and the other partners of the partnership.

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

        Operating income was $31.8 million in fiscal 2001, or 2.4% of net sales, compared with operating income of $13.4 million in fiscal 2000, or 1.2% of net sales. Operating income includes merger and non-recurring costs of $0.4 million and $55.9 million in fiscal 2001 and fiscal 2000, respectively, the $37.0 million write-off and settlement related to our former Canadian investment in fiscal 2001, management fees of $3.1 million and $1.0 million in fiscal 2001 and 2000, respectively, pursuant to a management services agreement that was terminated in connection with our initial public offering, the $17.4 million non-cash stock-based compensation charge in fiscal 2001 and the $5.5 million impact of the 53rd week in fiscal 2000. Also included in operating income for fiscal 2001 is an operating loss of $2.0 million for Internet operations and transition costs related to Internet operations of $0.5 million.

        Net interest expense was $40.8 million in fiscal 2001 compared with net interest expense of $23.0 million in fiscal 2000. Increased borrowings in fiscal 2001, related to our leveraged recapitalization, led to the increase in interest expense.

        We recognized $3.1 million in equity in loss of unconsolidated affiliates for fiscal 2001 from our former limited partner interest in a limited partnership, which operated retail pet food and supplies stores in Canada. We accounted for our investment in the limited partnership using the equity method as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement.

        We recorded a loss of $4.5 million for Internet operations and equity in loss of unconsolidated affiliates for fiscal 2000. This primarily non-cash loss consists of $11.5 million of equity in the losses of Petopia.com, partially offset by $10.3 million we earned for our support of Petopia.com principally under the terms of our strategic alliance agreement, net of related expenses, the write-off of $1.3 million in receivables due from Petopia.com due to Petopia.com's pending liquidation, transition costs of $1.5 million incurred in relocating Petopia.com's operating assets to our national support center following our acquisition of certain operating assets of Petopia.com and equity in loss of unconsolidated affiliates of $0.5 million related to our former investment in a Canadian limited partnership. We acquired certain operating assets of Petopia.com in the fourth quarter of fiscal 2000 and the results of our Internet operations are included in our consolidated results for fiscal 2001.

        We had an income tax benefit of $2.2 million in fiscal 2001 compared with income tax expense of $5.0 million in fiscal 2000. Our effective tax rate before equity in loss of unconsolidated affiliates and non-deductible merger and non-recurring costs was 39.0% in fiscal 2001. Our effective tax rate before equity in loss of unconsolidated affiliates was 39.5% in fiscal 2000. We did not recognize any tax benefits from our equity in loss of unconsolidated affiliates, resulting in effective tax rates before extraordinary item of 18.3% tax benefit and (35.3%) tax expense in fiscal 2001 and fiscal 2000, respectively.

        We redeemed our 13% senior subordinated notes due 2010 in fiscal 2001, resulting in an extraordinary loss upon early redemption of $12.1 million (net of income tax benefit of $7.4 million). We retired approximately $71 million of our term loan facilities in fiscal 2001 resulting in an extraordinary loss upon early retirement of $0.8 million (net of tax benefit of $0.5 million).

        We retired a credit facility in fiscal 2000 in connection with our leveraged recapitalization and related unamortized debt issuance costs were written off, resulting in an extraordinary loss of $1.3 million (net of income tax benefit of $0.8 million).

        Net loss was $22.8 million in fiscal 2001, compared with net loss of $20.3 million in fiscal 2000. Our results include merger and non-recurring costs, the write-off and settlement related to our former Canadian investment, management fees pursuant to a management services agreement that was terminated in connection with our initial public offering, the non-cash stock-based compensation charge, internet operations and equity in loss of unconsolidated affiliates and extraordinary item, all net of tax, totaling $52.7 million and $46.3 million in fiscal 2001 and fiscal 2000, respectively, and the $2.9 million impact of the 53rd week in fiscal 2000.

        The holders of our series A preferred stock and our series B preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. We were not required to pay these dividends in cash. The dividends that were not paid in cash compounded quarterly. The dividends earned were added to the principal balance of the preferred stock, with a corresponding deduction in net income available to common stockholders. All of the preferred stock was redeemed in the first quarter of fiscal 2002 in connection with our initial public offering.

Quarterly Data

        The following tables set forth the unaudited quarterly results of operations for fiscal 2001 and fiscal 2002. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. We expect quarterly results of operations to fluctuate depending on the timing and amount of net sales contributed by new stores.

        We believe that our business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.

	Fiscal Quarter Ended
Fiscal 2001	May 5, 2001	Aug. 4, 2001	Nov. 3, 2001	Feb. 2, 2002
	(dollars in thousands)
Net sales	$304,494	$309,902	$322,853	$363,700
Gross profit	87,887	90,072	96,676	117,128
Operating income (loss)	11,783	10,766	14,448	(5,151)
Net loss	(436)	(694)	(10,760)	(10,911)
Stores open at end of period	538	548	560	561
Aggregate gross square footage	7,031,948	7,215,744	7,384,106	7,439,454
Percentage increase in comparable store net sales	7.7%	10.1%	7.5%	9.0%
	Fiscal Quarter Ended
Fiscal 2002	May 4, 2002	Aug. 3, 2002	Nov. 2, 2002	Feb. 1, 2003
	(dollars in thousands)
Net sales	$349,212	$354,469	$367,530	$405,423
Gross profit	103,703	108,420	114,277	133,985
Operating income	654	24,653	27,817	38,864
Net earnings (loss)	(9,227)	9,930	12,006	19,432
Stores open at end of period	571	585	600	600
Aggregate gross square footage	7,607,758	7,830,343	8,106,409	8,116,344
Percentage increase in comparable store net sales	9.3%	8.5%	8.3%	6.0%

Liquidity and Capital Resources

        We have financed our operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At February 1, 2003, total assets were $554.9 million, $283.6 million of which were current assets. Net cash provided by operating activities was $55.9 million, $79.8 million and $133.5 million for fiscal 2000, 2001 and 2002, respectively. Our sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity. We use operating cash principally to make interest payments on our debt and to purchase inventory. A portion of our inventory purchases is financed through vendor credit terms. We are highly leveraged following our leveraged recapitalization in October 2000, and we use cash generated from operating activities to service the increased debt levels.

        We use cash in investing activities to purchase fixed assets for new stores, to acquire stores, to remodel certain existing stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2003 will be approximately

$90 million to $95 million, which includes the estimated cost of purchasing a new national support center facility and remodeling up to 50 stores into our millennium format. We invested $9.5 million and $9.7 million in an affiliate in fiscal 2000 and 2001, respectively. The affiliate was a limited partnership that operated retail pet food and supplies stores in Canada. We did not make any investments in affiliates in fiscal 2002. Cash used in investing activities was $72.6 million, $60.3 million and $56.0 million for fiscal 2000, 2001 and 2002, respectively.

        We have also financed some of our purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during fiscal 2000 or 2001. Purchases of $1.1 million were financed in this manner during fiscal 2002.

        During fiscal 2000, we completed one acquisition of a retailer of pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired and the net cash invested in the business was $12.6 million. The excess of the aggregate cost over the fair value of net assets acquired was $10.9 million, which was recorded as goodwill.

        During fiscal 2000, we completed the acquisition of certain operating assets of Petopia.com in a transaction accounted for as a purchase. The aggregate fair value of assets acquired was $3.8 million. The excess of the aggregate cost over the fair value of net assets acquired was $3.1 million, which was recorded as goodwill.

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

        In October 2001, we issued $200 million of our 10.75% senior subordinated notes due November 2011 and amended and restated our senior credit facility. We used the proceeds from the issuance of our 10.75% senior subordinated notes to repay all of our then outstanding 13% senior subordinated notes due 2010 and retired approximately $71 million of the term loan facilities under our senior credit facility. As a result of the retirement and other amendments to the credit facility, the total commitment under our senior credit facility was reduced to $270 million, consisting of a $75.0 million revolving credit facility and a $195.0 million term loan facility.

        In August 2002, we refinanced our term loan facility so that the senior credit facility now consists of a $75.0 million revolving credit facility and a $193.5 million term loan facility for a total commitment of $268.5 million. Our senior credit facility expires between October 2, 2006 and October 2, 2008, and the agreement governing our senior credit facility contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At February 1, 2003, we were in full compliance with all of these covenants, the outstanding balance of our term loan facility was $192.5 million, and there were no borrowings on our revolving credit facility, which has $62.2 million of available credit.

        On February 3, 2003, we entered into a limited waiver and third amendment to our senior credit facility. The lenders waived provisions requiring the repayment of our term loans with the proceeds of a public offering, if the proceeds of the offering to us are at least $40 million and we use the proceeds to redeem or repurchase up to $40 million in principal amount of our 10.75% senior subordinated notes. The waiver expires if the public offering is not completed on or before May 31, 2003. Additionally, the amendment allows us to redeem or repurchase from time to time up to an additional $50 million of our 10.75% senior subordinated notes.

        We may from time to time seek to retire some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

        On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.5 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters' over-allotment option. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.7 million of the net proceeds of our initial public offering plus approximately $1.8 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face value plus accrued interest.

        Our primary long-term capital requirement is funding for the opening or acquisition of stores as well as the remodeling of certain existing stores. Cash flows used in financing activities were $1.3 million, $1.3 million and $4.8 million in fiscal 2000, 2001 and 2002, respectively. In fiscal 2000, 2001 and 2002, net proceeds of $16.9 million, $0.1 million and $273.1 million, respectively, were generated from sales of common stock. In fiscal 2000, net proceeds of $107.4 million, $75.7 million and $1.1 million, respectively, were generated by the issuance of our series A senior redeemable exchangeable cumulative preferred stock, our series B junior redeemable cumulative preferred stock and common stock warrants. In fiscal 2002, we used $239.8 million to redeem our series A senior preferred stock and our series B junior preferred stock and approximately $32.7 million, plus approximately $1.8 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest, leaving $170.0 million in aggregate principal amount of our senior subordinated notes outstanding. Remaining cash flows provided by financing activities were borrowings under long-term debt agreements, net of repayment of long-term debt agreements and other obligations. Cash flows from financing activities were used to fund our expansion program and working capital requirements.

        As of February 1, 2003, we had available net operating loss carryforwards of $19.3 million for federal income tax purposes, which begin expiring in 2012, and $20.0 million for state income tax purposes, which begin expiring in 2010.

        We anticipate that funds generated by operations and funds available under the credit facility will be sufficient to finance our continued operations and planned store openings at least through fiscal 2003.

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and other commitments at February 1, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due
	Less Than 1 Year	Years 2 to 3	Years 4 to 5	Thereafter	Total
	(dollars in thousands)
Long-term debt	$2,000	$4,000	$119,000	$237,500	$362,500
Capital lease and other obligations	450	896	1,757	—	3,103
Operating leases	141,470	253,227	208,190	474,080	1,076,967

Total contractual cash obligations	$143,920	$258,123	$328,947	$711,580	$1,442,570

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We do not expect implementation of SFAS No. 143 to have a significant effect on our results of operation or consolidated financial condition.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. Upon implementation of SFAS No. 145 we will be required to reclassify our extraordinary losses on early extinguishment of debt in our consolidated statement of operations for all periods presented.

        In January 2003, the FASB's Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and would require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of advertising expense. We will adopt the provisions of Issue 02-16 in the first quarter of fiscal 2003. While we have not completed our final analysis, the adoption of Issue 02-16 may have a material impact on the classification and timing of recognition of vendor consideration in our consolidated statement of operations.

        In November 2002, the FASB published interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which we refer to as FIN 45. FIN 45 expands on the accounting guidance of statements No. 5, 57 and 107 and incorporates without change the provisions of FASB interpretation No. 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements with respect to interim or annual periods ending after December 15, 2002. We adopted the provisions of FIN 45 in fiscal 2002. Our adoption of FIN 45 had no impact on our results of operations or disclosures in our financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. The purpose of the amendment is to enable companies that choose to adopt the fair value based method of accounting for stock-based compensation to report the full effect of employee stock options in their financial statements immediately upon adoption. We will continue to apply the disclosure-only provisions of SFAS No. 123. See Note 1 and Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our accounting for stock options. The transition provisions are effective for fiscal years ending after December 15, 2002. We adopted the annual disclosure provision of SFAS No. 148 in fiscal 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, which we will adopt in the first quarter of fiscal 2003.

        In January 2003, the FASB published interpretation No. 46, Consolidation of Variable Interest Entities, which we refer to as FIN 46, to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of FIN 46 are required to be adopted in fiscal 2003. We do not believe the adoption of FIN 46 will have a material impact on our financial position or results of operations.

Critical Accounting Principles and Estimates

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to inventories, asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and accounting for income taxes. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

  •
  significant negative industry or economic trends; or

  •
  store closings.

        When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we record an impairment charge based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

        We have recorded significant amounts of goodwill resulting from the acquisitions we have completed. Through February 2, 2002, we amortized goodwill on a straight-line basis over useful lives ranging from three to fifteen years. As a result of the adoption of SFAS No. 142, on February 3, 2002, we ceased amortizing goodwill. During the second quarter of 2002, we completed our transitional impairment analysis to assess the recoverability of the goodwill and recorded $0.3 million of goodwill impairment, in accordance with the provisions of SFAS No. 142. Based upon this analysis, we allocated all remaining goodwill to the individual stores open at the time of acquisition. At least annually, we will perform an analysis estimating fair value using the present value of estimated future cash flows and will record an impairment charge for stores with allocated goodwill in excess of its fair value.

        We maintain an accrual for self-insured workers compensation costs, which is classified in accrued salaries and employee benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to workers compensation claims and payments, information provided to us by our insurance broker, and industry experience and trends. All estimates of ultimate loss and loss adjustment expense, and resulting reserves, are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the occurrence of an accident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. Actual results should be expected to vary from estimated results and such variation could be substantial.

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

        We estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current taxes and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        At February 1, 2003 and February 2, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation

        Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net sales or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We entered into a $75.0 million interest rate collar agreement, or hedge, in December 2000 to offset this interest rate risk. We do not enter into derivative financial instruments for trading or speculative purposes. This hedge expired in December 2002 with no further liability. Changes in the intrinsic value of the hedge were recorded as accumulated other comprehensive income (loss). Amounts received or paid under the hedge were recorded as reductions of or additions to interest expense. We periodically evaluate alternative hedging strategies, although currently we have no hedges outstanding.

        All of the $192.5 million in debt under our senior credit facility as of February 1, 2003 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in LIBOR from the applicable rate at February 1, 2003 would increase net interest expense by approximately $0.3 million on an annual basis, and likewise would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

        We did not have any material foreign exchange or other significant market risk at February 1, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 15(a) hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference to our Proxy Statement relating to the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to our Proxy Statement relating to the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to General Instruction G(3) to form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain equity compensation plan information for PETCO as of February 1, 2003.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,268,786	$10.16	678,492	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,268,786	$10.16	678,492

(1)
Includes (A) 120,836 shares of our common stock reserved for issuance under the 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000, and (B) 557,656 shares of our common stock reserved for issuance under the 2002 Incentive Award Plan of PETCO Animal Supplies, Inc. (the "Incentive Plan"). A maximum of 1,170,756 shares of our common stock was initially reserved for issuance under the Incentive Plan, including (a) up to 1,115,006 shares of our common stock issuable upon the exercise of options or other awards granted under the Incentive Plan and (b) up to 55,750 shares of our common stock issuable upon the exercise of options to be automatically granted to our independent directors. The maximum number of shares of our common stock issuable under the Incentive Plan will automatically increase on March 1 of each year during the term of the Incentive Plan, commencing on March 1, 2003, by (x) an amount equal to 2.0% of the total number of issued and outstanding shares of our common stock outstanding as of the last day of the fiscal year immediately preceding such March 1 with respect to awards generally and (y) an amount equal to 0.1% of the total number of issued and outstanding shares of our common stock outstanding as of the last day of the fiscal year immediately preceding such March 1 with respect to options to be automatically granted to our independent directors. The maximum number of shares of common stock that may be issued as incentive stock options under the Incentive Plan will not exceed 10,000,000 shares.

        The additional information required by Item 12 is incorporated by reference to our Proxy Statement relating to the 2003 Annual Meeting of Stockholders under the heading "Securities

Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission pursuant to General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to our Proxy Statement relating to the 2003 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions," to be filed with the Securities and Exchange Commission pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

        1.    The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

        2.    Financial Statement Schedules

  None.

        3.    Exhibits

  The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the fiscal quarter ended February 1, 2003.

(c)  Exhibits

        The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of PETCO Animal Supplies, Inc.
3.2(1)	Amended and Restated Bylaws of PETCO Animal Supplies, Inc.
4.1(2)	Indenture, dated as of October 26, 2001, by and among PETCO, certain subsidiaries of PETCO and U.S. Bank N.A., as trustee.
4.2(2)	Exchange and Registration Rights Agreement, dated as of October 26, 2001, by and between PETCO, certain subsidiaries of PETCO and Goldman Sachs & Co., as initial purchaser.
4.3(3)	Form of Specimen Common Stock Certificate.
4.4(2)	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO and certain stockholders of PETCO.
4.5(2)	Amended and Restated Securityholders Agreement, dated as of February 19, 2002, by and among PETCO and certain securityholders of PETCO.
10.1(2)
Form of Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto, as amended.
10.2(4)
Second Amendment dated as of July 31, 2002 to Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto.
10.3*
Third Amendment dated as of February 3, 2003 to Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto.

10.4(2)	Distribution Center Lease, dated as of February 20, 1998, by and between PETCO and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois.
10.5(2)	Distribution Center Lease, dated as of November 24, 1997, by and between PETCO and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California.
10.6(2)	Management Services Agreement, dated as of October, 2, 2000, by and among PETCO, Leonard Green & Partners, L.P. and TPG GenPar III, L.P.
10.7(2)	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO and Brian K. Devine.
10.8(2)	Employment Agreement, dated as of October 2, 2000, by and between PETCO and Bruce C. Hall.
10.9(2)	Employment Agreement, dated as of October 2, 2000, by and between PETCO and James M. Myers.
10.10(2)	Form of Indemnification Agreement between PETCO and certain officers and directors.
10.11(2)	Form of Retention Agreement for executive officers.
10.12(2)	Form of Retention Agreement for non-executive officers.
10.13(5)	PETCO Animal Supplies 401(k) plan.
10.14(2)	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998.
10.15(2)	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000.
10.16(2)	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement.
10.17(2)	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement.
10.18(2)	Form of PETCO Animal Supplies, Inc. Restricted Stock Agreement.
10.19(2)	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO and BD Recapitalization Corp.
10.20(2)	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO and BD Recapitalization Corp.
10.21(2)	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California.
10.22(2)	PETCO Animal Supplies Deferred Compensation Plan.
10.23(2)	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.
10.24(3)	Consulting Agreement, effective as of November 29, 2001, by and between PETCO and Brian K. Devine.
10.25(3)	Supplemental Executive Retirement Program, effective as of November 29, 2001, by and between PETCO and Brian K. Devine.
10.26(6)	Distribution Center Lease, dated as of May 30, 2002, by and between PETCO and South Middlesex Development Company, LLC for 24 Englehard drive, Monroe, New Jersey.
21.1(2)	Subsidiaries of PETCO.

23.1*	Consent of KPMG LLP, Independent Auditors.

*
Filed herewith

(1)
Incorporated by reference to PETCO's Registration Statement on Form S-4, as amended (File No. 333-84474).

(2)
Incorporated by reference to PETCO's Registration Statement on Form S-1, as amended (File No. 333-75830).

(3)
Incorporated by reference to PETCO's Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended.

(4)
Incorporated by reference to PETCO's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002.

(5)
Incorporated by reference to PETCO's Registrations Statement on Form S-8 (File No. 333-100397).

(6)
Incorporated by reference to PETCO's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002.

(d)  Financial Statement Schedules.

        None.

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
Date: March 20, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN K. DEVINE Brian K. Devine	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2003
/s/ JAMES M. MYERS James M. Myers	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 20, 2003
/s/ JOHN M. BAUMER John M. Baumer	Director	March 20, 2003
/s/ JONATHAN COSLET Jonathan Coslet	Director	March 20, 2003
/s/ JOHN G. DANHAKL John G. Danhakl	Director	March 20, 2003

/s/ JULIAN C. DAY Julian C. Day	Director	March 20, 2003
/s/ CHARLES W. DUDDLES Charles W. Duddles	Director	March 20, 2003
/s/ ARTHUR B. LAFFER Arthur B. Laffer	Director	March 20, 2003
/s/ WILLIAM S. PRICE III William S. Price III	Director	March 20, 2003

Certifications

I, Brian K. Devine, certify that:

        1.    I have reviewed this annual report on Form 10-K of PETCO Animal Supplies, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ BRIAN K. DEVINE Chief Executive Officer

I, James M. Myers, certify that:

        1.    I have reviewed this annual report on Form 10-K of PETCO Animal Supplies, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ JAMES M. MYERS Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
PETCO Animal Supplies, Inc.:

        We have audited the accompanying consolidated balance sheets of PETCO Animal Supplies, Inc. and subsidiaries as of February 2, 2002 and February 1, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended February 1, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PETCO Animal Supplies, Inc. and subsidiaries as of February 2, 2002 and February 1, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill in 2002.

                      /s/ KPMG LLP

San Diego, California
March 10, 2003

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	February 2, 2002	February 1, 2003
ASSETS (note 5)
Current assets:
Cash and cash equivalents	$36,215	$108,937
Receivables	9,694	14,303
Inventories	128,991	138,410
Deferred tax assets (note 11)	26,287	14,492
Other	8,249	7,459

Total current assets	209,436	283,601

Fixed assets (note 7):
Equipment	147,295	173,048
Furniture and fixtures	80,526	92,768
Leasehold improvements	158,731	171,925

	386,552	437,741
Less accumulated depreciation and amortization	(175,420)	(219,299)

	211,132	218,442
Debt issuance costs	6,086	5,724
Goodwill	40,928	40,644
Other assets	5,990	6,444

	$473,572	$554,855

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$52,223	$61,308
Accrued expenses	49,289	65,091
Accrued salaries and employee benefits	32,943	41,740
Current portion of long-term debt (note 5)	2,000	2,000
Current portion of capital lease and other obligations (note 7)	4,552	411

Total current liabilities	141,007	170,550
Long-term debt, excluding current portion (note 5)	192,500	190,500
Senior subordinated notes payable (note 6)	200,000	170,000
Capital lease and other obligations, excluding current portion (note 7)	2,105	2,630
Deferred tax liability (note 11)	6,219	13,268
Deferred rent and other liabilities	18,166	18,990

Total liabilities	559,997	565,938

Preferred stock (note 8):
$.01 par value, 500 and 5,000 shares authorized at February 2, 2002 and February 1, 2003, respectively, 111 and 78 shares issued and outstanding at February 2, 2002
14% Series A senior redeemable preferred stock	130,038	—
12% Series B junior redeemable preferred stock	89,244	—
Stockholders' equity (deficit) (notes 9 and 10):
Common stock, $.001 par value, 250,000 shares authorized at February 1, 2003 and 39,117 and 57,373 shares issued and outstanding at February 2, 2002 and February 1, 2003, respectively	39	57
Additional paid-in capital	(187,380)	65,179
Deferred compensation	(8,439)	—
Accumulated deficit	(108,460)	(76,319)
Accumulated comprehensive loss	(1,467)	—

Total stockholders' deficit	(305,707)	(11,083)

Commitments and contingencies (notes 5, 6, 7 and 14)	$473,572	$554,855

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Net sales	$1,151,178	$1,300,949	$1,476,634
Cost of sales and occupancy costs	817,084	909,186	1,016,249

Gross profit	334,094	391,763	460,385
Selling, general and administrative expenses	263,713	304,967	343,752
Management fees and termination costs	1,040	3,120	12,760
Stock-based compensation and other costs	—	14,350	8,388
Litigation settlement	—	—	3,497
Write-off of Canadian investment (note 4)	—	37,035	—
Merger and non-recurring costs (note 3)	55,928	445	—

Operating income	13,413	31,846	91,988
Interest income	(1,551)	(612)	(801)
Interest expense	24,522	41,449	33,467

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates, income taxes and extraordinary item	(9,558)	(8,991)	59,322
Internet operations and equity in loss of unconsolidated affiliates (note 4)	(4,543)	(3,083)	—

Earnings (loss) before income taxes and extraordinary item	(14,101)	(12,074)	59,322
Income taxes (benefit) (note 11)	4,974	(2,215)	25,177

Earnings (loss) before extraordinary item	(19,075)	(9,859)	34,145
Extraordinary item—loss on extinguishment of debt (net of income tax benefit of $825, $7,888 and $1,332, respectively) (notes 5 and 6)	(1,264)	(12,942)	(2,004)

Net earnings (loss)	(20,339)	(22,801)	32,141
Increase in carrying amount and premium on redemption of preferred stock	(8,486)	(27,745)	(20,487)

Net earnings (loss) available to common stockholders	$(28,825)	$(50,546)	$11,654

Basic earnings (loss) per common share:
Earnings (loss) before extraordinary item	$(0.05)	$(0.98)	$0.24
Extraordinary loss on early extinguishment of debt	—	(0.34)	(0.03)

Earnings (loss) per common share	$(0.05)	$(1.32)	$0.21

Diluted earnings (loss) per common share:
Earnings (loss) before extraordinary item	$(0.05)	$(0.98)	$0.24
Extraordinary loss on early extinguishment of debt	—	(0.34)	(0.04)

Earnings (loss) per common share	$(0.05)	$(1.32)	$0.20

Shares used for computing basic earnings (loss) per share	632,162	38,429	56,094

Shares used for computing diluted earnings (loss) per share	632,162	38,429	56,906

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended February 3, 2001, February 2, 2002 and February 1, 2003

(In thousands)

	Common Stock
							Total Stockholders' Equity/ (Deficit)
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Loss
	Shares	Amount
Balances at January 29, 2000	928,708	$928	$270,282	$—	$(65,320)	$—	$205,890
Exercise of options	4,690	5	1,096	—	—	—	1,101
Issuance of common stock	31,988	32	15,841	—	—	—	15,873
Repurchase and retirement of common stock	(927,192)	(927)	(462,500)	—	—	—	(463,427)
Note receivable from officer for exercise of options	—	—	(85)	—	—	—	(85)
Issuance of common stock warrants	—	—	1,066	—	—	—	1,066
Accretion of redeemable preferred stock	—	—	(8,486)	—	—	—	(8,486)
Net loss	—	—	—	—	(20,339)	—	(20,339)

Balances at February 3, 2001	38,194	$38	$(182,786)	$—	$(85,659)	$—	$(268,407)
Exercise of options	923	1	123	—	—	—	124
Amortization of deferred compensation (net)	—	—	23,934	(9,288)	—	—	14,646
Amortization of deferred compensation	—	—	—	849	—	—	849
Notes receivable from stockholders for exercise of options	—	—	(906)	—	—	—	(906)
Accretion of redeemable preferred stock	—	—	(27,745)	—	—	—	(27,745)
Unrealized loss on hedge	—	—	—	—	—	(1,467)	(1,467)
Net loss	—	—	—	—	(22,801)	—	(22,801)

Balances at February 2, 2002	39,117	$39	$(187,380)	$(8,439)	$(108,460)	$(1,467)	$(305,707)
Exercise of options	639	1	651	—	—	—	652
Issuance of common stock	15,500	15	272,496	—	—	—	272,511
Exercise of warrants	2,132	2	(2)	—	—	—	—
Retirement of stock	(15)	—	(19)	—	—	—	(19)
Amortization of deferred compensation (net)	—	—	(290)	8,439	—	—	8,149
Payments on notes receivable from stockholders for exercise of options	—	—	210	—	—	—	210
Accretion and premium on redemption of redeemable preferred stock	—	—	(20,487)	—	—	—	(20,487)
Unrealized gain on hedge	—	—	—	—	—	1,467	1,467
Net earnings	—	—	—	—	32,141	—	32,141

Balances at February 1, 2003	57,373	$57	$65,179	$—	$(76,319)	$—	$(11,083)

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Cash flows from operating activities:
Net earnings (loss)	$(20,339)	$(22,801)	$32,141
Depreciation and amortization	48,100	51,694	51,939
Provision for deferred and other taxes	658	(10,982)	18,342
Internet operations and equity in loss of unconsolidated affiliates	4,543	3,083	—
Stock-based compensation	—	17,351	8,651
Non-cash write-off of investment in affiliate	10,206	26,093	—
Non-cash write-off of debt issuance costs	2,089	12,430	186
Changes in assets and liabilities, net of effects of purchase acquisitions:
Receivables	(1,391)	(1,383)	(4,609)
Inventories	(2,813)	(6,787)	(9,419)
Other assets	(1,229)	(843)	699
Accounts payable	(3,622)	6,712	9,085
Accrued expenses	16,084	(2,243)	17,642
Accrued salaries and employee benefits	5,214	9,430	8,797
Deferred rent and other liabilities	(1,596)	(1,995)	72

Net cash provided by operating activities	55,904	79,759	133,526

Cash flows from investing activities:
Additions to fixed assets	(46,521)	(56,235)	(56,209)
Investment in affiliate	(9,510)	(9,728)	—
Net cash invested in acquisitions of businesses	(16,407)	—	—
Net (loans) repayments to/from employees	—	(906)	210
Repayment of loan to affiliate	—	6,545	—
Change in other assets	(197)	—	—

Net cash used in investing activities	(72,635)	(60,324)	(55,999)

Cash flows from financing activities:
Borrowings under long-term debt agreements	397,521	215,650	—
Repayment of long-term debt agreements	(117,175)	(210,150)	(32,000)
Debt issuance costs	(11,254)	(1,210)	(1,465)
Repayment of capital lease and other obligations	(7,955)	(5,678)	(4,715)
Repurchase of common stock	(463,427)	—	—
Net proceeds from the issuance of common stock	16,889	124	273,144
Net proceeds from the issuance of Series A redeemable preferred Stock	107,376	—	—
Net proceeds from the issuance of Series B redeemable preferred Stock	75,675	—	—
Repayment of Series A redeemable preferred Stock	—	—	(142,231)
Repayment of Series B redeemable preferred Stock	—	—	(97,538)
Proceeds from the issuance of common stock warrants	1,066	—	—

Net cash used in financing activities	(1,284)	(1,264)	(4,805)

Net increase/(decrease) in cash and cash equivalents	(18,015)	18,171	72,722
Cash and cash equivalents at beginning of year	36,059	18,044	36,215

Cash and cash equivalents at end of year	$18,044	$36,215	$108,937

Supplemental cash flow disclosures:
Interest paid on debt	$13,734	$42,989	$32,884
Income taxes paid	$6,052	$2,673	$1,390
Supplemental disclosure of non-cash financing activities:
Additions to capital leases	$—	$—	$1,101

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 3, 2001, February 2, 2002 and February 1, 2003

(In thousands, except per share data or as otherwise noted)

1. Summary of Significant Accounting Policies

(a)
Description of Business:

        PETCO Animal Supplies, Inc. (the "Company" or "PETCO") a Delaware corporation, is a national specialty retailer of premium pet food, supplies and services with stores in 43 states and the District of Columbia.

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

(i)
Goodwill and Long-Lived Assets:

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement's effective date. SFAS No. 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company completed its assessment based on an analysis of estimated fair value using a discounted cash flow method with an interest rate based on an analysis of industry surveys, and recorded $284 of transitional goodwill impairment in fiscal 2002. The impact of this change in accounting principle is not material to the consolidated financial statements and, accordingly, the effect of this change is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At least annually, we will perform an impairment analysis and will record an impairment charge for any store with allocated goodwill in excess of its fair value. Non-compete agreements, which comprise all of the Company's intangible assets with defined lives, had a carrying value of $517 and $273 and accumulated amortization of $1,513 and $1,757 at February 2, 2002 and February 1, 2003, respectively.

        The effect of adoption of SFAS No. 142 on the reported net earnings (loss) for the periods presented is as follows:

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Net earnings (loss) available to common stockholders as reported	$(28,825)	$(50,546)	$11,654
Add back goodwill impairment, net of tax	—	—	173
Add back amortization of goodwill, net of tax	2,766	3,045	—

Net earnings (loss) available to common stockholders as adjusted	$(26,059)	$(47,501)	$11,827

Basic net earnings loss) per common share:
Net earnings (loss) as reported	$(0.05)	$(1.32)	$0.21
Add back amortization and impairment of goodwill	0.01	0.08	—

Net earnings (loss) as adjusted	$(0.04)	$(1.24)	$0.21

Diluted net earnings (loss) per common share:
Net earnings (loss) as reported	$(0.05)	$(1.32)	$0.20
Add back amortization and impairment of goodwill	0.01	0.08	0.01

Net earnings (loss) as adjusted	$(0.04)	$(1.24)	$0.21

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Before extraordinary item:
Net earnings (loss) available to common stockholders as reported	$(27,561)	$(37,604)	$13,658
Add back goodwill impairment, net of tax	—	—	173
Add back amortization of goodwill, net of tax	2,766	3,045	—

Net earnings (loss) available to common stockholders as adjusted	$(24,795)	$(34,559)	$13,831

Basic net earnings (loss) per common share:
Net earnings (loss) as reported	$(0.05)	$(0.98)	$0.24
Add back amortization and impairment of goodwill	0.01	0.08	0.01

Net earnings (loss) as adjusted	$(0.04)	$(0.90)	$0.25

Diluted net earnings (loss) per common share:
Net earnings (loss) as reported	$(0.05)	$(0.98)	$0.24
Add back amortization and impairment of goodwill	0.01	0.08	—

Net earnings (loss) as adjusted	$(0.04)	$(0.90)	$0.24

        In addition, the Company periodically assesses long-lived assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent carrying value exceeds the fair value of the asset. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. Assessments of long-lived assets resulted in write-downs of fixed assets of $2,457, $858 and $150 during fiscal 2000, 2001 and 2002, respectively. These write-downs relate to store furnishings, equipment and leasehold improvements for planned store closures and are recorded in cost of sales and occupancy costs in the accompanying statements of operations.

(j)
Other Assets:

        The Company had a secured loan to another limited partner in a limited partnership which operated retail pet food and supply stores in Canada. The interest rate on the loan was 7.5% and the loan was repaid in full on January 28, 2002.

        The remainder of other assets consists primarily of lease deposits, non-compete agreements and prepaid expenses. Non-compete agreements are amortized using the straight-line method over the periods of the agreements, generally five to seven years. Accumulated amortization for intangible other assets at February 2, 2002 and February 1, 2003 was $1,513 and $1,757, respectively.

(k)
Debt Issuance Costs:

        Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt. Accumulated amortization for debt issuance costs at February 2, 2002 and February 1, 2003 was $1,549 and $2,958, respectively.

(l)
Store Closing Costs:

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management continually reviews the ability of stores to provide positive contributions to the Company's results. Prior to December 31, 2002, the Company charged costs associated with store closures to operations upon commitment to close a store within 12 months of the date of commitment. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net against contractual sub-lease income and are recorded in cost of sales and occupancy costs in the accompanying statements of operations. For fiscal 2000, 2001 and 2002 store closing costs charged to operations were $90, $260 and $2,109, respectively. Total accrued store closing costs were $2,539 and $2,702 as of February 2, 2002 and February 1, 2003, respectively, and are included in accrued expenses and deferred rent and other liabilities.

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

(o)
Stock-Based Compensation:

        The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt the interim disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003.

        Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) would have been as reflected in the following table. The weighted average fair value of the options granted during fiscal 2000, 2001 and 2002 was estimated as $0.13, $0.56 and $8.76, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 49.5%, 57.5% and 44.3% for fiscal 2000, 2001 and 2002, respectively, risk-free interest rate of 5.8% and 3.7% for fiscal 2000 and 2001, respectively, and rates ranging from 2.6% to 4.3% for fiscal 2002, and an expected life of five years for fiscal 2000, three years for fiscal 2001, and five years for fiscal 2002.

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Net earnings (loss) available to common stockholders	$(28,825)	$(50,546)	$11,654
Stock-based compensation recorded using the intrinsic value method, net of tax	—	10,584	5,277

Net earnings (loss) before stock based compensation	(28,825)	(39,962)	16,931
Stock based compensation using the fair value method, net of tax	5	2,045	5,509

Pro-forma net earnings (loss) available to common stockholders	(28,830)	(42,007)	11,422

Pro-forma basic earnings (loss) per common share	(0.05)	(1.09)	0.20
Pro-forma diluted earnings (loss) per common share	(0.05)	(1.09)	0.20

        In connection with fixed plan stock option awards granted to employees in fiscal 2001, the Company recorded deferred compensation of $9,288 equal to the aggregate differences between the exercise prices of the options granted and the deemed fair value for accounting purposes. Deferred compensation was amortized over the vesting periods of the options, generally five years. During fiscal 2001 and fiscal 2002, the Company recorded amortization in the amount of $849 and $8,439 respectively. For certain fixed plan options, the Company recorded stock-based compensation of $16,502 based on changes in the deemed fair value of the common stock.

        Total stock-based compensation for fiscal 2001 was $17,351 and is recorded in cost of sales and occupancy costs and stock-based compensation and other costs in the amounts of $3,001 and $14,350, respectively, in the accompanying consolidated statements of operations.

        Total stock-based compensation for fiscal 2002 was $8,651 and is recorded in cost of sales and occupancy costs and stock-based compensation and other costs in the amounts of $1,460 and $7,191, respectively, in the accompanying consolidated statements of operations.

        See Note 10 for a summary of stock options outstanding.

(p)
Comprehensive Income:

        SFAS No. 130, Reporting Comprehensive Income, requires that certain items of comprehensive income other than net earnings or loss be reported in the financial statements. During fiscal 2001, the Company recorded $1,467, net of tax benefit of $868, to other comprehensive loss related to the decline in fair value of the Company's interest rate hedge. During fiscal 2002, the Company recorded $1,467, net of tax expense of $868, to other comprehensive income related to the increase in fair value of the Company's interest rate hedge which expired in December 2002.

(q)
Revenue Recognition:

        Revenue from sales of the Company's products is recognized at the point of sale for retail stores and, for merchandise shipped to customers, revenue is recognized and title and risk of loss pass at the time of shipment.

(r)
Segment Reporting:

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires annual and interim reporting for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's stores are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the stores and the common nature of the products, customers and methods of distribution.

(s)
Reclassifications:

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

(t)
Derivative Instruments and Hedging Activities:

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet. In December 2000, the Company entered into a $75.0 million interest rate collar agreement, or hedge, to limit its exposure to the interest rate risk associated with variable rate debt. During the fiscal year ended February 2, 2002, the Company recorded $1,467, net of tax benefit of $868, to other comprehensive loss in the balance sheet related to the decline in fair value of the derivative. During the fiscal year ended February 1, 2003, the Company recorded $1,467, net of tax expense of $868, to other comprehensive income in the balance sheet related to the increase in fair value of the derivative. The hedge terminated during the fiscal year ended February 1, 2003.

(u)
Net Earnings (Loss) per Share:

        Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of potentially issuable common stock.

        Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per common share, basic and diluted, are presented below:

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Net earnings (loss) available to common stockholders	$(28,825)	$(50,546)	$11,654

Common shares, basic	632,162	38,429	56,094
Dilutive effect of stock options and warrants	—	—	812

Common shares, diluted	632,162	38,429	56,906

        Warrants to purchase 2,132 shares of common stock were outstanding at February 3, 2001 and February 2, 2002, but were not included in the computation of diluted earnings (loss) per common share because the conversion would have an antidilutive effect on diluted earnings (loss) per common share. Options to purchase common shares that were outstanding but not included in the computation of diluted earnings (loss) per common share because the conversion would have an antidilutive effect were 1,452 and 1,355 for the fiscal years ended 2000 and 2001, respectively.

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

        During fiscal 2000, transaction costs of $19,771 were incurred and expensed related to the recapitalization. Additionally, financing costs of $11,254 have been deferred and are being amortized over the lives of the new debt facilities. Amortization of deferred financing costs for fiscal 2000, 2001 and 2002 was $1,301, $2,245 and $1,413, respectively.

3. Business Combinations

        During fiscal 2000, the Company completed one acquisition of a retailer of pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired and the net cash invested in the business was $12,575. The excess of the aggregate cost over the fair value of net assets acquired was $10,926, which was recorded as goodwill. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Fair Value
(in thousands)
Inventory	$1,925
Fixed assets	775
Goodwill	10,926
Other liabilities	(1,051)

Purchase price	$12,575

        Additionally, during fiscal 2000, the Company completed the acquisition of certain operating assets of Petopia.com, an e-commerce destination for pet food and supplies in a transaction accounted for as a purchase. The aggregate fair value of assets acquired was $3,825. The excess of the aggregate cost over the fair value of net assets acquired was $3,126, which was recorded as goodwill. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Fair Value
(in thousands)
Inventory	$120
Fixed assets	1,199
Other assets	210
Goodwill	3,126
Other liabilities	(830)

Purchase price	$3,825

        The consolidated financial statements include the operating results from the closing date for each respective purchase acquisition. The purchase acquisitions during fiscal year 2000 did not materially affect results of operations and accordingly, pro-forma results are not presented.

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

4. Investment in Affiliates

        During fiscal 1999, the Company acquired an equity interest in Petopia.com, an e-commerce destination for the sale of pet food and supplies. The Company accounted for its investment in Petopia.com using the equity method and recorded its proportionate share of earnings or loss. The Company recognized $11,498 in equity in loss of unconsolidated affiliates for fiscal 2000. The Company also provided certain marketing and fulfillment services to Petopia.com according to the terms of a strategic alliance agreement, under which the Company earned revenue and additional equity and incurred expenses. The net revenue from these activities is included in Internet operations and equity in loss of unconsolidated affiliates in fiscal year 2000 in the amount of $10,208. The Company wrote off its investment in Petopia.com of $10,206 in fiscal 2000, reflected in merger and non-recurring costs, due to Petopia.com's pending liquidation and wrote off $1,321 in receivables due from Petopia.com, reflected in Internet operations and equity in loss of unconsolidated affiliates. Subsequently, the Company acquired certain operating assets of that entity and recorded $1,455 in transition costs in Internet operations and equity in loss of unconsolidated affiliates, in relocating Petopia.com's operating assets to the Company's national support center (see Note 3).

        The Company had a 72% limited partnership interest in Canadian Petcetera Limited Partnership (the "Partnership"), a limited partnership which operated retail pet food and supply stores in Canada. On January 28, 2002, the Company terminated its relationship with the Partnership and entered into a settlement agreement in connection with the resolution of a dispute with the other partners in the Partnership. In connection with the settlement agreement, the Company transferred all of its limited partnership interest in the Partnership to an affiliate of the general partner and paid a settlement fee of $10.3 million. In conjunction with the termination of its relationship with the Partnership, the Company recorded a write-off of $26.7 million in fiscal year 2001, consisting of $26.1 million carrying value of its investment in the Partnership and $0.6 million of related assets, and incurred settlement costs of approximately $10.3 million. The Company accounted for its investment in the Partnership using the equity method as it did not exercise control over the Partnership and recorded its proportionate share of earnings or loss according to the partnership agreement. The Company recorded losses of $477 and $3,083 in fiscal 2000 and 2001, respectively, for its share of the Partnership's losses, which are included in Internet operations and equity in loss of unconsolidated affiliates in the accompanying consolidated statements of operations.

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

        In October 2000, in connection with the merger and recapitalization, the Company obtained credit facilities consisting of $270 million in term loans and an $80 million revolving credit facility.

        In October 2001, the Company amended its senior credit facility to reduce the revolving credit facility to $75 million and to restructure the term loans into a single $195 million term loan that expires between October 2, 2006 and October 2, 2008.

        In fiscal 2001, the Company recorded an extraordinary loss on early extinguishment of debt totaling $805 consisting of the write-off of $1,295 of unamortized debt discount, net of a tax benefit of $490. The Company recorded an additional extraordinary loss on early extinguishment of debt related to the redemption of Senior Subordinated Notes as discussed in Note 6.

        In August 2002, the Company refinanced its term loan facility so that the senior credit facility now consists of a $75 million revolving credit facility and a $193.5 million term loan facility for a total commitment of $268.5 million. Borrowings under the senior credit facility are secured by substantially all of the Company's assets and currently bear interest, at the Company's option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the leverage ratio at the time in the case of the revolving credit facility and a fixed margin of 3.00% in the case of the term loan facility. The effective interest rate of these borrowings at February 1, 2003 was 4.4%. The credit agreement contains certain affirmative and negative covenants related to indebtedness, interest and fixed charges coverage and consolidated net worth. At February 1, 2003, the Company was in full compliance with all these covenants, the outstanding balance of the Company's term loan facility was $192.5 million, and there were no borrowings on the Company's revolving credit facility, which has $62.2 million of available credit.

        Long-term debt consists of:

	February 2, 2002	February 1, 2003
Revolving loans	$—	$—
Term loans	194,500	192,500

	194,500	192,500
Less current portion	2,000	2,000

	$192,500	$190,500

        Annual maturities of long-term debt for the next five fiscal years are $2,000, $2,000, $2,000, $25,000 and $94,000, and are $67,500 thereafter.

        At February 1, 2003, the Company had outstanding $12.8 million in letters of credit used for general business purposes.

6. Senior Subordinated Notes

        At February 3, 2001, the Company had $120 million Senior Subordinated Notes maturing on October 1, 2010. Interest on the Senior Subordinated Notes accrued at a rate of 13% per annum. In connection with the issuance of the Senior Subordinated Notes, the purchaser received Series A and Series B redeemable preferred stock, with a fair value of $9,421 and warrants for the purchase of 2,132 shares of common stock of the Company, at an exercise price of $0.001 per share, with a fair value of $1,066. The fair value of the preferred stock and warrants was reflected as a discount to the Senior Subordinated Notes and was being amortized to interest expense over ten years. The warrants were exercised in connection with our initial public offering.

        In October 2001, these Notes were redeemed in full and the Company recorded an extraordinary loss on early extinguishment of debt totaling $12,137 consisting of an $8,400 prepayment penalty, the write-off of $1,677 in unamortized debt discount, and the write-off of $9,458 in unamortized debt issuance costs, net of a tax benefit of $7,398.

        In October 2001, the Company issued $200 million Senior Subordinated Notes maturing on November 1, 2011. Interest on the Senior Subordinated Notes accrues at a rate of 10.75% per annum and is payable semi-annually. The Company may redeem the Senior Subordinated Notes at its option at any time after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. At any time before November 1, 2004, the Senior Subordinated Notes may be redeemed from the proceeds of a qualifying public offering of common stock of the Company at a redemption price of 110.75% of the principal amount of the Senior Subordinated Notes redeemed, plus accrued interest, so long as there remains at least 65% of the original aggregate principal amount of the Senior Subordinated Notes after giving effect to such redemption.

        In February 2002, the Company repurchased $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes and the Company recorded an extraordinary loss on early extinguishment of debt totaling $2,004, consisting of a $3,150 prepayment premium and the write-off of $186 in unamortized debt discount, net of a tax benefit of $1,332.

7. Lease Commitments and Other Obligations

        The Company finances certain fixed assets under capital leases. There were approximately $20,253 and $1,101 in fixed assets financed through capital leases at February 2, 2002 and February 1, 2003, respectively. Accumulated amortization related to these financed assets were approximately $13,083 and $87 at February 2, 2002 and February 1, 2003, respectively.

        The Company leases warehouse and store facilities and equipment under operating leases. These operating leases generally have terms from three to ten years. Certain store leases include additional contingent rental payments ranging from 2% to 6% of store revenues above defined levels. Contingent rentals during fiscal 2000, 2001 and 2002 were $77, $86 and $143, respectively.

        At February 1, 2003, the present value of future minimum lease payments under noncancelable operating leases and capital leases and other obligations were as follows:

Years	Capital Leases and Other Obligations	Operating Leases
2003	$450	$141,470
2004	522	132,577
2005	374	120,650
2006	1,757	109,516
2007	—	98,674
Thereafter	—	474,080

Total minimum payments	$3,103	$1,076,967

Less amount representing interest	62

Present value of net minimum capital lease and other obligation payments	3,041
Less current portion of capital lease and other obligations	411

Capital lease and other obligations	$2,630

        Rent expense under operating leases for fiscal 2000, 2001 and 2002 was approximately $103,637, $115,906 and $129,804, respectively.

8. Preferred Stock

        The authorized number of shares of preferred stock at February 1, 2003 was 5,000 with a par value of $.01 per share. During fiscal 2000, the Board of Directors authorized the issuance of two series of redeemable preferred stock. In October 2000, the Company issued 111 shares of its Series A senior redeemable exchangeable cumulative preferred stock ("Series A Preferred") and also issued 78 shares of its Series B junior redeemable cumulative preferred stock ("Series B Preferred").

        The Company redeemed, in full, all of the outstanding shares of Series A Preferred and Series B Preferred as a result of the initial public offering discussed in Note 9. The liquidation preferences at redemption, including accumulated dividends and redemption premium of 6%, were $226.2 million and $13.6 million, respectively.

        The Series A Preferred had a liquidation preference of $1,000 per share plus accrued and unpaid dividends. Dividends were 14% per year, payable quarterly whether or not declared by the Company's Board of Directors, and if not paid in cash, would accumulate as additional liquidation preference. Dividends accrued on such additional liquidation preference. The Series A Preferred ranked senior to all other classes of the Company's capital stock. The Company was required to redeem the shares of Series A Preferred in whole after 12 years at the liquidation preference, together with accumulated but unpaid dividends. The terms of the Series A Preferred allowed the Company to redeem shares of Series A Preferred before the mandatory redemption date at specified redemption prices and also allowed the Company to exchange shares of the Series A Preferred for debt securities under some circumstances. The holders of the Series A Preferred generally had no voting rights, except in limited circumstances.

        The Series B Preferred had a liquidation preference of $1,000 per share plus accrued and unpaid dividends. Dividends were 12% per year, payable quarterly whether or not declared by the Company's Board of Directors, and if not paid in cash, would accumulate as additional liquidation preference. Dividends accrued on such additional liquidation preference. The Series B Preferred ranked senior to all classes of the Company's common stock and ranked junior to the Series A Preferred. The Company was required to redeem the shares of Series B Preferred in whole after 12 years at the liquidation preference, together with accumulated but unpaid dividends. The terms of the Series B Preferred allowed the Company to redeem shares of the Series B Preferred before the mandatory redemption date at specified redemption prices. The holders of the Series B Preferred generally had no voting rights, except in limited circumstances.

9. Initial Public Offering

        On February 27, 2002, the Company completed an initial public offering of 14,500,000 shares of common stock for net proceeds of approximately $254.8 million, after deducting the underwriting discount and estimated offering expenses. On March 14, 2002, the Company received additional net proceeds of approximately $17.7 million from the sale of 1,000,000 additional shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The Company used approximately $239.8 million of the net proceeds of its initial public offering to redeem in full all of the Company's then outstanding shares of series A and series B preferred stock. In connection with the initial public offering the Company also amended and restated its stockholders agreement and its securityholders agreement, terminated its management services agreement and used approximately $32.7 million of the net proceeds of the initial public offering, plus approximately $1.8 million in cash on-hand, to repurchase $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes due 2011 at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date.

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

10. Equity

(a)
Common Stock:

        The authorized number of shares at January 29, 2000 was 100,000 with a par value of $0.0001. During fiscal 2000, a merger and recapitalization of the Company was completed, in which the authorized number of shares was established as 50,000 with a par value of $0.001 (Note 2). On February 21, 2002, the authorized number of shares was increased to 75,000, and on February 27, 2002, the authorized number of shares was increased to 250,000.

(b)
Stock Options:

        In February 1994, the Company's stockholders approved the 1994 Stock Option Plan ("1994 Company Plan") which provides for the granting of stock options, stock appreciation rights or restricted stock with respect to shares of common stock to executives and other key employees. Stock options may be granted in the form of incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. Stock option exercise prices must be equal to or greater than the fair market value of the common stock on the grant date. In June 1996, the Company's stockholders approved an amendment to the 1994 Company Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 3.0% of the number of shares of common stock issued and outstanding as of the end of the immediately preceding fiscal year. During fiscal 2000, as part of the merger and recapitalization transaction, with the exception of 1,727 options, all options previously issued under the plan were cancelled and options with exercise prices of less than $0.50 were cancelled, and the option holders received cash in an amount equal to $0.50 minus the applicable exercise price multiplied by the number of shares underlying the options.

        In February 1994, the Company's stockholders approved the Directors 1994 Stock Option Plan ("Directors Plan") which provides for the granting of common stock options to directors. Stock option exercise prices must be equal to the fair market value of the common stock on the grant date. In June 1995, the Company's stockholders approved an amendment to the Directors Plan to increase the number of shares available for issuance under the plan for each of the next five fiscal years by 0.1% of the number of shares of common stock issued and outstanding as of the end of the immediately preceding fiscal year. During fiscal 2000, as part of the merger and recapitalization transaction, all options previously issued under the plan were cancelled and options with exercise prices of less than $0.50 were cancelled, and the option holders received cash in an amount equal to $0.50 minus the applicable exercise price multiplied by the number of shares underlying the options. At February 3, 2001, there were no options outstanding under the plan and no further grants will be made.

        In 1996, the Company assumed an employee stock option plan ("1993 Company Plan") from Pet Food Warehouse which provided for the granting of incentive and nonqualified stock options with exercise prices equal to their fair market values on their grant dates that become exercisable over various periods and expire five or six years after the date of grant. The common shares and exercise prices under this plan were adjusted based on the common share conversion rate per the merger agreement with Pet Food Warehouse. During fiscal 2000, as part of the merger and recapitalization transaction, all options previously issued under the plan were cancelled and options with exercise prices of less than $0.50 were cancelled, and the option holders received cash in an amount equal to $0.50 minus the applicable exercise price multiplied by the number of shares underlying the options. At February 3, 2001, there were no options outstanding under the plan and no further grants will be made.

        In 1997, the Company assumed an employee stock option plan ("1989 Company Plan") from PetCare which provided for the granting of incentive and non-qualified stock options with exercise prices equal to their fair market values on their grant dates that became exercisable over various periods and expire up to ten years after the date of grant. The common shares and exercise prices under this plan were adjusted in accordance with the terms of the merger agreement with PetCare. During fiscal 2000, as part of the merger and recapitalization transaction, all options previously issued under the plan were cancelled and options with exercise prices of less than $0.50 were cancelled, and the option holders received cash in an amount equal to $0.50 minus the applicable exercise price multiplied by the number of shares underlying the options. At February 3, 2001, there were no options outstanding under the plan and no further grants will be made.

        Compensation expense of $22,254 related to the cancellation of outstanding options for common stock in the recapitalization is reflected in merger and non-recurring costs in fiscal 2000. Information regarding the stock option plans prior to the merger and recapitalization follows:

	All Company Plans
	Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding at January 29, 2000	111,295	$0.11-$0.72	$0.36
Fiscal 2000 activity prior to merger and recapitalization:
Granted	34,671	$0.22-$0.28	$0.28
Exercised	(4,384)	$0.17-$0.42	$0.25
Cancelled	(139,855)	$0.11-$0.72	$0.29

Outstanding prior to merger and recapitalization	1,727	$0.17-$0.28	$0.22

        In fiscal 2000, in connection with the merger and recapitalization of the company, the 1994 Company Plan was amended and restated to modify the total number of shares available for issuance under the plan to 2,339. Under the terms of the recapitalization, the 1,727 options which were not cancelled were converted into 1,215 options, and the exercise prices were adjusted, to preserve the economic value of the options for the holders.

        In February 2002, the Company's board of directors and stockholders adopted the 2002 Incentive Award Plan (the "Incentive Plan"), which provides for the granting of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits, to officers, employees, consultants and directors. Generally, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 1,115,006 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 2.0% of the total number of issued and outstanding shares of common stock outstanding as of the last day of the fiscal year immediately preceding such March 1. With respect to grants under the Incentive Plan to the Company's independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 55,750 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 0.1% of the total number of issued and outstanding shares of common stock as of the last day of the fiscal year immediately preceding such March 1. At February 1, 2003, options to purchase 613 shares of common stock were outstanding under the Incentive Plan at a weighted average exercise price of $19.87 per share, and 558 shares remained available for future grant under the Incentive Plan. All option grants under the Incentive Plan were made at fair value on the date of grant.

        Information regarding the 1994 Company Plan, as amended, and the Incentive Plan is as follows:

	Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding subsequent to merger and recapitalization	1,215	$0.10	$0.10
Fiscal 2000 activity subsequent to merger and recapitalization:
Granted	525	$0.50	$0.50
Exercised	(289)	$0.10	$0.10

Outstanding at February 3, 2001	1,451	$0.10-$0.50	$0.24
Granted	882	$0.50-$4.45	$1.33
Exercised	(923)	$0.10-$0.50	$0.13
Cancelled	(55)	$0.10-$0.10	$0.10

Outstanding at February 2, 2002	1,355	$0.10-$4.45	$1.03
Granted	680	$19.00-$25.09	$19.78
Exercised	(639)	$0.10-$4.45	$1.02
Cancelled	(127)	$0.50-$19.00	$10.28

Outstanding at February 1, 2003	1,269	$0.10-$25.09	$10.16

(c) Stock Options Outstanding:

        The following table summarizes information about the options outstanding under the Company's stock option plans at February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	2	6.12	$0.10	2	$0.10
0.50-0.61	565	8.29	0.57	565	0.57
4.45	89	8.94	4.45	89	4.45
19.00-25.09	613	9.13	19.87	45	21.76

$0.10-$25.09	1,269	8.74	$10.16	701	$2.42

        See Note 1(o) for a discussion of the Company's accounting for stock compensation expense.

11. Income Taxes

        Income taxes (benefit) consists of the following:

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Current:
Federal	$3,434	$(1,027)	$4,945
State	520	(62)	2,256

	3,954	(1,089)	7,201

Deferred:
Federal	1,267	(858)	16,129
State	(247)	(268)	1,847

	1,020	(1,126)	17,976

Income taxes (benefit) before extraordinary item	$4,974	$(2,215)	$25,177

        Income taxes are included in the statements of operations as follows:

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Income taxes (benefit) on earnings (loss) before extraordinary item	$4,974	$(2,215)	$25,177
Income taxes (benefit) on extraordinary item	(825)	(7,888)	(1,332)

Total income taxes (benefit)	$4,149	$(10,103)	$23,845

        A reconciliation of income taxes at the federal statutory rate of 35% with the provision for income taxes (benefit) follows:

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Income taxes at federal statutory rate	$(5,666)	$(11,516)	$19,595
Non-deductible expenses	2,276	2,735	1,957
State taxes, net of federal tax benefit	116	(879)	2,239
Change in valuation allowance	7,745	(153)	(4,542)
Net operating losses	—	—	4,844
Other	(322)	(290)	(248)

	$4,149	$(10,103)	$23,845

        The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

	Years Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Inventory	$(42)	$(409)	$904
Deferred rent	(160)	(357)	(350)
Depreciation	1,179	(768)	6,944
Accrued fringes	(777)	(2,979)	(5,545)
Intangibles	(411)	(1,257)	2,055
Store closing costs	819	901	(102)
Assets related to Petopia.com	(7,167)	(59)	(1,090)
Benefit of net operating loss carryforwards	4,110	(2,836)	8,923
Stock-based compensation	—	(1,217)	487
Debt issuance costs	(2,164)	1,150	121
Alternative minimum tax credit	(1,996)	(604)	179
Accrued expenses	—	—	9,453
Change in valuation allowance	7,745	(153)	(4,542)
Other	(478)	(535)	1,407

	$658	$(9,123)	$18,844

        Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets follow:

	February 2, 2002	February 1, 2003
Deferred tax assets:
Inventory	$3,981	$3,077
Deferred rent	5,487	5,837
Accrued fringes	6,337	11,882
Store closing costs	962	1,064
Assets related to Petopia.com	9,104	10,194
Net operating loss carryforwards	16,737	7,814
Stock option compensation	1,217	730
Debt issuance costs	1,014	893
Alternative minimum tax credit	3,874	3,695
Other	1,067	—

Total deferred tax assets	49,780	45,186
Valuation allowance	(14,092)	(9,550)

Net deferred tax assets	35,688	35,636
Deferred tax liabilities:
Depreciation	(15,605)	(22,549)
Intangibles	(15)	(2,070)
Accrued expenses	—	(9,453)
Other	—	(340)

Total deferred tax liabilities	(15,620)	(34,412)

Net deferred tax assets	$20,068	$1,224

        Deferred taxes are reflected in the accompanying consolidated balance sheets as follows:

	February 2, 2002	February 1, 2003
Current—Deferred tax assets	$26,287	$14,492
Long-term—Deferred tax liability	(6,219)	(13,268)

	$20,068	$1,224

        The valuation allowance of $14,092 at February 2, 2002 relates primarily to net operating loss carryforwards of PetCare Plus, Inc. (acquired during fiscal year 1997) and the Company's divestiture of its investment in Petopia.com. The valuation allowance of $9,550 at February 1, 2003 relates primarily to the Company's divestiture of its investment in Petopia.com. The decrease in the valuation allowance at February 1, 2003 relates primarily to the utilization of the PetCare net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

        At February 1, 2003, the Company has available net loss carryforwards of $19,296 for federal income tax purposes, which begin expiring in 2012, and $19,954 for state income tax purposes, which begin expiring in 2010.

12. Employee Savings Plans

        The Company has employee savings plans that permit eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company's non-qualified deferred compensation plan. The Company matches 50% of the first 6% of compensation that is contributed by each participating employee to the plans. In connection with the required match, the Company's contributions to the plans were $1,052 in 2000, $1,304 in 2001 and $1,351 in 2002.

13. Related Party Transactions

        In October 2000, the Company entered into a management agreement with two entities who were sponsors of the merger and recapitalization transaction. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $1,040, $3,120 and $260 in fiscal 2000, 2001 and 2002, respectively, to these two related parties. In February 2002, the Company terminated the management agreement and paid a termination fee of $12.5 million which was recorded in fiscal 2002.

        The Company issued 13% Senior Subordinated Notes due October 2010 to related parties in fiscal 2000 and redeemed them in fiscal 2001 (see Note 6). The related parties syndicated a portion of these Senior Subordinated Notes. Interest expense incurred on the Senior Subordinated Notes, primarily with related parties, including amortization of the discount, was $5,716 in fiscal 2000 and $11,952 in fiscal 2001.

        In October 2000, the Company made a loan to James M. Myers, Executive Vice President, Chief Financial Officer and a director, in the principal amount of $85,000. The loan, including principal and interest, was repaid in full in January 2003.

14. Commitments and Contingencies

        In July 2001, the Company received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. The purported class of plaintiffs allege that the Company improperly classified its salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring the Company to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County

of San Diego. In December 2002, the Company announced its intention to settle all claims related to this lawsuit. While the Company continues to deny the allegations underlying the lawsuit, the Company has tentatively agreed to the settlement to avoid possible disruption to its business from protracted litigation. In fiscal 2002, the Company expensed $2.1 million, after tax, for the settlement, which received preliminary court approval but remains subject to final court approval.

        In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney's office to the effect that certain associates have not properly cared for companion animals for sale in the Company's two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in the Company's San Francisco stores. The complaint and related news reports have caused negative publicity. The Company takes seriously any allegations regarding the proper care of companion animals and has taken steps to reiterate to all its associates the importance of proper care for all companion animals in all of the Company's stores. The Company is responding to the complaint and is defending it vigorously. The complaint and any similar actions, which could be filed in the future, could cause negative publicity, which could have a material adverse effect on the Company's results of operations.

        The Company is also involved in routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

15. Supplemental Guarantor Condensed Consolidating Financial Statements

        The Company issued $200 million in principal amount of 10.75% Senior Subordinated Notes due 2011 in which certain of its subsidiaries (the guarantor subsidiaries) will serve as guarantors on a full and unconditional basis. Certain other subsidiaries (the nonguarantor subsidiaries) will not guarantee such debt.

        The following tables present the unaudited condensed consolidating balance sheets of PETCO Animal Supplies, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of February 2, 2002 and February 1, 2003 and the related unaudited condensed consolidating statements of operations and cash flows for each of the years in the three-year period ended February 1, 2003.

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET

February 2, 2002

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$36,000	$215	$—	$—	$36,215
Receivables	920	8,774	—	—	9,694
Inventories	125,990	3,001	—	—	128,991
Deferred tax assets	26,287	—	—	—	26,287
Other	8,234	15	—	—	8,249

Total current assets	197,431	12,005	—	—	209,436
Fixed assets, net	188,754	22,378	—	—	211,132
Debt issuance costs	6,086	—	—	—	6,086
Goodwill	—	40,928	—	—	40,928
Intercompany investments and advances	179,157	45,695	—	(224,852)	—
Other assets	5,990	—	—	—	5,990

	$577,418	$121,006	$—	$(224,852)	$473,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(2,361)	$54,584	$—	$—	$52,223
Intercompany payables	155,912	(159,626)	—	3,714	—
Accrued expenses	40,400	8,889	—	—	49,289
Accrued salaries and employee benefits	32,520	423	—	—	32,943
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	4,552	—	—	—	4,552

Total current liabilities	233,023	(95,730)	—	3,714	141,007
Long-term debt, excluding current portion	192,500	—	—	—	192,500
Senior subordinated notes payable	200,000	—	—	—	200,000
Capital lease and other obligations, excluding current portion	2,105	—	—	—	2,105
Deferred tax liability	6,219	—	—	—	6,219
Deferred rent and other liabilities	17,647	519	—	—	18,166

Total liabilities	651,494	(95,211)	—	3,714	559,997
Preferred stock:
14% Series A senior redeemable preferred stock	130,038	—	—	—	130,038
12% Series B junior redeemable preferred stock	89,244	—	—	—	89,244
Stockholders' equity (deficit)	(293,358)	216,217	—	(228,566)	(305,707)

	$577,418	$121,006	$—	$(224,852)	$473,572

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET

February 1, 2003

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$108,174	$763	$—	$—	$108,937
Receivables	3,579	10,724	—	—	14,303
Inventories	128,837	9,573	—	—	138,410
Deferred tax assets	14,492	—	—	—	14,492
Other	7,413	46	—	—	7,459

Total current assets	262,495	21,106	—	—	283,601
Fixed assets, net	196,614	21,828	—	—	218,442
Debt issuance costs	5,724	—	—	—	5,724
Goodwill	—	40,644	—	—	40,644
Intercompany investments and advances	213,635	58,792	—	(272,427)	—
Other assets	6,444	—	—	—	6,444

	$684,912	$142,370	$—	$(272,427)	$554,855

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(5,023)	$66,331	$—	$—	$61,308
Intercompany payables	203,606	(203,606)	—	—	—
Accrued expenses	58,839	6,252	—	—	65,091
Accrued salaries and employee benefits	41,325	415	—	—	41,740
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	411	—	—	—	411

Total current liabilities	301,158	(130,608)	—	—	170,550
Long-term debt, excluding current portion	190,500	—	—	—	190,500
Senior subordinated notes payable	170,000	—	—	—	170,000
Capital lease and other obligations, excluding current portion	2,630	—	—	—	2,630
Deferred tax liability	13,268	—	—	—	13,268
Deferred rent and other liabilities	18,439	551	—	—	18,990

Total liabilities	695,995	(130,057)	—	—	565,938
Stockholders' equity (deficit)	(11,083)	272,427	—	(272,427)	(11,083)

	$684,912	$142,370	$—	$(272,427)	$554,855

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS

For the year ended February 1, 2003

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,358,130	$966,906	$—	$(848,402)	$1,476,634
Cost of sales and occupancy costs	953,807	815,013	—	(752,571)	1,016,249

Gross profit	404,323	151,893	—	(95,831)	460,385
Selling, general and administrative expenses	332,433	107,150	—	(95,831)	343,752
Management fees and termination costs	12,760	—	—	—	12,760
Stock based compensation and other costs	8,388	—	—	—	8,388
Litigation settlement	3,497	—	—	—	3,497

Operating income	47,245	44,743	—	—	91,988
Interest income	(801)	—	—	—	(801)
Interest expense	33,467	—	—	—	33,467

Earnings before income taxes and extraordinary item	14,579	44,743	—	—	59,322
Income taxes (benefit)	25,177	—	—	—	25,177

Earnings (loss) before extraordinary item	(10,598)	44,743	—	—	34,145
Extraordinary item—loss on early extinguishment of debt	(2,004)	—	—	—	(2,004)

Earnings (loss) before equity in earnings of subsidiaries	(12,602)	44,743	—	—	32,141
Equity in earnings of subsidiaries	44,743	—	—	(44,743)	—

Net earnings (loss)	$32,141	$44,743	$—	$(44,743)	$32,141

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS

For the year ended February 3, 2001

(unaudited)

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net earnings (loss)	$(20,339)	$30,801	$(477)	$(30,324)	$(20,339)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	63,003	(27,071)	9,987	30,324	76,243

Net cash provided by operating activities	42,664	3,730	9,510	—	55,904

Cash flows used in investing activities:
Additions to fixed assets	(41,536)	(4,985)	—	—	(46,521)
Investment in affiliates	—	—	(9,510)	—	(9,510)
Net cash invested in acquisitions of businesses	(16,407)	—	—	—	(16,407)
Change in other assets	(197)	—	—	—	(197)

Net cash used in investing activities	(58,140)	(4,985)	(9,510)	—	(72,635)

Cash flows provided by (used in) financing activities:
Borrowings under long-term debt agreements	397,521	—	—	—	397,521
Repayment of long term debt agreements	(117,175)	—	—	—	(117,175)
Debt issuance costs	(11,254)	—	—	—	(11,254)
Repayments of capital lease and other obligations	(7,955)	—	—	—	(7,955)
Purchase of common stock	(463,427)	—	—	—	(463,427)
Net proceeds from the issuance of common stock	16,889	—	—	—	16,889
Net proceeds from the issuance of Series A redeemable preferred stock	107,376	—	—	—	107,376
Net proceeds from the issuance of Series B redeemable preferred stock	75,675	—	—	—	75,675
Proceeds from the issuance of warrants	1,066	—	—	—	1,066

Net cash used in financing activities	(1,284)	—	—	—	(1,284)

Net decrease in cash and cash equivalents	(16,760)	(1,255)	—	—	(18,015)
Cash and cash equivalents at the beginning of the period	33,864	2,195	—	—	36,059

Cash and cash equivalents at the end of the period	$17,104	$940	$—	$—	$18,044

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS

For the year ended February 2, 2002

(unaudited)

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net earnings (loss)	$(22,801)	$36,982	$(31,279)	$(5,703)	$(22,801)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	89,746	(33,896)	41,007	5,703	102,560

Net cash provided by operating activities	66,945	3,086	9,728	—	79,759

Cash flows provided by (used in) investing activities:
Additions to fixed assets	(52,495)	(3,811)	—	—	(56,306)
Proceeds from sale of fixed assets	71	—	—	—	71
Investment in affiliates	—	—	(9,728)	—	(9,728)
Loans to employees	(906)	—	—	—	(906)
Repayment of loan to affiliate	6,545	—	—	—	6,545

Net cash used in investing activities	(46,785)	(3,811)	(9,728)	—	(60,324)

Cash flows provided by (used in) financing activities:
Borrowings under long-term debt agreements	215,650	—	—	—	215,650
Repayment of long term debt agreements	(210,150)	—	—	—	(210,150)
Debt issuance costs	(1,210)	—	—	—	(1,210)
Repayments of capital lease and other obligations	(5,678)	—	—	—	(5,678)
Net proceeds from the issuance of common stock	124	—	—	—	124

Net cash used in financing activities	(1,264)	—	—	—	(1,264)

Net increase (decrease) in cash and cash equivalents	18,896	(725)	—	—	18,171
Cash and cash equivalents at the beginning of the period	17,104	940	—	—	18,044

Cash and cash equivalents at the end of the period	$36,000	$215	$—	$—	$36,215

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS

For the year ended February 1, 2003

(unaudited)

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows provided by operating activities:
Net earnings	$32,141	$44,743	$—	$(44,743)	$32,141
Adjustments to reconcile net earnings to net cash provided by operating activities	97,555	(40,913)	—	44,743	101,385

Net cash provided by operating activities	129,696	3,830	—	—	133,526

Cash flows provided by (used in) investing activities:
Additions to fixed assets	(53,343)	(3,282)	—	—	(56,625)
Proceeds from sales of fixed assets	416	—	—	—	416
Net (loans) repayments to/from employees	210	—	—	—	210

Net cash used in investing activities	(52,717)	(3,282)	—	—	(55,999)

Cash flows provided by (used in) financing activities:
Repayment of long term debt agreements	(32,000)	—	—	—	(32,000)
Debt issuance costs	(1,465)	—	—	—	(1,465)
Repayments of capital lease and other obligations	(4,715)	—	—	—	(4,715)
Net proceeds from the issuance of common stock	273,144				273,144
Repayment of Series A redeemable preferred Stock	(142,231)	—	—	—	(142,231)
Repayment of Series B redeemable preferred Stock	(97,538)	—	—	—	(97,538)

Net cash used in financing activities	(4,805)	—	—	—	(4,805)

Net increase in cash and cash equivalents	72,174	548	—	—	72,722
Cash and cash equivalents at the beginning of the period	36,000	215	—	—	36,215

Cash and cash equivalents at the end of the period	$108,174	$763	$—	$—	$108,937

Exhibit Index

Exhibit Number	Exhibit Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of PETCO Animal Supplies, Inc.
3.2(1)	Amended and Restated Bylaws of PETCO Animal Supplies, Inc.
4.1(2)	Indenture, dated as of October 26, 2001, by and among PETCO, certain subsidiaries of PETCO and U.S. Bank N.A., as trustee.
4.2(2)	Exchange and Registration Rights Agreement, dated as of October 26, 2001, by and between PETCO, certain subsidiaries of PETCO and Goldman Sachs & Co., as initial purchaser.
4.3(3)	Form of Specimen Common Stock Certificate.
4.4(2)	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO and certain stockholders of PETCO.
4.5(2)	Amended and Restated Securityholders Agreement, dated as of February 19, 2002, by and among PETCO and certain securityholders of PETCO.
10.1(2)	Form of Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto, as amended.
10.2(4)	Second Amendment dated as of July 31, 2002 to Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto.
10.3*	Third Amendment dated as of February 3, 2003 to Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto.
10.4(2)	Distribution Center Lease, dated as of February 20, 1998, by and between PETCO and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois.
10.5(2)	Distribution Center Lease, dated as of November 24, 1997, by and between PETCO and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California.
10.6(2)	Management Services Agreement, dated as of October, 2, 2000, by and among PETCO, Leonard Green & Partners, L.P. and TPG GenPar III, L.P.
10.7(2)	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO and Brian K. Devine.
10.8(2)	Employment Agreement, dated as of October 2, 2000, by and between PETCO and Bruce C. Hall.
10.9(2)	Employment Agreement, dated as of October 2, 2000, by and between PETCO and James M. Myers.
10.10(2)	Form of Indemnification Agreement between PETCO and certain officers and directors.
10.11(2)	Form of Retention Agreement for executive officers.
10.12(2)	Form of Retention Agreement for non-executive officers.
10.13(5)	PETCO Animal Supplies 401(k) plan.
10.14(2)	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998.

10.15(2)	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000.
10.16(2)	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement.
10.17(2)	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement.
10.18(2)	Form of PETCO Animal Supplies, Inc. Restricted Stock Agreement.
10.19(2)	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO and BD Recapitalization Corp.
10.20(2)	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO and BD Recapitalization Corp.
10.21(2)	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California.
10.22(2)	PETCO Animal Supplies Deferred Compensation Plan.
10.23(2)	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.
10.24(3)	Consulting Agreement, effective as of November 29, 2001, by and between PETCO and Brian K. Devine.
10.25(3)	Supplemental Executive Retirement Program, effective as of November 29, 2001, by and between PETCO and Brian K. Devine.
10.26(6)	Distribution Center Lease, dated as of May 30, 2002, by and between PETCO and South Middlesex Development Company, LLC for 24 Englehard drive, Monroe, New Jersey.
21.1(2)	Subsidiaries of PETCO.
23.1*	Consent of KPMG LLP, Independent Auditors.

*
Filed herewith

(1)
Incorporated by reference to PETCO's Registration Statement on Form S-4, as amended (File No. 333-84474).

(2)
Incorporated by reference to PETCO's Registration Statement on Form S-1, as amended (File No. 333-75830).

(3)
Incorporated by reference to PETCO's Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended.

(4)
Incorporated by reference to PETCO's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002.

(5)
Incorporated by reference to PETCO's Registrations Statement on Form S-8 (File No. 333-100397).

(6)
Incorporated by reference to PETCO's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002.

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Certifications
Index to Financial Statements
INDEPENDENT AUDITORS' REPORT
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) For the years ended February 3, 2001, February 2, 2002 and February 1, 2003 (In thousands)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
PETCO ANIMAL SUPPLIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended February 3, 2001, February 2, 2002 and February 1, 2003 (In thousands, except per share data or as otherwise noted)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET February 2, 2002 (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET February 1, 2003 (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the year ended February 3, 2001 (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the year ended February 2, 2002 (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the year ended February 1, 2003 (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the year ended February 3, 2001 (unaudited) (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the year ended February 2, 2002 (unaudited) (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the year ended February 1, 2003 (unaudited) (in thousands)
Exhibit Index