Form 10-K/A
period 2003-02-01
PETCO ANIMAL SUPPLIES INC
filed 2003-03-20
CIK 888455

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2003

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

Common Stock, $. 001 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 19, 2003, there were outstanding 57,373,067 shares of the registrant's Common Stock, $0.001 par value. As of August 2, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $349.1 million, based on the last reported sale price on that date. Shares of common stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Documents Incorporated By Reference: Certain information called for by Part III Items 10-13 is incorporated by reference to the registrant's Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

EXPLANATORY NOTE:

        PETCO Animal Supplies, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the "Annual Report"), as originally filed with the Securities and Exchange Commission on March 20, 2003 (the "Original Filing"). We are filing this Amendment No. 1 on Form 10-K/A solely to add the cover page of the Annual Report, which was inadvertently omitted from the Original Filing due to an electronic transmission error. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have set forth the entire text of the Annual Report from the Original Filing, without change or modification.

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