Form 10-Q
period 2003-05-03
PETCO ANIMAL SUPPLIES INC
filed 2003-06-10
CIK 888455

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.)

Title	Date	Outstanding

Common Stock, $0.001 Par Value	June 4, 2003	57,408,267

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended May 3, 2003

INDEX

Part I. Financial Information

Item 1. Financial Statements

PETCO ANIMAL SUPPLIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 1, 2003	May 3, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,937	$88,277
Receivables	14,303	13,836
Inventories	138,410	135,179
Deferred tax assets	14,492	8,796
Other	7,459	21,224

Total current assets	283,601	267,312
Fixed assets, net	218,442	238,595
Debt issuance costs	5,724	5,706
Goodwill	40,644	40,537
Other assets	6,444	7,134

	$554,855	$559,284

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61,308	$50,810
Accrued expenses	65,091	72,121
Accrued salaries and employee benefits	41,740	38,663
Current portion of long-term debt	2,000	2,000
Current portion of capital lease and other obligations	411	445

Total current liabilities	170,550	164,039
Long-term debt, excluding current portion	190,500	190,000
Senior subordinated notes payable	170,000	170,000
Capital lease and other obligations, excluding current portion	2,630	2,494
Deferred tax liability	13,268	13,268
Deferred rent and other liabilities	18,990	19,420

Total liabilities	565,938	559,221

Preferred stock:
$.01 par value, 5,000 shares authorized, no shares issued and outstanding at February 1, 2003 and May 3, 2003, respectively
Stockholders' equity (deficit):
Common stock, $.001 par value, 250,000 shares authorized, 57,373 and 57,391 shares issued and outstanding at February 1, 2003 and May 3, 2003, respectively	57	57
Additional paid-in capital	65,179	65,246
Accumulated deficit	(76,319)	(65,240)

Total stockholders' equity (deficit)	(11,083)	63

	$554,855	$559,284

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended
	May 4, 2002	May 3, 2003
Net sales	$349,212	$384,707
Cost of sales and occupancy costs	245,509	265,648

Gross profit	103,703	119,059
Selling, general and administrative expenses	82,113	94,320
Management fees and termination costs	12,760	—
Stock-based compensation and other costs	8,176	—

Operating income	654	24,739
Interest income	(157)	(819)
Interest expense	8,915	7,396
Debt retirement costs	3,336	—

Earnings (loss) before income taxes	(11,440)	18,162
Income taxes (benefit)	(2,213)	7,083

Net earnings (loss)	(9,227)	11,079
Increase in carrying amount and premium on redemption of preferred stock	(20,487)	—

Net earnings (loss) available to common stockholders	$(29,714)	$11,079

Net earnings (loss) per common share:
Basic and diluted	$(0.57)	$0.19

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirteen weeks ended
	May 4, 2002	May 3, 2003
Cash flows from operating activities:
Net earnings (loss)	$(9,227)	$11,079
Depreciation and amortization	12,461	14,230
Provision for (benefit from) deferred taxes	(2,786)	5,696
Stock-based compensation	8,439	—
Non-cash write-off of debt issuance costs	186	—
Changes in assets and liabilities:
Receivables	(1,328)	467
Inventories	6,167	3,231
Other assets	(10,788)	(13,929)
Accounts payable	(5,897)	(10,498)
Accrued expenses	11,184	11,585
Accrued interest	(5,603)	(4,611)
Accrued salaries and employee benefits	(5,118)	(3,077)
Accrued store closing costs	857	(133)
Deferred rent and other liabilities	67	52

Net cash provided by (used in) operating activities	(1,386)	14,092

Cash flows from investing activities:
Additions to fixed assets	(12,035)	(33,839)
Net (loans) repayments to/from employees	(15)	62

Cash flows from investing activities:	(12,050)	(33,777)

Cash flows from financing activities:
Repayment of long-term debt agreements	(30,500)	(500)
Debt issuance costs	(446)	(378)
Repayment of capital lease and other obligations	(1,461)	(102)
Net proceeds from the issuance of common stock	272,772	5
Redemption of Series A senior redeemable preferred stock	(142,231)	—
Redemption of Series B junior redeemable preferred stock	(97,538)	—

Net cash provided by (used in) financing activities	596	(975)

Net decrease in cash and cash equivalents	(12,840)	(20,660)
Cash and cash equivalents at beginning of year	36,215	108,937

Cash and cash equivalents at end of period	$23,375	$88,277

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data or as otherwise noted)

Note 1—General

        In the opinion of management of PETCO Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to present the financial position, results of operations and cash flows of the Company as of May 3, 2003 and for the thirteen week periods ended May 4, 2002 and May 3, 2003. Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 4, 2002 and May 3, 2003 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2003 refer to the fiscal year beginning on February 2, 2003 and ending on January 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for fiscal 2002 included in the Company's Annual Report on Form 10-K, as amended (File No. 0-23574), filed with the Securities and Exchange Commission on March 20, 2003.

Note 2—New Accounting Standards

        In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 14, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion, or APB, No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. During the thirteen weeks ended May 4, 2002, the Company repurchased $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes, and in connection therewith recorded an extraordinary loss on the early extinguishment of debt totaling $2,004, consisting of a $3,150 prepayment premium and the write-off of $186 in unamortized debt discount, net of a tax benefit of $1,332. As a result of the adoption of SFAS No. 145, the Company has reclassified this amount from an extraordinary loss on early extinguishment of debt, to debt retirement costs, a component of recurring operations, for the thirteen week period ended May 4, 2002.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management continually reviews the ability of stores to provide positive contributions to the Company's results. Prior to December 31, 2002, the Company charged costs associated with store closures to operations upon commitment to close a store within 12 months of the date of commitment. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net of contractual sub-lease income and are recorded in cost of sales and occupancy costs in the accompanying statements of operations. For the thirteen week periods ended May 4, 2002 and May 3, 2003, store closing costs charged to operations were $1,139 and $20, respectively. Total accrued store closing costs were $2,702 and $2,568 as of February 1, 2003 and May 3, 2003, respectively, and are included in accrued expenses and deferred rent and other liabilities.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 during the first quarter of fiscal 2003.

        The Company accounts for stock option plans in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

        Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings (loss) would have been as reflected in the following table. The weighted average fair value per share of the options granted during the thirteen week periods ended May 4, 2002 and May 3, 2003 were an estimated $8.46 and $7.25, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 44.3% and 44.5% for the thirteen week periods ended May 4, 2002 and May 3, 2003, respectively, risk-free interest rates of 4.2% and 3.0% for the thirteen week periods ended May 4, 2002 and May 3, 2003, respectively, and an expected life for all periods presented of five years.

	Thirteen Weeks Ended
	May 4, 2002	May 3, 2003
Net earnings (loss) available to common stockholders	$(29,714)	$11,079
Stock-based compensation recorded using the intrinsic value method, net of tax	5,148	—

Net earnings (loss) before stock-based compensation	(24,566)	11,079
Stock-based compensation using the fair value method, net of tax	4,654	473

Pro forma net earnings (loss) available to common stockholders	(29,220)	10,606

Pro forma basic earnings (loss) per common share	$(0.56)	$(0.18)
Pro-forma diluted earnings (loss) per common share	$(0.56)	$(0.18)

        In January 2003, the FASB's Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002, do not allow for prior period reclassification, and require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of related selling, general and administrative expenses. The Company adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002 during the first quarter of fiscal 2003. Through the remainder of 2003, substantially all vendor support will now initially be deferred as a reduction of inventory purchased from each supplier, and the support will be realized into cost of sales as the related inventory is sold. For the thirteen week period ended May 3, 2003, the adoption of EITF 02-16 resulted in the reclassification of $1.7 million of vendor consideration from an offset to selling, general and administrative expenses to an $0.8 million reduction of cost of sales, and a $0.9 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

Note 3—Net Earnings (Loss) Per Share

        Basic net earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of potentially issuable common stock. Net earnings (loss) and the weighted average number of common shares used to compute net earnings (loss) per common share, basic and diluted, are presented below:

	Thirteen Weeks Ended
	May 4, 2002	May 3, 2003
Net earnings (loss) available to common stockholders	$(29,714)	$11,079

Common shares, basic	52,368	57,377
Dilutive effect of stock options	—	606

Common shares, diluted	52,368	57,983

        Options and warrants to purchase common shares that were outstanding at May 4, 2002 and May 3, 2003, but were not included in the computation of diluted net earnings (loss) per common share because of their anti-dilutive impact on earnings (loss) per common share, were 1,398 and 110, respectively.

Note 4—Related Party Transactions

        In October 2000, the Company entered into a management services agreement with two entities who were sponsors of the Company's merger and recapitalization transaction. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $0.3 million, and terminated the management services agreement and paid an aggregate amount of $12.5 million as a one-time termination fee, in the thirteen weeks ended May 4, 2002 to these two related parties.

        In February 2002, the Company redeemed, for approximately $239.8 million, all of the then outstanding shares of series A and series B preferred stock, primarily from related parties.

Note 5—Long-Term Debt

        In August 2002, the Company refinanced its term loan facility so that the senior credit facility now consists of a $75.0 million revolving credit facility and a $193.5 million term loan facility for a total commitment of $268.5 million. Borrowings under the senior credit facility are secured by substantially all of the Company's assets and currently bear interest, at the Company's option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the leverage ratio at the time in the case of the revolving credit facility and a fixed margin of 3.00% in the case of the term loan facility. The effective interest rate of these borrowings at May 3, 2003 was 4.3%. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At May 3, 2003, the Company was in full compliance with all these covenants, the outstanding balance of the Company's term loan facility was $192.0 million, and there were no borrowings on the Company's revolving credit facility, which had $56.2 million of available credit.

Note 6—Senior Subordinated Notes

        In October 2001, the Company issued $200 million in aggregate principal amount of its 10.75% senior subordinated notes maturing on November 1, 2011. Interest on the 10.75% senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually. The Company may redeem the 10.75% senior subordinated notes at its option at any time after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. At any time before November 1, 2004, the 10.75% senior subordinated notes may be redeemed from the proceeds of one or more qualifying public offerings of common stock of the Company at a redemption price of 110.75% of the principal amount of the 10.75% senior subordinated notes redeemed, plus accrued interest, so long as there remains outstanding at least 65% of the original aggregate principal amount of the 10.75% senior subordinated notes after giving effect to each such redemption.

        In February 2002, the Company repurchased $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes and recorded an extraordinary loss on early extinguishment of debt totaling $2,004, consisting of a $3,150 prepayment premium and the write-off of $186 in unamortized debt discount, net of a tax benefit of $1,332. As a result of the adoption of SFAS No.145 as discussed above, the Company has reclassified this amount from an extraordinary loss on early extinguishment of debt, to debt retirement costs, a component of recurring operations, for the thirteen week period ended May 4, 2002.

Note 7—Initial Public Offering

        On February 27, 2002, the Company completed an initial public offering of 14,500 shares of common stock for net proceeds of approximately $254.8 million, after deducting the underwriting discount and estimated offering expenses. On March 14, 2002, the Company received additional net proceeds of approximately $17.7 million from the sale of 1,000 additional shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The Company used approximately $239.8 million of the net proceeds of its initial public offering to redeem in full all of the Company's then outstanding shares of series A and series B preferred stock. In connection with the initial public offering the Company also amended and restated its stockholders agreement and its securityholders agreement, terminated its management services agreement and used approximately $32.7 million of the net proceeds of the initial public offering, plus approximately $1.8 million in cash on-hand, to repurchase $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes due 2011 at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date.

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

Note 8—Contingencies

        In July 2001, the Company received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. The purported class of plaintiffs alleged that the Company improperly classified its salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring the Company to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. In December 2002, the Company announced its intention to settle all claims related to this lawsuit. While the Company continues to deny the allegations underlying the lawsuit, the Company has tentatively agreed to the settlement to avoid possible disruption to its business from protracted litigation. In fiscal 2002, the Company expensed $2.1 million, after tax, for the settlement, which received preliminary court approval on March 7, 2003 but remains subject to final court approval.

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

Note 9—Subsequent Event

        On May 29, 2003, the Company completed a public offering of 9,000,000 shares of its common stock at $19.65 per share. All of the 9,000,000 shares were offered by selling stockholders. In addition, certain selling stockholders granted the underwriters an option to purchase an additional 1,350,000 shares of common stock to cover over-allotments, which they exercised on June 9, 2003. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. Offering expenses of approximately $1.5 million will be recorded by the Company as a direct charge to accumulated deficit in the second quarter.

Note 10—Supplemental Guarantor Condensed Consolidating Financial Statements

        In October 2001, the Company issued $200 million in principal amount of its 10.75% senior subordinated notes due 2011 under which certain of its subsidiaries (the guarantor subsidiaries) serve as guarantors on a full and unconditional basis. Certain other subsidiaries (the non-guarantor subsidiaries)

do not guarantee such debt. In March 2002, the Company repurchased $30.0 million in aggregate principal amount of these notes.

        The Company has included the following tables which present the unaudited condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of May 3, 2003 and February 1, 2003, and the related unaudited condensed consolidating statements of operations and cash flows for the thirteen weeks ended May 3, 2003 and May 4, 2002.

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

May 3, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$88,037	$240	$—	$—	$88,277
Receivables	3,285	10,551	—	—	13,836
Inventories	125,537	9,642	—	—	135,179
Deferred tax assets	8,796	—	—	—	8,796
Other	20,318	906	—	—	21,224

Total current assets	245,973	21,339	—	—	267,312
Fixed assets, net	217,282	21,313	—	—	238,595
Debt issuance costs	5,706	—	—	—	5,706
Goodwill	—	40,537	—	—	40,537
Intercompany investments and advances	224,408	61,261	—	(285,669)	—
Other assets	7,133	1	—	—	7,134

	$700,502	$144,451	$—	$(285,669)	$559,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$(4,782)	$55,592	$—	$—	$50,810
Intercompany payables	204,782	(204,782)	—	—	—
Accrued expenses	65,492	6,629	—	—	72,121
Accrued salaries and employee benefits	37,829	834	—	—	38,663
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	445	—	—	—	445

Total current liabilities	305,766	(141,727)	—	—	164,039
Long-term debt, excluding current portion	190,000	—	—	—	190,000
Senior subordinated notes payable	170,000	—	—	—	170,000
Capital lease and other obligations, excluding current portion	2,494	—	—	—	2,494
Deferred tax liability	13,268	—	—	—	13,268
Deferred rent and other liabilities	18,911	509	—	—	19,420

Total liabilities	700,439	(141,218)	—	—	559,221
Stockholders' equity	63	285,669	—	(285,669)	63

	$700,502	$144,451	$—	$(285,669)	$559,284

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the thirteen weeks ended May 3, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$354,517	$251,685	$—	$(221,495)	$384,707
Cost of sales and occupancy costs	250,459	210,208	—	(195,019)	265,648

Gross profit	104,058	41,477	—	(26,476)	119,059
Selling, general and administrative expenses	90,091	30,705	—	(26,476)	94,320

Operating income	13,967	10,772	—	—	24,739
Interest income	(819)	—	—	—	(819)
Interest expense	7,396	—	—	—	7,396

Earnings before income taxes	7,390	10,772	—	—	18,162
Income taxes	7,083	—	—	—	7,083

Earnings before equity in earnings of subsidiaries	307	10,772	—	—	11,079
Equity in earnings of subsidiaries	10,772	—	—	(10,772)	—

Net earnings	$11,079	$10,772	$—	$(10,772)	$11,079

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the thirteen weeks ended May 4, 2002

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$320,754	$224,024	$—	$(195,566)	$349,212
Cost of sales and occupancy costs	230,369	187,774	—	(172,634)	245,509

Gross profit	90,385	36,250	—	(22,932)	103,703
Selling, general and administrative expenses	81,904	23,141	—	(22,932)	82,113
Management fees and termination costs	12,760	—	—	—	12,760
Stock-based compensation and other costs	8,176	—	—	—	8,176

Operating income (loss)	(12,455)	13,109	—	—	654
Interest income	(157)	—	—	—	(157)
Interest expense	8,915	—	—	—	8,915
Debt retirement costs	3,336	—	—	—	3,336

Earnings (loss) before income taxes	(24,549)	13,109	—	—	(11,440)
Income taxes (benefit)	(2,213)	—	—	—	(2,213)

Earnings (loss) before equity in earnings of subsidiaries	(22,336)	13,109	—	—	(9,227)
Equity in earnings of subsidiaries	13,109	—	—	(13,109)	—

Net earnings (loss)	$(9,227)	$13,109	$—	$(13,109)	$(9,227)

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF CASH FLOWS

For the thirteen weeks ended May 3, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$11,079	$10,772	$—	$(10,772)	$11,079
Adjustments to reconcile net earnings to net cash provided by operating activities	3,030	(10,789)	—	10,772	3,013

Net cash provided by operating activities	14,109	(17)	—	—	14,092

Cash flows from investing activities:
Additions to fixed assets	(33,333)	(506)	—	—	(33,839)
Net (loans) repayments to/from employees	62	—	—	—	62

Net cash used in investing activities	(33,271)	(506)	—	—	(33,777)

Cash flows from financing activities:
Repayment of long term debt agreements	(500)	—	—	—	(500)
Debt issuance costs	(378)	—	—	—	(378)
Repayment of capital lease and other obligations	(102)	—	—	—	(102)
Net proceeds from the issuance of common stock	5	—	—	—	5

Net cash used in financing activities	(975)	—	—	—	(975)

Net increase (decrease) in cash and cash equivalents	(20,137)	(523)	—	—	(20,660)
Cash and cash equivalents at the beginning of the year	108,174	763	—	—	108,937

Cash and cash equivalents at the end of the period	$88,037	$240	$—	$—	$88,277

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF CASH FLOWS

For the thirteen weeks ended May 4, 2002

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings (loss)	$(9,227)	$13,109	$—	$(13,109)	$(9,227)
Adjustments to reconcile net earnings to net cash used in operating activities	6,845	(12,113)	—	13,109	7,841

Net cash used in operating activities	(2,382)	996	—	—	(1,386)

Cash flows from investing activities:
Additions to fixed assets	(10,997)	(1,038)	—	—	(12,035)
Net loans to employees	(15)	—	—	—	(15)

Net cash used in investing activities	(11,012)	(1,038)	—	—	(12,050)

Cash flows from financing activities:
Repayment of long term debt agreements	(30,500)	—	—	—	(30,500)
Debt issuance costs	(446)	—	—	—	(446)
Repayment of capital lease and other obligations	(1,461)	—	—	—	(1,461)
Net proceeds from the issuance of common stock	272,772	—	—	—	272,772
Redemption of Series A senior redeemable preferred stock	(142,231)	—	—	—	(142,231)
Redemption of Series B senior redeemable preferred stock	(97,538)	—	—	—	(97,538)

Net cash provided by financing activities	596	—	—	—	596

Net decrease in cash and cash equivalents	(12,798)	(42)	—	—	(12,840)
Cash and cash equivalents at the beginning of the year	36,000	215	—	—	36,215

Cash and cash equivalents at the end of the period	$23,202	$173	$—	$—	$23,375

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto for the year ended February 1, 2003 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K, as amended, for the year ended February 1, 2003. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Certain Cautionary Statements" in Item 1 of our Annual Report on Form 10-K, as amended, for the year ended February 1, 2003.

General

        PETCO is a leading specialty retailer of premium pet food, supplies and services. As of May 3, 2003, we operated 617 stores in 43 states and the District of Columbia. We plan to follow a strategy of opening new stores in new and existing markets, expanding, remodeling or relocating certain existing stores and closing under-performing stores. Since the middle of 2001, all new stores have been opened in our new millennium format. As a result of our store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store pre-opening expenses and lower anticipated sales volumes of newer stores.

        On October 2, 2000, we completed a leveraged recapitalization with an entity controlled by Leonard Green & Partners, L.P. and its affiliates, and TPG Partners III, L.P. and its affiliates, the sponsors of the transaction. The transaction was financed by a combination of equity, senior subordinated debt and a senior credit facility. A group of equity investors led by the sponsors contributed a total of approximately $200 million of equity to PETCO in the transaction. The transaction was accounted for as a recapitalization, and as such, a step-up of assets to fair market value was not required.

        On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.5 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the exercise of the underwriters' option to purchase additional shares. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.7 million of the net proceeds of our initial public offering, plus approximately $1.8 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued and unpaid interest through the repurchase date.

Results of Operations

Thirteen Weeks Ended May 3, 2003 Compared With Thirteen Weeks Ended May 4, 2002

        Net sales increased 10.2% to $384.7 million for the thirteen weeks ended May 3, 2003 from $349.2 million for the thirteen weeks ended May 4, 2002. The increase in net sales resulted primarily from the comparable store net sales increase of 4.6% and the addition of 65 new stores since the prior year first quarter, partially offset by the closure of 19 stores, of which 12 were relocated. The 46 net new stores added since the first quarter of 2002 bring our store base to 617 locations nationwide. The comparable store net sales increase was attributable to increased traffic and improvements in product mix. The increase in comparable store net sales accounted for approximately $15.9 million, or 44.7%, of the net sales increase, while the net increase in our store base accounted for approximately $19.6 million, or 55.3%, of the net sales increase.

        Gross profit, defined as net sales less cost of sales including store occupancy costs, increased 14.9%, or $15.4 million, to $119.1 million from $103.7 million in the prior year quarter. Gross profit for the first quarter of 2002 included a non-cash stock-based compensation expense of $1.4 million related to the deemed fair value of our common stock as a result of our initial public offering. Gross profit as a percentage of net sales, increased 120 basis points compared to the prior year first quarter. The impact of the non-cash stock based compensation expense was 40 basis points. As a result of the adoption of EITF 02-16, substantially all vendor support will initially be deferred as a reduction of inventory purchased from each supplier, and will be recognized in cost of sales as the related inventory is sold. The effect of the adoption of EITF 02-16 on the first quarter gross profit also includes a net benefit of 20 basis points. The remainder of the increase was driven by the continuing change in mix from lower-margin premium pet food sales to higher-margin categories, such as companion animals, toys, supplies and services.

        Selling, general and administrative expenses increased to $94.3 million in the first quarter of 2003 from $82.1 million in the prior year quarter. As a percentage of net sales, these expenses increased to 24.5% in the first quarter from 23.5% in the prior year quarter. Contributing to the increase were expenditures associated with store pre-opening costs, the commencement of our millennium remodel program, and increased insurance, medical, dental and legal costs. In addition, the adoption of EITF 02-16 resulted in the reclassification of $1.7 million of vendor consideration from an offset to selling, general and administrative expenses to an $0.8 million reduction of cost of sales and a $0.9 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

        Management fees in the prior year quarter were $0.3 million in addition to the aggregate amount of $12.5 million we paid as a one-time termination fee in February 2002 to terminate the management services agreement that we entered into in conjunction with our leveraged recapitalization.

        Non-cash stock-based compensation and other costs in the prior year quarter were $8.2 million. Non-cash stock-based compensation expenses were based on the deemed fair value of our common stock as a result of our initial public offering.

        Operating income in the first quarter of 2003 increased to $24.7 million, or 6.4% of net sales, from $0.7 million, or 0.2% of net sales, in the prior year quarter. Operating income in the prior year quarter includes management fees and termination costs of $12.8 million and stock-based compensation totaling $8.4 million. The effect of the adoption of EITF 02-16 on the first quarter operating income includes a deferral of approximately $0.9 million, which will be recognized as a reduction of cost of sales in future periods.

        Net interest expense was $6.6 million for the thirteen week period ended May 3, 2003, compared with $8.8 million in the prior year quarter. Lower debt levels due to the repurchase of $30.0 million in aggregate principal amount of our senior subordinated notes in the first quarter of 2002, reduced libor rates and lower interest rate margins due to the refinancing of our senior credit facility in August 2002 contributed to the reduction in interest expense.

        Income tax expense for the first quarter of 2003 was $7.1 million, compared with income tax benefit of $2.2 million in the prior year quarter. Our effective tax rate for the first quarter of 2003 was 39.0%.

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

        Net earnings available to common stockholders in the first quarter of 2003 increased to $11.1 million, or $0.19 per diluted share, including the $0.01 per share negative impact of an accounting change as the result of the adoption of EITF 02-16. This compared with a net loss available to common stockholders of $29.7 million, or a $0.57 loss per diluted share, for the prior year quarter. The first quarter of 2002 included the following items: $12.8 million in management fees and termination costs related to the termination of a management services agreement that was entered into in conjunction with our leveraged recapitalization; $8.4 million in stock-based compensation expense, and other primarily financing and legal costs of $1.2 million, related to the Company's initial public offering; debt retirement costs of $3.3 million related to the early repurchase of senior subordinated notes with proceeds of the initial public offering; and an increase in the carrying amount and premium on redemption of previously outstanding preferred stock of $20.5 million.

Liquidity and Capital Resources

        We have financed our operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At May 3, 2003, total assets were $559.3 million, $267.3 million of which were current assets. Net cash provided by operating activities was $14.1 million for the thirteen week period ended May 3, 2003 compared to net cash used in operating activities of $1.4 million in the prior-year period. Our sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity. We use operating cash principally to make interest payments on our debt and to purchase inventory. A portion of the inventory we purchase is financed through vendor credit terms. We significantly increased our leverage following our leveraged recapitalization in October 2000, and we use cash generated from operating activities to service the increased debt levels.

        We use cash in investing activities to purchase fixed assets for new stores, to acquire stores, to remodel certain existing stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2003 will be approximately $90 million to $95 million, which includes the estimated cost of purchasing additional land and office buildings adjacent to our existing national support center offices, and the estimated cost of remodeling up to 50 stores into our millennium format. Cash used in investing activities was $33.8 million, including $14.0 million for the purchase of the land and office buildings, and $12.1 million for the thirteen week periods ended May 3, 2003 and May 4, 2002, respectively.

        We have historically financed some of our purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during the thirteen week periods ended May 3, 2003 and May 4, 2002, respectively.

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

        In August 2002, we refinanced our term loan facility so that the senior credit facility now consists of a $75.0 million revolving credit facility and a $193.5 million term loan facility for a total commitment of $268.5 million. Our senior credit facility expires between October 2, 2006 and October 2, 2008, and the agreement governing our senior credit facility contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At May 3, 2003, we were in full compliance with all of these covenants, the outstanding balance of our term loan facility was $192.0 million, and there were no borrowings on our revolving credit facility, which has $56.2 million of available credit.

        On February 3, 2003, we entered into a limited waiver and third amendment to our senior credit facility. The waiver allowed us to purchase land and buildings adjacent to our national support center, and also allows us to redeem or repurchase, from time to time, up to $50 million of our 10.75% senior subordinated notes. Certain other provisions of the waiver were allowed to expire on May 31, 2003.

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

        On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.5 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters' option to purchase additional shares. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock, and used approximately $32.7 million of the net proceeds of our initial public offering plus approximately $1.8 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face value plus accrued interest.

        Our primary long-term capital requirement is funding for the opening or acquisition of stores as well as the remodeling of certain existing stores. Cash flows used in financing activities were $1.0 million for the thirteen week period ended May 3, 2003 compared with cash flows provided by financing activities of $0.6 million for the thirteen week period ended May 4, 2002. During the thirteen week period ended May 4, 2002, net proceeds of $272.8 million were generated from sales of our common stock. In addition, for the thirteen week period ended May 4, 2002, we used $239.8 million to redeem our series A senior preferred stock and our series B junior preferred stock and approximately $32.7 million of the net proceeds of the initial public offering, plus approximately $1.8 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest, leaving $170.0 million in aggregate principal amount of our senior subordinated notes outstanding. Remaining cash flows used in financing activities were repayments of long-term debt agreements and other obligations.

        As of February 1, 2003, we had available net operating loss carryforwards of $19.3 million for federal income tax purposes, which begin expiring in 2012, and $20.0 million for state income tax purposes, which begin expiring in 2010.

        We anticipate that cash flows generated by operations and funds available under the credit facility will be sufficient to finance our continued operations and planned store openings at least through the next twelve months.

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

        All of the $192.0 million in debt under our senior credit facility as of May 3, 2003 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in LIBOR from the applicable rate at May 3, 2003 would increase net interest expense by approximately $0.3 million on an annual basis, and would decrease both earnings and cash flows for that annual period by approximately $0.2 million. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

        We did not have any material foreign exchange or other significant market risk at May 3, 2003.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Part II. Other Information

Item 1. Legal Proceedings

        In July 2001, we received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. The purported class of plaintiffs alleged that we improperly classified our salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought includes compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deems proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. In December 2002, we announced our intention to settle all claims related to this lawsuit. While we continue to deny the allegations underlying the lawsuit, we have tentatively agreed to the settlement to avoid possible disruption to our business from protracted litigation. In fiscal 2002, we expensed $2.1 million, after tax, for the settlement, which received preliminary court approval on March 7, 2003 but remains subject to final court approval.

        In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney's office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all of our stores. We are responding to the complaint and are defending it vigorously. The complaint and any similar actions, which could be filed in the future, could cause negative publicity, which could have a material adverse effect on our results of operations.

        We are also involved in routine litigation arising in the ordinary course of our business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 5. Other Information

Certain Cautionary Statements

        Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words like "believe," "intend," "target," "expect," "estimate," "may," "should," "plan," "project," "contemplate," "anticipate," "predict" or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors, such as performance of new stores, ability to execute expansion strategy and sustain growth, debt levels, reliance on vendors and exclusive distribution arrangements, competition, integration of operations as a result of acquisitions, compliance with various state and local regulations and dependence on senior management, are discussed from time to time in the reports we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K, as amended, for the fiscal year ended February 1, 2003.

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

Date: June 6, 2003

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

Date: June 6, 2003	/s/ BRIAN K. DEVINE Chief Executive Officer

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

Date: June 6, 2003	/s/ JAMES M. MYERS Chief Financial Officer

QuickLinks

PETCO ANIMAL SUPPLIES, INC. FORM 10-Q For the Quarter Ended May 3, 2003 INDEX
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data or as otherwise noted)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET May 3, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET February 1, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended May 3, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended May 4, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the thirteen weeks ended May 3, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the thirteen weeks ended May 4, 2002 (unaudited, in thousands)
Signatures
Certifications