Form 10-Q
period 2003-08-02
PETCO ANIMAL SUPPLIES INC
filed 2003-09-15
CIK 888455

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	September 2, 2003	57,444,417

PETCO ANIMAL SUPPLIES, INC.
FORM 10-Q
For the Quarter Ended August 2, 2003

Part I. Financial Information

Item 1. Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 1, 2003	August 2, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,937	$63,333
Receivables	14,303	15,074
Inventories	138,410	136,251
Deferred tax assets	14,492	3,492
Other	7,459	6,366

Total current assets	283,601	224,516
Fixed assets, net	218,442	247,271
Debt issuance costs	5,724	3,961
Goodwill	40,644	40,339
Other assets	6,444	10,443

	$554,855	$526,530

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61,308	$54,759
Accrued expenses	65,091	66,477
Accrued salaries and employee benefits	41,740	45,461
Current portion of long-term debt	2,000	1,478
Current portion of capital lease and other obligations	411	475

Total current liabilities	170,550	168,650
Long-term debt, excluding current portion	190,500	140,022
Senior subordinated notes payable	170,000	170,000
Capital lease and other obligations, excluding current portion	2,630	2,369
Deferred tax liability	13,268	12,917
Deferred rent and other liabilities	18,990	19,808

Total liabilities	565,938	513,766

Stockholders' equity (deficit):
Common stock, $.001 par value, 250,000 shares authorized and 57,373 and 57,439 shares issued and outstanding at February 1, 2003 and August 2, 2003, respectively	57	57
Additional paid-in capital	65,179	65,716
Accumulated deficit	(76,319)	(53,009)

Total stockholders' equity (deficit)	(11,083)	12,764

	$554,855	$526,530

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003
Net sales	$354,469	$398,446	$703,681	$783,153
Cost of sales and occupancy costs	246,049	268,675	491,558	534,323

Gross profit	108,420	129,771	212,123	248,830
Selling, general and administrative expenses	83,767	99,589	165,880	193,909
Management fees and termination costs	—	—	12,760	—
Stock-based compensation and other costs	—	—	8,176	—

Operating income	24,653	30,182	25,307	54,921
Interest income	(152)	(265)	(309)	(1,084)
Interest expense	8,527	7,355	17,442	14,751
Debt retirement costs	—	1,572	3,336	1,572

Earnings before income taxes	16,278	21,520	4,838	39,682
Income taxes	6,348	8,042	4,135	15,125

Net earnings	9,930	13,478	703	24,557
Increase in carrying amount and premium on redemption of preferred stock	—	—	(20,487)	—

Net earnings (loss) available to common stockholders	$9,930	$13,478	$(19,784)	$24,557

Net earnings (loss) per common share:
Basic	$0.17	$0.23	$(0.36)	$0.43

Diluted	$0.17	$0.23	$(0.36)	$0.42

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Twenty-six weeks ended
	August 3, 2002	August 2, 2003
Cash flows from operating activities:
Net earnings	$703	$24,557
Depreciation and amortization	25,190	28,743
Provision for deferred taxes	3,562	11,003
Stock-based compensation	8,439	—
Non-cash write-off of debt issuance costs	186	1,572
Changes in assets and liabilities:
Receivables	146	(771)
Inventories	1,060	2,159
Other assets	(10,616)	740
Accounts payable	(9,306)	(6,549)
Accrued expenses	16,543	1,158
Accrued interest	(1,051)	183
Accrued salaries and employee benefits	618	3,721
Accrued store closing costs	882	(360)
Deferred rent and other liabilities	69	272

Net cash provided by operating activities	36,425	66,428

Cash flows from investing activities:
Additions to fixed assets	(27,529)	(56,393)
Acquisition of intangible assets	—	(3,000)
Net (loans) repayments to/from employees	(30)	124

Net cash used in investing activities	(27,559)	(59,269)

Cash flows from financing activities:
Repayment of long-term debt agreements	(31,000)	(51,000)
Debt issuance costs	(446)	(378)
Repayment of capital lease and other obligations	(2,899)	(197)
Proceeds from the issuance of common stock	295,067	59
Costs from the issuance of common stock	(22,288)	(1,247)
Redemption of Series A senior redeemable preferred stock	(142,231)	—
Redemption of Series B junior redeemable preferred stock	(97,538)	—

Net cash used in financing activities	(1,335)	(52,763)

Net increase (decrease) in cash and cash equivalents	7,531	(45,604)
Cash and cash equivalents at beginning of year	36,215	108,937

Cash and cash equivalents at end of period	$43,746	$63,333

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1—General

        In the opinion of management of PETCO Animal Supplies, Inc. (the "Company" or "PETCO"), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of August 2, 2003 and for the thirteen and twenty-six week periods ended August 3, 2002 and August 2, 2003. Certain amounts have been reclassified to conform to the current period presentation. Because of the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended August 3, 2002 and August 2, 2003 are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2003 refer to the fiscal year beginning on February 2, 2003 and ending on January 31, 2004. For further information, refer to the consolidated financial statements and related footnotes for fiscal 2002 included in the Company's Annual Report on Form 10-K, as amended (File No. 0-23574), filed with the Securities and Exchange Commission on March 20, 2003.

Note 2—New Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement's effective date. The Company completed its annual impairment assessment during the second quarter of 2003 and recorded $0.2 million of goodwill impairment in the second quarter of 2003, compared to $0.3 million of transitional impairment recorded in the second quarter of 2002. Non-compete agreements, which comprise all of the Company's intangible assets with defined lives, had a carrying value of $2.0 million and $4.9 million and accumulated amortization of $1.8 million at both February 1, 2003 and August 2, 2003, respectively. Amortization of non-compete agreements was $0.1 million and $0.05 million for the thirteen weeks ended August 3, 2002 and August 2, 2003 and $0.1 million for each of the twenty-six weeks ended August 3, 2002 and August 2, 2003, respectively.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 14, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion, or APB, No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. During the twenty-six weeks ended August 3, 2002, the Company repurchased $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes, and in connection therewith recorded an extraordinary loss on the early extinguishment of debt totaling $2,004, consisting of a $3,150 prepayment premium and the write-off of $186 in unamortized debt discount, net of a tax benefit of $1,332. As a result of the adoption of SFAS No. 145, the Company has reclassified this amount from an extraordinary loss on early extinguishment of debt, to debt retirement costs, a component of recurring operations, for the twenty-six weeks ended

August 3, 2002. The related income tax benefit was reclassified to income taxes for the twenty-six weeks ended August 3, 2002.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management continually reviews the ability of stores to provide positive contributions to the Company's results. Prior to December 31, 2002, the Company charged costs associated with store closures to operations upon commitment to close a store within 12 months of the date of commitment. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net of contractual sub-lease income and are recorded in cost of sales and occupancy costs in the accompanying statements of operations. For the thirteen and twenty-six week periods ended August 3, 2002, there were none and $1,139 store closing costs charged against operations, respectively. During the first half of 2003, there were store closing cost reversals of $55 related to changes in estimates to previously recorded store closing accruals, resulting in a net reversal of store closing costs of $55 and a net impact of $35 for the thirteen and twenty-six week periods ended August 2, 2003, respectively. The total accrued store closing costs were $2,702 and $2,342 as of February 1, 2003 and August 2, 2003, respectively, and are included in accrued expenses and deferred rent and other liabilities.

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

        Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings (loss) would have been as reflected in the following table. No options were granted during the thirteen-weeks ended August 2, 2003. The weighted average fair value per share of the options granted during the thirteen-week period ended August 3, 2002 and the twenty-six week periods ended August 3, 2002 and August 2, 2003 were an estimated $11.19, $8.70 and $7.25, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 57%, 49% and 41% for the thirteen-week period ended August 3, 2002 and the twenty-six week periods ended August 3, 2002 and August 2, 2003, respectively, risk-free interest rates of 4.3%, 4.2% and 3.0% for the thirteen-week period ended August 3, 2002 and the twenty-six week periods ended August 3, 2002 and August 2, 2003, respectively, and an expected life for all periods presented of five years.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003
Net earnings (loss) available to common stockholders	$9,930	$13,478	$(19,784)	$24,557
Stock-based compensation recorded using the intrinsic value method, net of tax	—	—	5,148	—
Net earnings (loss) before stock-based compensation	9,930	13,478	(14,636)	24,557
Stock-based compensation using the fair value method, net of tax	358	595	5,012	1,068
Pro forma net earnings (loss) available to common stockholders	9,572	12,883	(19,648)	23,489
Pro forma basic and diluted earnings (loss) per common share	$0.17	$0.22	$(0.36)	$0.40

        In January 2003, the FASB's Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002, do not allow for prior period reclassification, and require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of related selling, general and administrative expenses. The Company adopted the provisions of EITF 02-16 during the first quarter of fiscal 2003. Through the remainder of 2003, substantially all vendor support will initially be deferred as a reduction of the cost of inventory purchased from each supplier, and the support will be recognized into cost of sales as the related inventory is sold. For the thirteen and twenty-six week periods ended August 2, 2003, the adoption of EITF 02-16 resulted in the reclassification of $4.3 and $6.0 million of vendor consideration from an offset to selling, general and administrative expenses, to a $2.9 and $3.7 million reduction of cost of sales, and a $1.4 and $2.3 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

Note 3—Net Earnings Per Share

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003
Net earnings (loss) available to common stockholders	$9,930	$13,478	$(19,784)	$24,557
Common shares, basic	57,300	57,409	54,834	57,393
Dilutive effect of stock options	707	767	—	683
Common shares, diluted	58,007	58,176	54,834	58,076

        Options to purchase common shares that were outstanding for the thirteen and twenty-six weeks ended August 3, 2002 and August 2, 2003, but were not included in the computation of diluted net earnings (loss) per share because of their anti-dilutive impact on earnings (loss) per common share, were 38 and 80 and 31 and 113, respectively.

Note 4—Related Party Transactions

        In October 2000, the Company entered into a management services agreement with two entities who were sponsors of the Company's merger and recapitalization transaction. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $0.3 million, and terminated the management services agreement and paid an aggregate amount of $12.5 million as a one-time termination fee, in the thirteen weeks ended August 3, 2002 to these two related parties.

        In February 2002, the Company redeemed, for approximately $239.8 million, all of the then outstanding shares of series A and series B preferred stock, primarily from related parties.

Note 5—Long-Term Debt

        The Company has a senior credit facility with a syndicate of banks that expires between October 2, 2006 and October 2, 2008. As of July 31, 2003, the senior credit facility consisted of a $75.0 million revolving credit facility and a $191.5 million term loan. On August 1, 2003, the Company made an early repayment of $50 million of the term loan from operating cash flows, incurring debt retirement costs of $1.6 million. In connection with the repayment, the Company entered into an amendment of the senior credit facility that resulted in an immediate interest rate reduction of 0.5% on the term loan and more favorable credit terms.

        As a result of the amendment, the senior credit facility now consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. Borrowings under the senior credit facility are secured by substantially all of the Company's assets and bear interest (1) in the case of the revolving facility, at the Company's option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the Company's leverage ratio at the time, and (2) in the case of the term loan, at the Company's option, at the agent bank's base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. The effective interest rate of these borrowings at August 2, 2003 was 3.62%. The amended credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At August 2, 2003, the Company was in full compliance with all of these covenants, the outstanding balance of the term loan was $141.5 million and there were no borrowings on the revolving credit facility, which had $56.3 million of available credit.

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

        In March 2002, the Company repurchased $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes and recorded an extraordinary loss on early extinguishment of debt totaling $2,004, consisting of a $3,150 prepayment premium and the write-off of $186 in unamortized debt discount, net of a tax benefit of $1,332. As a result of the adoption of SFAS No.145 as discussed above, the Company has reclassified this amount from an extraordinary loss on early extinguishment of debt, to debt retirement costs, a component of recurring operations, for the twenty-six week period ended August 3, 2002.

Note 7—Initial Public Offering

        On February 27, 2002, the Company completed an initial public offering of 14,500 shares of common stock for net proceeds of approximately $254.8 million, after deducting the underwriting discount and offering expenses. On March 14, 2002, the Company received additional net proceeds of approximately $17.7 million from the sale of 1,000 additional shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The Company used approximately $239.8 million of the net proceeds of its initial public offering to redeem in full all of the Company's then outstanding shares of series A and series B preferred stock. In connection with the initial public offering the Company also amended and restated its stockholders agreement and its securityholders agreement, terminated its management services agreement and used approximately $32.7 million of the net proceeds of the initial public offering, plus approximately $1.8 million in cash on-hand, to repurchase $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes due 2011 at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date.

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

Note 8—Secondary Offering

        On May 29, 2003, certain selling stockholders completed a public offering of 9,000 shares of the Company's common stock, pursuant to an effective shelf registration statement previously filed by the Company with the SEC. An additional 1,350 shares of common stock were sold by certain selling stockholders to cover over-allotments on June 9, 2003. On June 23, 2003, certain selling stockholders completed a privately negotiated sale of 1,880 shares of the Company's common stock pursuant to the shelf registration statement. All of the 12,230 shares were offered by selling stockholders and the Company did not receive any proceeds from the sale of the shares by the selling stockholders. Offering expenses of approximately $1.2 million were recorded by the Company as a direct charge to accumulated deficit during the second quarter of 2003. The Company terminated the shelf registration statement on June 30, 2003.

Note 9—Contingencies

        In July 2001, the Company received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. The purported class of plaintiffs alleged that the Company improperly classified its salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought included compensatory damages, penalties, preliminary and permanent injunctions requiring the Company to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deemed proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. In December 2002, the Company announced its intention to settle all claims related to this lawsuit. While the Company denies the allegations underlying the lawsuit, the Company agreed to the settlement to avoid possible disruption to its business from protracted litigation. In fiscal 2002, the Company expensed $2.1 million, after tax, for the settlement, which received final court approval on July 31, 2003.

        In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney's office to the effect that certain associates have not properly cared for companion animals for sale in the Company's two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in the Company's San Francisco stores. The complaint and related news reports have caused negative publicity and subsequently certain other California counties have indicated that they are reviewing the Company's animal care policies. The Company takes seriously any allegations regarding the proper care of companion animals and has taken steps to reiterate to all its associates the importance of proper care for all companion animals in all of the Company's stores. The Company is responding to the complaint and is defending it vigorously. The complaint and any similar actions, which could be filed in the future, could cause negative publicity, which could have a material adverse effect on the Company's results of operations.

        The District Attorneys of various California counties, through the San Diego District Attorney, have informed the Company that they are investigating certain alleged weights and measures violations. The investigation specifically concerns whether checkout price scanners used in the Company's stores identified prices that in some instances didn't match the posted prices for certain products, and whether the sale tags regarding those products were misleading. No legal action has been filed against the Company with respect to this investigation. Although the Company is working cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, the Company cannot give any assurances that it will be able to resolve this matter on satisfactory terms or at all. The Company is unable at this time to determine whether any potential settlement of this matter, or the outcome of any litigation that might ensue if the Company is unable to settle this matter, will have a material impact on the Company's results of operations or financial condition in any future period.

        In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including the Company, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleges that the individual plaintiffs and the purported class members sought employment with the other retailers or the Company, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. The case in state court was stayed pending an initial status conference. One of the co-defendants has removed the action to the United States District Court for the Central District of California. The Company has not made an appearance in the case, and no pleadings or discovery has been initiated. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action, and is unable at this time to determine whether the outcome of the litigation will have a material impact on the Company's results of operations or financial condition in any future period.

        The Company is also involved in routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 10—Subsequent Events

        On August 4, 2003, the Company amended its senior credit facility which now consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. The amendment resulted in an immediate interest rate reduction of 0.5% on the term loan, and more favorable credit agreement terms. See Note 5 for additional discussion.

Note 11—Supplemental Guarantor Condensed Consolidating Financial Statements

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

        The Company has included the following tables which present the unaudited condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of August 2, 2003 and February 1, 2003, and the related unaudited condensed consolidating statements of operations and cash flows for the twenty-six weeks ended August 2, 2003 and August 3, 2002.

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY BALANCE SHEET

August 2, 2003
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$63,168	$165	$—	$—	$63,333
Receivables	3,787	11,287	—	—	15,074
Inventories	126,303	9,948	—	—	136,251
Deferred tax assets	3,492	—	—	—	3,492
Other	5,361	1,005	—	—	6,366

Total current assets	202,111	22,405	—	—	224,516
Fixed assets, net	226,188	21,083	—	—	247,271
Debt issuance costs	3,961	—	—	—	3,961
Goodwill	—	40,339	—	—	40,339
Intercompany investments and advances	235,601	64,265	—	(299,866)	—
Other assets	7,452	2,991	—	—	10,443

	$675,313	$151,083	$—	$(299,866)	$526,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$(5,709)	$60,468	$—	$—	$54,759
Intercompany payables	218,183	(218,183)	—	—	—
Accrued expenses	58,501	7,976	—	—	66,477
Accrued salaries and employee benefits	45,046	415	—	—	45,461
Current portion of long-term debt	1,478	—	—	—	1,478
Current portion of capital lease and other obligations	475	—	—	—	475

Total current liabilities	317,974	(149,324)	—	—	168,650
Long-term debt, excluding current portion	140,022	—	—	—	140,022
Senior subordinated notes payable	170,000	—	—	—	170,000
Capital lease and other obligations, excluding current portion	2,369	—	—	—	2,369
Deferred tax liability	12,917	—	—	—	12,917
Deferred rent and other liabilities	19,267	541	—	—	19,808

Total liabilities	662,549	(148,783)	—	—	513,766
Stockholders' equity	12,764	299,866	—	(299,866)	12,764

	$675,313	$151,083	$—	$(299,866)	$526,530

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS

For the thirteen weeks ended August 2, 2003
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$367,756	$259,284	$—	$(228,594)	$398,446
Cost of sales and occupancy costs	254,817	212,950	—	(199,092)	268,675

Gross profit	112,939	46,334	—	(29,502)	129,771
Selling, general and administrative expenses	93,949	35,142	—	(29,502)	99,589

Operating income	18,990	11,192	—	—	30,182
Interest income	(265)	—	—	—	(265)
Interest expense	7,355	—	—	—	7,355
Debt retirement costs	1,572	—	—	—	1,572

Earnings before income taxes	10,328	11,192	—	—	21,520
Income taxes	8,042	—	—	—	8,042

Earnings before equity in earnings of subsidiaries	2,286	11,192	—	—	13,478
Equity in earnings of subsidiaries	11,192	—	—	(11,192)	—

Net earnings	$13,478	$11,192	$—	$(11,192)	$13,478

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS

For the twenty-six weeks ended August 2, 2003
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$722,273	$510,969	$—	$(450,089)	$783,153
Cost of sales and occupancy costs	505,276	423,158	—	(394,111)	534,323

Gross profit	216,997	87,811	—	(55,978)	248,830
Selling, general and administrative expenses	184,040	65,847	—	(55,978)	193,909

Operating income	32,957	21,964	—	—	54,921
Interest income	(1,084)	—	—	—	(1,084)
Interest expense	14,751	—	—	—	14,751
Debt retirement costs	1,572	—	—	—	1,572

Earnings before income taxes	17,718	21,964	—	—	39,682
Income taxes	15,125	—	—	—	15,125

Earnings before equity in earnings of subsidiaries	2,593	21,964	—	—	24,557
Equity in earnings of subsidiaries	21,964	—	—	(21,964)	—

Net earnings	$24,557	$21,964	$—	$(21,964)	$24,557

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF OPERATIONS

For the twenty-six weeks ended August 3, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$645,672	$460,034	$—	$(402,025)	$703,681
Cost of sales and occupancy costs	460,199	388,020	—	(356,661)	491,558

Gross profit	185,473	72,014	—	(45,364)	212,123
Selling, general and administrative expenses	165,698	45,546	—	(45,364)	165,880
Management fees and termination costs	12,760	—	—	—	12,760
Stock-based compensation and other costs	8,176	—	—	—	8,176

Operating income (loss)	(1,161)	26,468	—	—	25,307
Interest income	(309)	—	—	—	(309)
Interest expense	17,442	—	—	—	17,442
Debt retirement costs	3,336	—	—	—	3,336

Earnings (loss) before income taxes and extraordinary item	(21,630)	26,468	—	—	4,838
Income taxes	4,135	—	—	—	4,135

Earnings (loss) before equity in earnings of subsidiaries	(25,765)	26,468	—	—	703
Equity in earnings of subsidiaries	26,468	—	—	(26,468)	—

Net earnings	$703	$26,468	$—	$(26,468)	$703

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS

For the twenty-six weeks ended August 2, 2003
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$24,557	$21,964	$—	$(21,964)	$24,557
Adjustments to reconcile net earnings to net cash provided by operating activities	41,193	(21,286)	—	21,964	41,871

Net cash provided by operating activities	65,750	678	—	—	66,428

Cash flows from investing activities:
Additions to fixed assets	(55,117)	(1,276)	—	—	(56,393)
Acquisition of intangible assets	(3,000)	—	—	—	(3,000)
Net (loans) repayments to employees	124	—	—	—	124

Net cash used in investing activities	(57,993)	(1,276)	—	—	(59,269)

Cash flows from financing activities:
Repayment of long term debt agreements	(51,000)	—	—	—	(51,000)
Debt issuance costs	(378)	—	—	—	(378)
Repayment of capital lease and other obligations	(197)	—	—	—	(197)
Proceeds from the issuance of common stock	59	—	—	—	59
Costs from the issuance of common stock	(1,247)	—	—	—	(1,247)

Net cash used in financing activities	(52,763)	—	—	—	(52,763)

Net decrease in cash and cash equivalents	(45,006)	(598)	—	—	(45,604)
Cash and cash equivalents at the beginning of the year	108,174	763	—	—	108,937

Cash and cash equivalents at the end of the period	$63,168	$165	$—	$—	$63,333

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND
PARENT COMPANY STATEMENT OF CASH FLOWS

For the twenty-six weeks ended August 3, 2002
(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$703	$26,467	$—	$(26,467)	$703
Adjustments to reconcile net earnings to net cash provided by operating activities	30,831	(21,576)	—	26,467	35,722

Net cash provided by operating activities	31,534	4,891	—	—	36,425

Cash flows from investing activities:
Additions to fixed assets	(23,031)	(4,498)	—	—	(27,529)
Net (loans) repayments to/from employees	(30)	—	—	—	(30)

Net cash used in investing activities	(23,061)	(4,498)	—	—	(27,559)

Cash flows from financing activities:
Repayment of long term debt agreements	(31,000)	—	—	—	(31,000)
Debt issuance costs	(446)	—	—	—	(446)
Repayment of capital lease and other obligations	(2,899)	—	—	—	(2,899)
Proceeds from the issuance of common stock	295,067	—	—	—	295,067
Costs from the issuance of common stock	(22,288)	—	—	—	(22,288)
Redemption of Series A senior redeemable preferred stock	(142,231)	—	—	—	(142,231)
Redemption of Series B junior redeemable preferred stock	(97,538)	—	—	—	(97,538)

Net cash used in financing activities	(1,335)	—	—	—	(1,335)

Net increase in cash and cash equivalents	7,138	393	—	—	7,531
Cash and cash equivalents at the beginning of the year	36,000	215	—	—	36,215

Cash and cash equivalents at the end of the period	$43,138	$608	$—	$—	$43,746

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes for the year ended February 1, 2003 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K, as amended, for the year ended February 1, 2003. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Certain Cautionary Statements" in Item 1 of our Annual Report on Form 10-K, as amended, for the year ended February 1, 2003.

General

        PETCO is a leading specialty retailer of premium pet food, supplies and services. As of August 2, 2003, we operated 636 stores in 43 states and the District of Columbia. We plan to follow a strategy of opening new stores in new and existing markets, expanding, remodeling or relocating certain existing stores and closing under-performing stores. Since the middle of 2001, all new stores have been opened in our new millennium format. As a result of our store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store pre-opening expenses and lower anticipated sales volumes of newer stores.

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

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

        Net sales increased 12.4% to $398.4 million for the thirteen weeks ended August 2, 2003 from $354.5 million for the thirteen weeks ended August 3, 2002. The increase in net sales resulted primarily from the comparable store net sales increase of 6.1% and the addition of 61 new stores since the prior year second quarter, partially offset by the closure of 10 stores, of which 5 were relocated. The 51 net new stores added during the last twelve months brings our store base to 636 locations nationwide. The comparable store net sales increase was attributable to increased traffic and improvements in product mix. The increase in comparable store net sales accounted for approximately $21.4 million, or 48.7%, of the net sales increase, while the net increase in our store base accounted for approximately $22.5 million, or 51.3%, of the net sales increase.

        Gross profit, defined as net sales less cost of sales including store occupancy costs, increased 19.7%, or $21.4 million, to $129.8 million from $108.4 million in the prior year quarter. Gross profit as a percentage of net sales, increased approximately 200 basis points compared to the prior year second quarter. The increase was driven by the continuing change in mix from lower-margin pet food sales to higher-margin categories, such as pet accessories, supplies and services, which accounted for 130 basis points of the improvement. The remainder of the increase was a result of a net benefit of 70 basis points from the adoption of EITF 02-16.

        Selling, general and administrative expenses increased to $99.6 million in the second quarter of 2003 from $83.8 million in the prior year quarter. As a percentage of net sales, these expenses increased to 25.0% in the second quarter from 23.6% in the prior year quarter. Contributing to the increase were expenditures associated with store pre-opening costs, our millennium remodel program, and increased insurance, medical, dental and legal costs. In addition, the adoption of EITF 02-16 in 2003 resulted in the reclassification of $4.3 million of vendor consideration from an offset to selling, general and administrative expenses to a $2.9 million reduction of cost of sales and a $1.4 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

        Operating income in the second quarter of 2003 increased to $30.2 million, or 7.6% of net sales, from $24.7 million, or 7.0% of net sales, in the prior year quarter. The effect of the adoption of EITF 02-16 in 2003 was the deferral of approximately $1.4 million, which will be recognized as a reduction of cost of sales in future periods.

        Net interest expense was $7.1 million for the thirteen weeks ended August 2, 2003, compared with $8.4 million in the prior year quarter. Lower debt levels due to repayment of long-term debt and lower interest rates specific to our credit facility as well as rates in general, contributed to the reduction in interest expense. The early repayment of $50 million and amendment of our senior credit facility, completed in August 2003, resulted in an immediate interest rate reduction of 0.5%, which is expected to further positively impact interest expense in future periods.

        Income taxes for the second quarter of 2003 were $8.0 million, compared with $6.3 million in the prior year quarter. As a result of giving benefit to net operating losses in the second quarter of 2003 not previously benefited in prior periods, our effective tax rate for the second quarter of 2003 was approximately 37.4%.

        Net earnings in the second quarter of 2003 increased to $13.5 million, or $0.23 per diluted share, compared to $9.9 million, or $0.17 per diluted share, for the prior year quarter.

Twenty-six Weeks Ended August 2, 2003 Compared with Twenty-six Weeks Ended August 3, 2002

        Net sales increased 11.3% to $783.2 million for the twenty-six weeks ended August 2, 2003 from $703.7 million for the twenty-six weeks ended August 3, 2002. The increase in net sales resulted primarily from the comparable store net sales increase of 5.3% and the addition of 61 new stores since the prior year period, partially offset by the closure of 10 stores, of which 5 were relocated. The 51 net new stores added during the last twelve months brings our store base to 636 locations nationwide. The comparable store net sales increase was attributable to increased traffic and improvements in product mix. The increase in comparable store net sales accounted for approximately $37.4 million, or 47.0%, of the net sales increase, while the net increase in our store base accounted for approximately $42.1 million, or 53.0%, of the net sales increase.

        Gross profit increased 17.3%, or $36.7 million, to $248.8 million from $212.1 million in the prior year period. Gross profit for the first half of 2002 included a non-cash stock-based compensation expense of $1.4 million related to the deemed fair value of our common stock as a result of our initial public offering. Gross profit as a percentage of net sales, increased approximately 160 basis points compared to the prior year period. The increase was primarily driven by the continuing change in mix from lower-margin pet food sales to higher-margin categories, such as pet accessories, supplies and services. In addition, the impact of the non-cash stock based compensation expense was approximately 20 basis points. The effect of the adoption of EITF 02-16 on the first half of 2003 gross profit includes a net benefit of 50 basis points.

        Selling, general and administrative expenses increased to $193.9 million in the first half of 2003 from $165.9 million in the prior year period. As a percentage of net sales, these expenses increased to 24.8% in the first half of 2003 from 23.6% in the prior year period. Contributing to the increase were expenditures associated with store pre-opening costs, our millennium remodel program, and increased insurance, medical, dental and legal costs. In addition, the adoption of EITF 02-16 in 2003 resulted in the reclassification of $6.0 million of vendor consideration from an offset to selling, general and administrative expenses to a $3.7 million reduction of cost of sales and a $2.3 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

        Management fees in the prior year period were $0.3 million in addition to the aggregate amount of $12.5 million we paid as a one-time termination fee in February 2002 to terminate the management services agreement that we entered into in conjunction with our leveraged recapitalization. Non-cash stock-based compensation and other costs in the prior year period were $8.2 million. Non-cash stock-based compensation expenses were based on the deemed fair value of our common stock as a result of our initial public offering.

        Operating income in the first half of 2003 increased to $54.9 million, or 7.0% of net sales, from $25.3 million, or 3.6% of net sales, in the prior year period. Operating income in the prior year period includes management fees and termination costs of $12.8 million and stock-based compensation expense totaling $8.4 million. The effect of the adoption of EITF 02-16 was the deferral of approximately $2.3 million, which will be recognized as a reduction of cost of sales in future periods.

        Net interest expense was $13.7 million for the twenty-six week period ended August 2, 2003, compared with $17.1 million in the prior year period. Lower debt levels due to repayment of long-term debt and lower interest rates specific to our credit facility as well as rates in general contributed to the reduction in interest expense. The early repayment of $50 million and amendment of our senior credit facility, completed in August 2003, resulted in an immediate interest rate reduction of 0.5%, which is expected to further positively impact interest expense in future periods.

        Income taxes for the first half of 2003 were $15.1 million, compared with $4.1 million in the prior year period. Our effective tax rate for the first half of 2003 was approximately 38.1%.

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

        Net earnings available to common stockholders in the first half of 2003 increased to $24.6 million, or $0.42 per diluted share, compared with a net loss available to common stockholders of $19.8 million, or a $0.36 loss per diluted share, for the prior year period. The first half of 2002 included the following items: $12.8 million in management fees and termination costs related to the termination of a management services agreement that was entered into in conjunction with our leveraged recapitalization; $8.4 million in stock-based compensation expense, and other primarily financing and legal costs of $1.2 million, related to the Company's initial public offering; debt retirement costs of $3.3 million related to the early repurchase of senior subordinated notes with proceeds of the initial public offering; and an increase in the carrying amount and premium on redemption of previously outstanding preferred stock of $20.5 million.

Liquidity and Capital Resources

        We have financed our operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At August 2, 2003 total assets were $526.5 million, $224.5 million of which were current assets. Net cash provided by operating activities was $66.4 million for the twenty-six week period ended August 2, 2003 compared to net cash provided by operating activities of $36.4 million in the prior-year period. Our sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity. We use operating cash principally to make interest payments on our debt and to purchase inventory. A portion of the inventory we purchase is financed through vendor credit terms. We significantly increased our leverage following our leveraged recapitalization in October 2000, and we use cash generated from operating activities to service the increased debt levels.

        We use cash in investing activities to purchase fixed assets for new stores, to acquire stores, to remodel certain existing stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2003 will be approximately $90 million to $95 million, which includes the estimated cost of purchasing additional land and office buildings adjacent to our existing national support center offices, and the estimated cost of remodeling up to 50 stores into our millennium format. Cash used in investing activities was $59.3 million, including $14.0 million for the purchase of the land and office buildings, and $27.6 million for the twenty-six week periods ended August 2, 2003 and August 3, 2002, respectively.

        We have historically financed some of our purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during the twenty-six week periods ended August 2, 2003 and August 3, 2002.

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

        On May 29, 2003, certain selling stockholders completed a public offering of 9,000,000 shares of our common stock pursuant to an effective shelf registration statement we previously filed with the SEC. An additional 1,350,000 shares of common stock was sold by certain selling stockholders to cover over-allotments on June 9, 2003. On June 23, 2003, certain selling stockholders completed a privately negotiated sale of 1,880,000 shares of our common stock pursuant to the shelf registration statement. All of the 12,230,000 shares were offered by selling stockholders. We did not receive any proceeds from the sale of these shares by the selling stockholders. We recorded offering expenses of approximately $1.2 million as a direct charge to accumulated deficit during the second quarter of 2003. We terminated the shelf registration statement on June 30, 2003.

        We have a senior credit facility with a syndicate of banks that expires between October 2, 2006 and October 2, 2008 that consisted of a $75.0 million revolving credit facility and a $191.5 million term loan. On August 1, 2003, we made an early repayment of $50 million of the term loan from operating cash flows and incurred debt retirement costs of $1.6 million. In connection with the repayment, we entered into an amendment of the senior credit facility which resulted in an immediate interest rate reduction of 0.5% on the term loan and more favorable credit agreement terms.

        As a result of the amendment, the senior credit facility now consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest (1) in the case of the revolving facility, at our option, at the agent bank's base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time, and (2) in the case of the term loan, at our option, at the agent bank's base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. The effective interest rate of these borrowings at August 2, 2003 was 3.62%. The amended credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At August 2, 2003, we were in full compliance with all of these covenants, the outstanding balance of our term loan was $141.5 million and there were no borrowings on our revolving credit facility, which had $56.3 million of available credit.

        Our primary long-term capital requirement is funding for the opening or acquisition of stores as well as the remodeling of certain existing stores. Cash flows used in financing activities were $52.8 million for the twenty-six week period ended August 2, 2003 compared with cash flows used in financing activities of $1.3 million for the twenty-six week period ended August 3, 2002. During the twenty-six week period ended August 3, 2002, net proceeds of $272.8 million were generated from sales of our common stock. In addition, for the twenty-six week period ended August 3, 2002, we used $239.8 million to redeem our series A senior preferred stock and our series B junior preferred stock and approximately $32.7 million of the net proceeds of the initial public offering, plus approximately $1.8 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest, leaving $170.0 million in aggregate principal amount of our senior subordinated notes outstanding. Remaining cash flows used in financing activities were repayments of long-term debt agreements and other obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We entered into a $75.0 million interest rate collar agreement, or hedge, in December 2000 to offset this interest rate risk. This hedge expired in December 2002 with no further liability. Changes in the intrinsic value of the hedge were recorded as accumulated other comprehensive income (loss). Amounts received or paid under the hedge were recorded as reductions of or additions to interest expense. We periodically evaluate alternative hedging strategies, although currently we have no hedges outstanding and, we do not enter into derivative financial instruments for trading or speculative purposes.

        All of the debt under our senior credit facility as of August 2, 2003 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rates at August 2, 2003 would increase net interest expense by approximately $0.4 million on an annual basis, and would decrease both earnings and cash flows for that annual period by approximately $0.2 million. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

        We did not have any material foreign exchange or other significant market risk at August 2, 2003.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this

Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        In July 2001, we received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. The purported class of plaintiffs alleged that we improperly classified our salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought included compensatory damages, penalties, preliminary and permanent injunctions requiring us to pay overtime compensation under California law, prejudgment interest, costs and attorneys' fees and such other relief as the court deemed proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. In December 2002, we announced our intention to settle all claims related to this lawsuit. While we continue to deny the allegations underlying the lawsuit, we agreed to the settlement to avoid possible disruption to our business from protracted litigation. In fiscal 2002, we expensed $2.1 million, after tax, for the settlement, which received final court approval on July 31, 2003.

        In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney's office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity and subsequently certain other California counties have indicated that they are reviewing our animal care policies. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all of our stores. We are responding to the complaint and are defending it vigorously. The complaint and any similar actions, which could be filed in the future, could cause negative publicity, which could have a material adverse effect on our results of operations.

        The District Attorneys of various California counties, through the San Diego District Attorney, have informed us that they are investigating certain alleged weights and measures violations. The investigation specifically concerns whether checkout price scanners used in our stores identified prices which sometimes did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. No legal action has been filed against us with respect to this investigation. Although we are working cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, we cannot give any assurances that we will be able to resolve this matter on satisfactory terms or at all. We are unable at this time to determine whether any potential settlement of this matter, or the outcome of any litigation that might ensue if we are unable to settle this matter, will have a material impact on our results of operations or financial condition in any future period.

        In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including us, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleges that the individual plaintiffs and the purported class members sought employment with the other retailers, or us, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. The case in state court was stayed pending an initial status conference. One of the co-defendants has removed the action to the United States District Court for the Central District of California. We have not made an appearance in the case, and no pleadings or discovery have been initiated. We intend to vigorously defend the action, including contesting the certification of the action as a class action, and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

        We are also involved in routine litigation arising in the ordinary course of our business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submissions of Matters to a Vote of Security Holders

        We held our Annual Meeting of Stockholders on June 4, 2003 at the Marriott San Diego Del Mar in San Diego, California. Stockholders of record at the close of business on April 25, 2003 were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 57,391,317 shares of common stock outstanding and entitled to vote. The matters presented for vote received the required votes for approval and had the following total votes for, against and withheld, and the number of abstentions and broker non-votes, as noted below.

  1.
  To elect three directors to serve until the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

	Votes For	Votes Against or Withheld
Brian K. Devine	50,552,686	4,312,701
John G. Danhakl	54,547,541	317,846
Arthur B. Laffer	54,607,166	258,221

        In addition to the election of Messrs. Devine, Danhakl and Laffer, whose term of office expires at the 2006 Annual Meeting of Stockholders, the following directors who were not elected at the annual meeting have continuing terms of office as specified below:

Name of Director	Year of Annual Meeting at Which Term Expires
Jonathan Coslet	2004
Charles W. Duddles	2004
James M. Myers	2004
John M. Baumer	2005
Julian C. Day	2005
William S. Price III	2005
  2.
  To approve the PETCO Animal Supplies, Inc. Executive Incentive Bonus Plan

Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
52,682,808	368,129	14,574	1,799,876

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.27	Fourth Amendment to Amended and Restated Credit Agreement.
10.28	Fifth Amendment to Amended and Restated Credit Agreement.
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

          On May 21, 2003, we filed a report on Form 8-K with respect to certain of our results for the First Quarter ended May 3, 2003.

          On May 23, 2003, we filed a report on Form 8-K which included the Underwriting Agreement used in connection with a public offering of common stock by selling stockholders completed in the second quarter of 2003.

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
Date: September 15, 2003

QuickLinks

INDEX
  Part I. Financial Information
  Item 1. Consolidated Financial Statements
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET August 2, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY BALANCE SHEET February 1, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended August 2, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the twenty-six weeks ended August 2, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the thirteen weeks ended August 3, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF OPERATIONS For the twenty-six weeks ended August 3, 2002 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the twenty-six weeks ended August 2, 2003 (unaudited, in thousands)
PETCO ANIMAL SUPPLIES, INC. CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND PARENT COMPANY STATEMENT OF CASH FLOWS For the twenty-six weeks ended August 3, 2002 (unaudited, in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submissions of Matters to a Vote of Security Holders
  Item 5. Other Information
Signatures