Form 10-Q
period 2003-11-01
PETCO ANIMAL SUPPLIES INC
filed 2003-12-03
CIK 888455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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
(858) 453-7845
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding

Common Stock, $0.001 Par Value	December 1, 2003	57,449,550

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended November 1, 2003

Part I. Financial Information

Item 1. Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 1, 2003	November 1, 2003
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$108,937	$68,562
Receivables	14,303	15,343
Inventories	138,410	154,448
Deferred tax assets	14,492	599
Other	7,459	9,506
Total current assets	283,601	248,458
Fixed assets, net	218,442	258,180
Debt issuance costs	5,724	4,698
Goodwill	40,644	40,289
Other assets	6,444	11,501
	$554,855	$563,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61,308	$66,452
Accrued expenses	65,091	66,209
Accrued salaries and employee benefits	41,740	50,405
Current portion of long-term debt	2,000	1,420
Current portion of capital lease and other obligations	411	496
Total current liabilities	170,550	184,982
Long-term debt, excluding current portion	190,500	139,725
Senior subordinated notes payable	170,000	170,000
Capital lease and other obligations, excluding current portion	2,630	2,235
Deferred tax liability	13,268	13,474
Deferred rent and other liabilities	18,990	20,664
Total liabilities	565,938	531,080
Stockholders’ equity (deficit):
Common stock, $.001 par value, 250,000 shares authorized and 57,373 and 57,450 shares issued and outstanding at February 1, 2003 and November 1, 2003, respectively	57	57
Additional paid-in capital	65,179	65,965
Accumulated deficit	(76,319)	(33,976)
Total stockholders’ equity (deficit)	(11,083)	32,046
	$554,855	$563,126

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003

Net sales	$367,530	$415,334	$1,071,211	$1,198,487
Cost of sales and occupancy costs	253,253	278,213	744,811	812,536
Gross profit	114,277	137,121	326,400	385,951
Selling, general and administrative expenses	86,460	104,785	252,340	298,694
Management fees and termination costs	—	—	12,760	—
Stock-based compensation and other costs	—	—	8,176	—
Operating income	27,817	32,336	53,124	87,257
Interest income	(239)	(186)	(548)	(1,270)
Interest expense	8,374	6,561	25,816	21,312
Debt retirement costs	—	—	3,336	1,572
Earnings before income taxes	19,682	25,961	24,520	65,643
Income taxes	7,676	6,752	11,811	21,877
Net earnings	12,006	19,209	12,709	43,766
Increase in carrying amount and premium on redemption of preferred stock	—	—	(20,487)	—
Net earnings (loss) available to common stockholders	$12,006	$19,209	$(7,778)	$43,766

Net earnings (loss) per common share:
Basic	$0.21	$0.33	$(0.14)	$0.76

Diluted	$0.21	$0.33	$(0.14)	$0.75

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirty-nine weeks ended
	November 2, 2002	November 1 2003

Cash flows from operating activities:
Net earnings	$12,709	$43,766
Depreciation and amortization	38,247	43,755
Provision for deferred taxes	16,443	14,553
Stock-based compensation	8,439	—
Non-cash write-off of debt issuance costs	186	1,572
Changes in assets and liabilities:
Receivables	(2,964)	(1,040)
Inventories	(15,864)	(16,038)
Other assets	(2,328)	(3,367)
Accounts payable	(214)	5,144
Accrued expenses	3,666	(3,484)
Accrued interest	(5,709)	4,702
Accrued salaries and employee benefits	3,251	8,666
Accrued store closing costs	819	(642)
Deferred rent and other liabilities	(124)	1,060
Net cash provided by operating activities	56,557	98,647
Cash flows from investing activities:
Additions to fixed assets	(44,362)	(81,740)
Acquisition of intangible assets	—	(3,037)
Net repayments from employees	58	245
Net cash used in investing activities	(44,304)	(84,532)
Cash flows from financing activities:
Repayment of long-term debt agreements	(31,500)	(51,355)
Debt issuance costs	(1,465)	(1,488)
Repayment of capital lease and other obligations	(4,188)	(310)
Proceeds from the issuance of common stock	295,105	86
Costs from the issuance of common stock	(21,988)	(1,423)
Redemption of Series A senior redeemable preferred stock	(142,231)	—
Redemption of Series B junior redeemable preferred stock	(97,538)	—
Net cash used in financing activities	(3,805)	(54,490)
Net increase (decrease) in cash and cash equivalents	8,448	(40,375)
Cash and cash equivalents at beginning of year	36,215	108,937
Cash and cash equivalents at end of period	$44,663	$68,562

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

In the opinion of management of PETCO Animal Supplies, Inc. (the “Company” or “PETCO”), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of November 1, 2003, and for the thirteen and thirty-nine week periods ended November 2, 2002 and November 1, 2003. Certain amounts have been reclassified to conform to the current period presentation. Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended November 2, 2002 and November 1, 2003 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2003 refer to the fiscal year beginning on February 2, 2003 and ending on January 31, 2004. For further information, refer to the consolidated financial statements and related footnotes for fiscal 2002 included in the Company’s Annual Report on Form 10-K, as amended (File No. 0-23574), filed with the Securities and Exchange Commission on March 20, 2003.

Note 2—New Accounting Standards

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, which superseded Accounting Principles Board Opinion 17, Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date. The Company recorded no asset impairment expense for the thirteen weeks ended November 2, 2002 and November 1, 2003, respectively, and $0.3 million and $0.4 million for the thirty-nine weeks ended November 2, 2002 and November 1, 2003, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Non-compete agreements, which comprise all of the Company’s intangible assets with defined lives, are included in other assets and had a carrying value of $0.2 million and $3.0 million and accumulated amortization of $1.8 million and $0.7 million at February 1, 2003 and November 1, 2003, respectively. Amortization of non-compete agreements was $0.1 million and $0.2 million for the thirteen weeks ended November 2, 2002 and November 1, 2003, respectively, and $0.2 million and $0.3 million for the thirty-nine weeks ended November 2, 2002 and November 1, 2003, respectively.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 14, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion, or APB, No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. During the thirty-nine weeks ended November 2, 2002, the Company repurchased $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes, and in connection therewith recorded an extraordinary loss on the early extinguishment of debt totaling $2,004, consisting of a $3,150 prepayment premium and the write-off of $186 in unamortized debt discount, net of a tax benefit of $1,332. As a result of the adoption of SFAS No. 145, the Company has reclassified this amount from an extraordinary loss on early extinguishment of debt, to debt retirement costs, a component of recurring operations, for the thirty-nine weeks ended November 2, 2002. The related income tax benefit was reclassified to income taxes for the thirty-nine weeks ended November 2, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management continually reviews the ability of stores to provide positive contributions to the Company’s results. Prior to December 31, 2002, the Company charged costs associated with store closures to operations upon commitment to close a store within 12 months of the date of commitment. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net of contractual sub-lease income and are recorded in cost of sales and occupancy costs in the accompanying statements of operations. For the thirteen and thirty-nine week periods ended November 2, 2002, there were $0.8 million and $2.0 million of store closing costs charged against operations, respectively. During the thirty-nine week period ended November 1, 2003, there were store closing cost reversals of $128 related to changes in estimates to previously recorded store closing accruals, resulting in a net impact of ($70) and ($105) for the thirteen and thirty-nine week periods ended November 1, 2003, respectively. The total accrued store closing costs were $2,702 and $2,060 as of February 1, 2003 and November 1, 2003, respectively, and are included in accrued expenses and deferred rent and other liabilities in the accompanying consolidated balance sheets.

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

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings (loss) would have been as reflected in the following table. The weighted average fair value per share of the options granted during the thirteen and thirty-nine week periods ended November 2, 2002 and November 1, 2003 were an estimated $9.15, $13.14, $8.71 and $7.35, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 44% and 43% for the thirteen and thirty-nine week periods ended November 2, 2002 and November 1, 2003, respectively; risk-free interest rates of 2.6% and 3.2% for the thirteen and thirty-nine week periods ended November 2, 2002 and November 1, 2003, respectively, and an expected life for all periods presented of five years.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003

Net earnings (loss) available to common stockholders	$12,006	$19,209	$(7,778)	$43,766
Stock-based compensation recorded using the intrinsic value method, net of tax	—	—	5,148	—
Net earnings (loss) before stock-based compensation	12,006	19,209	(2,630)	43,766
Stock-based compensation using the fair value method, net of tax	265	650	5,277	1,718
Pro forma net earnings (loss) available to common stockholders	11,741	18,559	(7,907)	42,048
Pro forma basic earnings (loss) per common share	$0.20	$0.32	$(0.14)	$0.73
Pro forma diluted earnings (loss) per common share	$0.20	$0.32	$(0.14)	$0.72

In January 2003, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002, do not allow for prior period reclassification, and require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of related selling, general and administrative expenses. The Company adopted the provisions of EITF 02-16 during the first quarter of fiscal 2003. Through the remainder of 2003, substantially all vendor support will initially be deferred as a reduction of the cost of inventory purchased from each supplier, and the support will be recognized into cost of sales as the related inventory is sold. For the thirteen and thirty-nine week periods ended November 1, 2003, the adoption of EITF 02-16 resulted in the reclassification of $6.7 million and $13.0 million of vendor consideration from an offset to selling, general and administrative expenses, to a $4.7 million and $8.7 million reduction of cost of sales, and a $2.0 million and $4.3 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Customers by Manufacturers. EITF 03-10 provides guidance on the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers.  The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first fiscal quarter ended May 1, 2004.  The Company is in the process of evaluating the impact of EITF 03-10 on its consolidated financial statements.

Note 3—Net Earnings Per Share

Basic net earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporates the dilutive incremental shares issuable upon the assumed exercise of potentially issuable common stock. Net earnings (loss) available to common stockholders and the weighted average number of common shares used to compute net earnings (loss) per common share, basic and diluted, are presented below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003

Net earnings (loss) available to common stockholders	$12,006	$19,209	$(7,778)	$43,766
Common shares, basic	57,334	57,448	55,667	57,411
Dilutive effect of stock options and warrants	614	1,017	—	812
Common shares, diluted	57,948	58,465	55,667	58,223

Options to purchase common shares that were outstanding for the thirteen and thirty-nine weeks ended November 2, 2002 and November 1, 2003, but were not included in the computation of diluted net earnings (loss) per common share because of their anti-dilutive impact on earnings (loss) per common share, were 80 and 5, and 1,303 and 80, respectively.

Note 4—Related Party Transactions

In October 2000, the Company entered into a management services agreement with two entities who were sponsors of the Company’s merger and recapitalization transaction. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $0.3 million, and terminated the management services agreement and paid an aggregate amount of $12.5 million as a one-time termination fee, in the thirty-nine weeks ended November 2, 2002 to these two related parties.

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

As of November 1, 2003, the senior credit facility now consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. Borrowings under the senior credit facility are secured by substantially all of the Company’s assets and bear interest (1) in the case of the revolving facility, at the Company’s option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the Company’s leverage ratio at the time, and (2) in the case of the term loan, at the Company’s option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. The effective interest rate of these borrowings at November 1, 2003 was 3.64%. The amended credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At November 1, 2003, the Company was in full compliance with all of these covenants, the outstanding balance of the term loan was $141.1 million and there were no borrowings on the revolving credit facility, which had $55 million of available credit.

Note 6—Senior Subordinated Notes

In October 2001, the Company issued $200 million in aggregate principal amount of its 10.75% senior subordinated notes maturing on November 1, 2011. Interest on the 10.75% senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually. The Company may redeem the 10.75% senior subordinated notes at its option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. At any time on or before November 1, 2004, the 10.75% senior subordinated notes may be redeemed from the proceeds of one or more qualifying public offerings of common stock of the Company at a redemption price of 110.75% of the principal amount of the 10.75% senior subordinated notes redeemed, plus accrued interest, so long as there remains outstanding at least 65% of the original aggregate principal amount of the 10.75% senior subordinated notes after giving effect to each such redemption.

In March 2002, the Company repurchased $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes and recorded an extraordinary loss on early extinguishment of debt totaling $2,004, consisting of a $3,150 prepayment premium and the write-off of $186 in unamortized debt discount, net of a tax benefit of $1,332. As a result of the adoption of SFAS No.145 as discussed above, the Company has reclassified this amount from an extraordinary loss on early extinguishment of debt, to debt retirement costs, a component of recurring operations, for the thirty-nine week period ended November 2, 2002.

Note 7—Initial Public Offering

On February 27, 2002, the Company completed an initial public offering of 14,500 shares of common stock for net proceeds of approximately $254.8 million, after deducting the underwriting discount and offering expenses. On March 14, 2002, the Company received additional net proceeds of approximately $17.7 million from the sale of 1,000 additional shares of common stock pursuant to the exercise of the underwriters’ over-allotment option. The Company used approximately $239.8 million of the net proceeds of its initial public offering to redeem in full all of the Company’s then outstanding shares of series A and series B preferred stock. In connection with the initial public offering, the Company also amended and restated its stockholders agreement and its securityholders agreement, terminated its management services agreement and used approximately $32.7 million of the net proceeds of the initial public offering, plus approximately $1.8 million in cash on-hand, to repurchase $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes due 2011 at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date.

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

Note 8—Secondary Offering

On May 29, 2003, certain selling stockholders completed a public offering of 9,000 shares of the Company’s common stock, pursuant to an effective shelf registration statement previously filed by the Company with the SEC. An additional 1,350 shares of common stock were sold by certain selling stockholders to cover over-allotments on June 9, 2003. On June 23, 2003, certain selling stockholders completed a privately negotiated sale of 1,880 shares of the Company’s common stock pursuant to the shelf registration statement. All of the 12,230 shares were offered by selling stockholders and the Company did not receive any proceeds from the sale of the shares by the selling stockholders. Offering expenses of approximately $1.4 million were recorded by the Company as a direct charge to accumulated deficit during 2003. The Company terminated the shelf registration statement on June 30, 2003.

Note 9—Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.   During the third quarter of 2003, the Company recorded a $3.4 million favorable resolution of an income tax accrual.

Note 10—Contingencies

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in the Company’s two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in the Company’s San Francisco stores. The complaint and related news reports have caused negative publicity and subsequently certain other California counties have indicated that they are reviewing the Company’s animal care policies. The Company takes seriously any allegations regarding the proper care of companion animals and has taken steps to reiterate to all its associates the importance of proper care for all companion animals in all of the Company’s stores. The Company is responding to the complaint and is defending it vigorously. The complaint and any similar actions, which could be filed in the future, could cause negative publicity, which could have a material adverse effect on the Company’s results of operations.

The District Attorneys of various California counties, through the San Diego District Attorney, have informed the Company that they are investigating certain alleged weights and measures violations. The investigation specifically concerns whether checkout price scanners used in the Company’s stores identified prices that in some instances didn’t match the posted prices for certain products, and whether the sale tags regarding those products were misleading. No legal action has been filed against the Company with respect to this investigation. Although the Company is working cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, the Company cannot give any assurances that it will be able to resolve this matter on satisfactory terms or at all. The Company is unable at this time to determine whether any potential settlement of this matter, or the outcome of any litigation that might ensue if the Company is unable to settle this matter, will have a material impact on the Company’s results of operations or financial condition in any future period.

In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including the Company, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleges that the individual plaintiffs and the purported class members sought employment with the other retailers, or the Company, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. The case in state court was stayed pending an initial status conference. One of the co-defendants has removed the action to the United States District Court for the Central District of California. The Company has not made an appearance in the case, and no pleadings or discovery have been initiated. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action, and is unable at this time to determine whether the outcome of the litigation will have a material impact on the Company’s results of operations or financial condition in any future period.

In October 2003, the Company was served with a Civil Investigative Demand from the United States Federal Trade Commission, or FTC, seeking information and documents relating to the Company’s e-commerce website PETCO.com and more particularly the Company’s policies and practices regarding the protection of personal information furnished by customers to the website.  The request stems from an incident in late June 2003 in which a self-proclaimed hacker purportedly obtained unauthorized access to a portion of the Company’s website.  The Company has cooperated with the FTC’s inquiry by providing documents and information, and has taken and is taking additional steps to insure that its e-commerce customers’ privacy is maintained.  At the present time, the Company is unable to determine whether the FTC will initiate any enforcement action against the Company or the financial impact any such action might entail.

The Company is also involved in routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company has included the following tables which present the unaudited condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of November 1, 2003 and February 1, 2003, and the related unaudited condensed consolidating statements of operations and cash flows for the thirty-nine weeks ended November 1, 2003 and November 2, 2002.

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

November 1, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$68,031	$531	$—	$—	$68,562
Receivables	1,933	13,410	—	—	15,343
Inventories	143,582	10,866	—	—	154,448
Deferred tax assets	599	—	—	—	599
Other	6,314	3,192	—	—	9,506
Total current assets	220,459	27,999	—	—	248,458

Fixed assets, net	237,233	20,947	—	—	258,180
Debt issuance costs	4,698	—	—	—	4,698
Goodwill	—	40,289	—	—	40,289
Intercompany investments and advances	249,738	66,574	—	(316,312)	—
Other assets	7,721	3,780	—	—	11,501
	$719,849	$159,589	$—	$(316,312)	$563,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(3,907)	$70,359	$—	$—	$66,452
Intercompany payables	235,988	(235,988)	—	—	—
Accrued expenses	58,796	7,413	—	—	66,209
Accrued salaries and employee benefits	49,454	951	—	—	50,405
Current portion of long-term debt	1,420	—	—	—	1,420
Current portion of capital lease and other obligations	496	—	—	—	496
Total current liabilities	342,247	(157,265)	—	—	184,982

Long-term debt, excluding current portion	139,725	—	—	—	139,725
Senior subordinated notes payable	170,000	—	—	—	170,000
Capital lease and other obligations, excluding current portion	2,235	—	—	—	2,235
Deferred tax liability	13,474	—	—	—	13,474
Deferred rent and other liabilities	20,122	542	—	—	20,664
Total liabilities	687,803	(156,723)	—	—	531,080

Stockholders’ equity (deficit)	32,046	316,312	—	(316,312)	32,046

	$719,849	$159,589	$—	$(316,312)	$563,126

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

February 1, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$108,174	$763	$—	$—	$108,937
Receivables	3,579	10,724	—	—	14,303
Inventories	128,837	9,573	—	—	138,410
Deferred tax assets	14,492	—	—	—	14,492
Other	7,413	46	—	—	7,459
Total current assets	262,495	21,106	—	—	283,601

Fixed assets, net	196,614	21,828	—	—	218,442
Debt issuance costs	5,724	—	—	—	5,724
Goodwill	—	40,644	—	—	40,644
Intercompany investments and advances	213,635	58,792	—	(272,427)	—
Other assets	6,444	—	—	—	6,444
	$684,912	$142,370	$—	$(272,427)	$554,855

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$(5,023)	$66,331	$—	$—	$61,308
Intercompany payables	203,606	(203,606)	—	—	—
Accrued expenses	58,839	6,252	—	—	65,091
Accrued salaries and employee benefits	41,325	415	—	—	41,740
Current portion of long-term debt	2,000	—	—	—	2,000
Current portion of capital lease and other obligations	411	—	—	—	411
Total current liabilities	301,158	(130,608)	—	—	170,550

Long-term debt, excluding current portion	190,500	—	—	—	190,500
Senior subordinated notes payable	170,000	—	—	—	170,000
Capital lease and other obligations, excluding current portion	2,630	—	—	—	2,630
Deferred tax liability	13,268	—	—	—	13,268
Deferred rent and other liabilities	18,439	551	—	—	18,990
Total liabilities	695,995	(130,057)	—	—	565,938

Stockholders’ equity (deficit)	(11,083)	272,427	—	(272,427)	(11,083)

	$684,912	$142,370	$—	$(272,427)	$554,855

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the thirteen weeks ended November 1, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries

Net sales	$385,373	$289,791	$—	$(259,830)	$415,334
Cost of sales and occupancy costs	266,660	238,179	—	(226,626)	278,213

Gross profit	118,713	51,612	—	(33,204)	137,121
Selling, general and administrative expenses	97,515	40,474	—	(33,204)	104,785
Operating income	21,198	11,138	—	—	32,336
Interest income	(186)	—	—	—	(186)
Interest expense	6,561	—	—	—	6,561
Debt retirement costs	—	—	—	—	—

Earnings before income taxes	14,823	11,138	—	—	25,961
Income taxes	6,752	—	—	—	6,752
Earnings before equity in earnings of subsidiaries	8,071	11,138	—	—	19,209
Equity in earnings of subsidiaries	11,138	—	—	(11,138)	—
Net earnings	$19,209	$11,138	$—	$(11,138)	$19,209

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the thirty-nine weeks ended November 1, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries

Net sales	$1,107,646	$800,760	$—	$(709,919)	$1,198,487
Cost of sales and occupancy costs	771,936	661,337	—	(620,737)	812,536

Gross profit	335,710	139,423	—	(89,182)	385,951
Selling, general and administrative expenses	281,555	106,321	—	(89,182)	298,694
Operating income	54,155	33,102	—	—	87,257
Interest income	(1,270)	—	—	—	(1,270)
Interest expense	21,312	—	—	—	21,312
Debt retirement costs	1,572	—	—	—	1,572

Earnings before income taxes	32,541	33,102	—	—	65,643
Income taxes	21,877	—	—	—	21,877

Earnings before equity in earnings of subsidiaries	10,664	33,102	—	—	43,766
Equity in earnings of subsidiaries	33,102	—	—	(33,102)	—
Net earnings	$43,766	$33,102	$—	$(33,102)	$43,766

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the thirteen weeks ended November 2, 2002

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries

Net sales	$338,943	$251,023	$—	$(222,436)	$367,530
Cost of sales and occupancy costs	237,793	214,873	—	(199,413)	253,253

Gross profit	101,150	36,150	—	(23,023)	114,277
Selling, general and administrative expenses	83,739	25,744	—	(23,023)	86,460
Operating income	17,411	10,406	—	—	27,817
Interest income	(239)	—	—	—	(239)
Interest expense	8,374	—	—	—	8,374

Earnings before income taxes	9,276	10,406	—	—	19,682
Income taxes	7,676	—	—	—	7,676
Earnings (loss) before equity in earnings of subsidiaries	1,600	10,406	—	—	12,006
Equity in earnings of subsidiaries	10,406	—	—	(10,406)	—
Net earnings	$12,006	$10,406	$—	$(10,406)	$12,006

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the thirty-nine weeks ended November 2, 2002

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries

Net sales	$984,615	$711,057	$—	$(624,461)	$1,071,211
Cost of sales and occupancy costs	697,992	602,893	—	(556,074)	744,811

Gross profit	286,623	108,164	—	(68,387)	326,400
Selling, general and administrative expenses	249,437	71,290	—	(68,387)	252,340
Management fees and termination costs	12,760	—	—	—	12,760
Stock-based compensation and other costs	8,176	—	—	—	8,176
Operating income (loss)	16,250	36,874	—	—	53,124
Interest income	(548)	—	—	—	(548)
Interest expense	25,816	—	—	—	25,816
Debt retirement costs	3,336	—	—	—	3,336

Earnings (loss) before income taxes and extraordinary item	(12,354)	36,874	—	—	24,520
Income taxes	11,811	—	—	—	11,811
Earnings (loss) before equity in earnings of subsidiaries	(24,165)	36,874	—	—	12,709
Equity in earnings of subsidiaries	36,874	—	—	(36,874)	—
Net earnings	$12,709	$36,874	$—	$(36,874)	$12,079

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF CASH FLOWS

For the thirty-nine weeks ended November 1, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries

Cash flows from operating activities:
Net earnings	$43,766	$33,102	$—	$(33,102)	$43,766
Adjustments to reconcile net earnings to net cash provided by operating activities	49,968	(28,189)	—	33,102	54,881
Net cash provided by operating activities	93,734	4,913	—	—	98,647

Cash flows from investing activities:
Additions to fixed assets	(79,632)	(2,108)	—	—	(81,740)
Acquisition of intangible assets	—	(3,037)	—	—	(3,037)
Net (loans) repayments to employees	245	—	—	—	245
Net cash used in investing activities	(79,387)	(5,145)	—	—	(84,532)

Cash flows from financing activities:
Repayment of long term debt agreements	(51,355)	—	—	—	(51,355)
Debt issuance costs	(1,488)	—	—	—	(1,488)
Repayment of capital lease and other obligations	(310)	—	—	—	(310)
Proceeds from the issuance of common stock	86	—	—	—	86
Costs from the issuance of common stock	(1,423)	—	—	—	(1,423)
Net cash used in financing activities	(54,490)	—	—	—	(54,490)

Net decrease in cash and cash equivalents	(40,143)	(232)	—	—	(40,375)
Cash and cash equivalents at the beginning of the period	108,174	763	—	—	108,937
Cash and cash equivalents at the end of the period	$68,031	$531	$—	$—	$68,562

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF CASH FLOWS

For the thirty-nine weeks ended November 2, 2002

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries

Cash flows from operating activities:
Net earnings	$12,709	$36,873	$—	$(36,873)	$12,709
Adjustments to reconcile net earnings to net cash provided by operating activities	42,642	(35,667)	—	36,873	43,848
Net cash provided by operating activities	55,351	1,206	—	—	56,557

Cash flows from investing activities:
Additions to fixed assets	(43,619)	(743)	—	—	(44,362)
Net (loans) repayments to/from employees	58	—	—	—	58
Net cash used in investing activities	(43,561)	(743)	—	—	(44,304)

Cash flows from financing activities:
Repayment of long term debt agreements	(31,500)	—	—	—	(31,500)
Debt issuance costs	(1,465)	—	—	—	(1,465)
Repayment of capital lease and other obligations	(4,188)	—	—	—	(4,188)
Proceeds from the issuance of common stock	295,105	—	—	—	295,105
Costs from the issuance of common stock	(21,988)	—	—	—	(21,988)
Redemption of Series A senior redeemable preferred stock	(142,231)	—	—	—	(142,231)
Redemption of Series B junior redeemable preferred stock	(97,538)	—	—	—	(97,538)
Net cash used in financing activities	(3,805)	—	—	—	(3,805)

Net increase in cash and cash equivalents	7,985	463	—	—	8,448
Cash and cash equivalents at the beginning of the period	36,000	215	—	—	36,215
Cash and cash equivalents at the end of the period	$43,985	$678	$—	$—	$44,663

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes for the year ended February 1, 2003 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K, as amended, for the year ended February 1, 2003. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Certain Cautionary Statements” in Item 1 of our Annual Report on Form 10-K, as amended, for the year ended February 1, 2003.

General

PETCO is a leading specialty retailer of premium pet food, supplies and services. As of November 1, 2003, we operated 652 stores in 43 states and the District of Columbia. We plan to follow a strategy of opening new stores in new and existing markets, expanding, remodeling or relocating certain existing stores and closing under-performing stores. Since the middle of 2001, all new stores have been opened in our millennium format, and we have engaged in a remodel program to convert certain existing stores to this format. As a result of our store expansion strategy, operating results may reflect lower average store contribution and operating margins due to increased store pre-opening expenses and lower anticipated sales volumes of newer stores.  The timing of costs incurred for the remodel program may affect comparability from period to period.

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

On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.5 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock and used approximately $32.7 million of the net proceeds of our initial public offering, plus approximately $1.8 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued and unpaid interest through the repurchase date.

Results of Operations

Third Quarter 2003 Compared with Third Quarter 2002

Net sales increased 13.0% to $415.3 million for the thirteen weeks ended November 1, 2003 from $367.5 million for the thirteen weeks ended November 2, 2002. The increase in net sales resulted primarily from the comparable store net sales increase of 6.0% and the addition of 61 new stores since the prior year third quarter, partially offset by the closure of nine stores, of which six were relocated. The 52 net new stores added during the last twelve months brings our store base to 652 locations nationwide. The comparable store net sales increase was attributable to improvements in product mix and increased traffic. The increase in comparable store net sales accounted for approximately $22.1 million, or 46.2%, of the net sales increase, while the net increase in our store base accounted for approximately $25.7 million, or 53.8%, of the net sales increase.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased 20.0%, or $22.8 million, to $137.1 million from $114.3 million in the prior year quarter. Gross profit as a percentage of net sales, increased approximately 190 basis points. The increase was driven by the continuing change in mix from lower-margin pet food sales to higher-margin categories, such as pet accessories, supplies and services, which accounted for 80 basis points of the improvement. The remainder of the increase was a result of a net benefit of 110 basis points from the adoption of Emerging Issues Task Force, or EITF, Issue 02-16.

Selling, general and administrative expenses increased to $104.8 million in the third quarter of 2003 from $86.5 million in the prior year quarter. As a percentage of net sales, these expenses increased to 25.2% in the third quarter of 2003 from 23.5% in the prior year quarter. The increase was primarily attributable to the adoption of EITF 02-16 in 2003, which resulted in the reclassification of $6.7 million of vendor consideration from an offset to selling, general and administrative expenses to a $4.7 million reduction of cost of sales and a $2.0 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

Operating income in the third quarter of 2003 increased to $32.3 million, or 7.8% of net sales, from $27.8 million, or 7.6% of net sales, in the prior year quarter.

Net interest expense was $6.4 million for the thirteen weeks ended November 1, 2003, compared with $8.1 million in the prior year quarter. Lower debt levels due to the repayment of long-term debt and lower interest rates specific to our credit facility contributed to the reduction in interest expense. The early repayment of $50 million and amendment of our senior credit facility, completed during the second quarter, resulted in an immediate interest rate reduction of 0.5%, which is expected to further positively impact interest expense in future periods.

Income taxes for the third quarter of 2003 were $6.8 million, compared with $7.7 million in the prior year quarter.  The decrease over the prior year was a result of a $3.4 million favorable resolution of an income tax accrual which resulted in a favorable impact of $0.06 per diluted share.  Excluding the favorable tax resolution, the Company had an effective tax rate of 39% for the current quarter.

Net earnings in the third quarter of 2003 increased to $19.2 million, or $0.33 per diluted share, compared to $12.0 million, or $0.21 per diluted share, for the prior year quarter.  Net earnings for the third quarter of 2003 included a $3.4 million favorable resolution of an income tax accrual.

Thirty-nine Weeks Ended November 1, 2003 Compared with Thirty-nine Weeks Ended November 2, 2002

Net sales increased 11.9% to $1.2 billion for the thirty-nine weeks ended November 1, 2003 from $1.1 billion for the thirty-nine weeks ended November 2, 2002. The increase in net sales resulted primarily from the comparable store net sales increase of 5.6% and the addition of 61 new stores since the prior year period, partially offset by the closure of nine stores, of which six were relocated. The 52 net new stores added during the last twelve months brings our store base to 652 locations nationwide. The comparable store net sales increase was attributable to improvements in product mix and increased traffic. The increase in comparable store net sales accounted for approximately $59.5 million, or 46.7%, of the net sales increase, while the net increase in our store base accounted for approximately $67.8 million, or 53.3%, of the net sales increase.

Gross profit increased 18.2%, or $59.6 million, to $386.0 million from $326.4 million in the prior year period. Gross profit for the thirty-nine weeks ended November 2, 2002 included a non-cash stock-based compensation expense of $1.4 million related to the deemed fair value of our common stock as a result of our initial public offering. Gross profit as a percentage of net sales, increased approximately 170 basis points compared to the prior year period. The increase was primarily driven by the continuing change in mix from lower-margin pet food sales to higher-margin categories, such as pet accessories, supplies and services.  The effect of the adoption of EITF 02-16 on gross profit for the thirty-nine weeks ended November 1, 2003 included a net benefit of 70 basis points.

Selling, general and administrative expenses increased to $298.7 million in the thirty-nine weeks ended November 1, 2003, compared to $252.3 million in the prior year period. As a percentage of net sales, these expenses increased to 24.9% from 23.6% in the prior year period. Contributing to the increase were store pre-opening costs, costs associated with our store remodel program, and increased insurance, medical, dental and legal costs. In addition, the adoption of EITF 02-16 in 2003 resulted in the reclassification of $13.0 million of vendor consideration from an offset to selling, general and administrative expenses to a $8.7 million reduction of cost of sales and a $4.3 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

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

Operating income for the thirty-nine weeks ended November 1, 2003 increased to $87.3 million, or 7.3% of net sales, from $53.1 million, or 5.0% of net sales, in the prior year period. Operating income in the prior year period includes management fees and termination costs of $12.8 million and stock-based compensation expense totaling $8.4 million.

Net interest expense was $20.0 million for the thirty-nine week period ended November 1, 2003, compared with $25.3 million in the prior year period. Lower debt levels due to the repayment of long-term debt and lower interest rates specific to our credit facility contributed to the reduction in interest expense. The early repayment of $50 million and amendment of our senior credit facility, completed during August 2003, resulted in an immediate interest rate reduction of 0.5%, which is expected to further positively impact interest expense in future periods.

Income taxes for the thirty-nine weeks ended November 1, 2003 were $21.9 million, compared with $11.8 million in the prior year period.  The lower rate in the current year was a result of a $3.4 million favorable resolution of an income tax accrual in the third quarter of 2003 and certain non-deductible stock-based compensation costs in the prior year. Excluding the favorable tax resolution in the current year, the Company had an effective tax rate of 39% for the thirty-nine weeks ended November 1, 2003.

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

Net earnings available to common stockholders for the thirty-nine weeks ended November 1, 2003 increased to $43.8 million, or $0.75 per diluted share, compared with a net loss available to common stockholders of $7.8 million, or a $0.14 loss per diluted share, for the prior year period. The thirty-nine week period ended November 1, 2003 included a non-recurring $3.4 million favorable resolution of an income tax accrual, and $1.6 million of debt retirement costs resulting from an early repayment of a portion of our long-term senior credit facility.  The thirty-nine week period ended November 2, 2002 included the following items: $12.8 million in management fees and termination costs related to the termination of a management services agreement that was entered into in conjunction with our leveraged recapitalization; $8.4 million in stock-based compensation expense, and other primarily financing and legal costs of $1.2 million, related to our initial public offering; debt retirement costs of $3.3 million related to the early repurchase of senior subordinated notes with proceeds of the initial public offering; and an increase in the carrying amount and premium on redemption of previously outstanding preferred stock of $20.5 million.

Liquidity and Capital Resources

We have financed our operations and expansion program through internal cash flow, external borrowings and the sale of equity securities. At November 1, 2003 total assets were $563.1 million, $248.5 million of which were current assets. Net cash provided by operating activities was $98.6 million for the thirty-nine week period ended November 1, 2003 compared to net cash provided by operating activities of $56.6 million in the prior-year period. Our sales are substantially on a cash basis. Therefore, cash flow generated from operating stores provides a significant source of liquidity. We use operating cash principally to make interest payments on our debt and to purchase inventory. A portion of the inventory we purchase is financed through vendor credit terms. We significantly increased our leverage following our leveraged recapitalization in October 2000, and we use cash generated from operating activities to service the increased debt levels.

We use cash in investing activities to purchase fixed assets for new stores, to acquire stores, to remodel certain existing stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2003 will be approximately $90 million to $95 million, which includes the cost of purchasing additional land and office buildings adjacent to our existing national support center offices, and the estimated cost of remodeling existing stores into our millennium format. Cash used in investing activities was $84.5 million, including $14.0 million for the purchase of the land and office buildings, and $44.3 million for the thirty-nine week periods ended November 1, 2003 and November 2, 2002, respectively.

We have historically financed some of our purchases of equipment and fixtures through capital lease and other obligations. No purchases of fixed assets were financed in this manner during the thirty-nine week periods ended November 1, 2003 and November 2, 2002.

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

On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.5 million from the offering of 15,500,000 shares of our common stock, including 1,000,000 shares of our common stock pursuant to the subsequent exercise of the underwriters’ option to purchase additional shares. We used approximately $239.8 million of the net proceeds of our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock, and used approximately $32.7 million of the net proceeds of our initial public offering plus approximately $1.8 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face value plus accrued interest.

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

On May 29, 2003, certain selling stockholders completed a public offering of 9,000,000 shares of our common stock pursuant to an effective shelf registration statement we previously filed with the SEC. An additional 1,350,000 shares of common stock was sold by certain selling stockholders to cover over-allotments on June 9, 2003. On June 23, 2003, certain selling stockholders completed a privately negotiated sale of 1,880,000 shares of our common stock pursuant to the shelf registration statement. All of the 12,230,000 shares were offered by selling stockholders. We did not receive any proceeds from the sale of these shares by the selling stockholders. We recorded offering expenses of approximately $1.4 million as a direct charge to accumulated deficit during 2003. We terminated the shelf registration statement on June 30, 2003.

We have a senior credit facility with a syndicate of banks that expires between October 2, 2006 and October 2, 2008 that, as of July 31, 2003, consisted of a $75.0 million revolving credit facility and a $191.5 million term loan. On August 1, 2003, we made an early repayment of $50 million of the term loan from operating cash flows and incurred debt retirement costs of $1.6 million. In connection with the repayment, we entered into an amendment of the senior credit facility which resulted in an immediate interest rate reduction of 0.5% on the term loan and more favorable credit agreement terms.

As of November 1, 2003, the senior credit facility now consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest (1) in the case of the revolving facility, at our option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time, and (2) in the case of the term loan, at our option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. The effective interest rate of these borrowings at November 1, 2003 was 3.64%. The amended credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At November 1, 2003, we were in full compliance with all of these covenants, the outstanding balance of our term loan was $141.1 million and there were no borrowings on our revolving credit facility, which had $55 million of available credit.

Our primary long-term capital requirement is funding for the opening or acquisition of stores as well as the remodeling of certain existing stores. Cash flows used in financing activities were $54.5 million for the thirty-nine week period ended November 1, 2003 compared with cash flows used in financing activities of $3.8 million for the thirty-nine week period ended November 2, 2002. During the thirty-nine week period ended November 2, 2002, net proceeds of $273.1 million were generated from sales of our common stock. In addition, for the thirty-nine week period ended November 2, 2002, we used $239.8 million to redeem our series A senior preferred stock and our series B junior preferred stock and approximately $32.7 million of the net proceeds of the initial public offering, plus approximately $1.8 million in cash-on-hand, to repurchase $30.0 million in aggregate principal amount of our senior subordinated notes at 110.5% of their face amount plus accrued interest, leaving $170.0 million in aggregate principal amount of our senior subordinated notes outstanding. Remaining cash flows used in financing activities were repayments of long-term debt agreements and other obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We entered into a $75.0 million interest rate collar agreement, or hedge, in December 2000 to offset this interest rate risk. This hedge expired in December 2002 with no further liability. Changes in the intrinsic value of the hedge were recorded as accumulated other comprehensive income (loss). Amounts received or paid under the hedge were recorded as reductions of or additions to interest expense. We periodically evaluate alternative hedging strategies, although currently we have no hedges outstanding, and we do not enter into derivative financial instruments for trading or speculative purposes.

All of the debt under our senior credit facility as of November 1, 2003 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rates at November 1, 2003 would increase net interest expense by approximately $0.2 million on an annual basis, and would decrease both earnings and cash flows for that annual period by approximately $0.1 million. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at November 1, 2003.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Part II. Other Information

Item 1.  Legal Proceedings

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity and subsequently certain other California counties have indicated that they are reviewing our animal care policies. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all of our stores. We are responding to the complaint and are defending it vigorously. The complaint and any similar actions, which could be filed in the future, could cause negative publicity, which could have a material adverse effect on our results of operations.

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

In October 2003, we were served with a Civil Investigative Demand from the United States Federal Trade Commission, or FTC, seeking information and documents relating to our e-commerce website PETCO.com and more particularly our policies and practices regarding the protection of personal information furnished by customers to the website.  The request stems from an incident in late June 2003 in which a self-proclaimed hacker purportedly obtained unauthorized access to a portion of our website.  We have cooperated with the FTC’s inquiry by providing documents and information, and have taken and are taking additional steps to insure that our e-commerce customers’ privacy is maintained.  At the present time, we are unable to determine whether the FTC will initiate any enforcement action against us, or the financial impact any such action might entail.

We are also involved in routine litigation arising in the ordinary course of our business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 5. Other Information

10b5-1 Trading Plans

Certain members of our executive management team established new Rule 10b5-1 trading plans in November 2003 following the expiration of their existing Rule 10b5-1 trading plans.  Rule 10b5-1 is a rule adopted by the Securities and Exchange Commission that recognizes the creation of formal programs under which executives and other “insiders” may sell the securities of publicly traded companies on a regular basis pursuant to written plans that are entered into at a time when the plan participants are not aware of material nonpublic information and that otherwise comply with the requirements of Rule 10b5-1.  In aggregate, the new trading plans call for the sale of approximately 1% of the executive management team’s initial PETCO holdings per month for twelve months, representing average monthly sales of approximately 70,500 shares of common stock.  The first month in which sales could occur under the new trading plans is December 2003.

The PETCO executives who entered into the new Rule 10b5-1 trading plans are Brian K. Devine, Chairman, President and Chief Executive Officer, Bruce C. Hall, Executive Vice President and Chief Operating Officer, James M. Myers, Executive Vice President and Chief Financial Officer, Robert E. Brann, Senior Vice President, Merchandising, Frederick W. Major, Senior Vice President, Information Systems, Keith G. Martin, Senior Vice President, Operations, Janet D. Mitchell, Senior Vice President, Human Resources and Administration, and William M. Woodard, Senior Vice President, Business Development.  Under the trading plans, the above mentioned executives may sell up to a maximum aggregate amount of 847,000 shares of common stock during the period beginning on December 1, 2003 and ending on November 30, 2004 without subsequent control over the timing of specific transactions by the plan participants.  The participants in the trading plans may amend or terminate the trading plans under certain circumstances and have the right to sell additional shares of common stock outside of the trading plans when they are not in possession of material nonpublic information.  The trading plans will expire on November 30, 2004 unless subsequently extended or terminated in accordance with the terms of such trading plans. Under each trading plan, an independent broker will execute the trades pursuant to selling parameters established by the plan participant when the trading plan was entered into without further direction from the participant.

Certain Cautionary Statements

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors, such as performance of new stores, ability to execute expansion strategy and sustain growth, debt levels, reliance on vendors and exclusive distribution arrangements, competition, integration of operations as a result of acquisitions, compliance with various state and local regulations and dependence on senior management, are discussed from time to time in the reports we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K, as amended, for the fiscal year ended February 1, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.

By:	/s/ BRIAN K. DEVINE
Brian K. Devine
Chairman, President and
Chief Executive Officer

Date: December 3, 2003

By:	/s/ JAMES M. MYERS
James M. Myers
Executive Vice President and
Chief Financial Officer

Date: December 3, 2003