Form 10-K
period 2004-01-31
PETCO ANIMAL SUPPLIES INC
filed 2004-04-05
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

Commission File Number: 0-23574

PETCO ANIMAL SUPPLIES, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	33-0479906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9125 Rehco Road, San Diego, California 92121

(Address, Including Zip Code, of Principal Executive Offices)

Registrant’s telephone number, including area code:

(858) 453-7845

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

As of March 31, 2004, there were outstanding 57,473,300 shares of the registrant’s Common Stock, $0.001 par value. As of August 2, 2003, the last day of the registrant’s second fiscal quarter of fiscal 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $830 million, based on the last reported sale price on the preceding business day. Shares of common stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information called for by Part III of this Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before May 30, 2004.

PART I

ITEM 1.	BUSINESS

We are a leading specialty retailer of premium pet food, supplies and services with 654 stores in 43 states and the District of Columbia. Our products include pet food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations.

Our stores combine the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target “pet parent” customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets.

Unless otherwise indicated, all references in this Annual Report to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2003 refer to the fiscal year beginning on February 2, 2003 and ended on January 31, 2004.

The Pet Food, Supplies and Services Industry

General.    We believe the pet food, supplies and services industry is benefiting from a number of favorable demographic trends that are continuing to support a steadily growing pet population. The U.S. pet population has now reached 353 million companion animals, including 141 million cats and dogs, with an estimated 62% of all U.S. households owning at least one pet, and three quarters of those households owning two or more pets. We believe the trend to more pets and more pet-owning households will continue, driven by an increasing number of children under 18 and a growing number of empty nesters whose pets have become their new “children.” We estimate that U.S. retail sales of pet food, supplies, small animals (excluding cats and dogs) and services increased to approximately $28 billion in 2002. We believe we are well positioned to benefit from several key growth trends within the industry.

Pet Food.    Packaged Facts, an independent provider of market research reports, estimates that dog and cat food sales, which represent the vast majority of all pet food sales, accounted for approximately $10.8 billion in sales for 2002. Sales of premium dog and cat food represented approximately 37.1% of the total dog and cat food market in 2002 and are expected to increase to approximately 41.2% of the total dog and cat food market by 2008. Sales of dog and cat food accounted for $511 million, or 31%, of our fiscal 2003 net sales, of which $475 million, or 93%, was generated from premium dog and cat food sales.

Historically, the pet food industry has been dominated by national supermarket brands such as Alpo, Kal Kan and Purina, which are primarily sold through grocery stores, supermarkets, convenience stores and mass merchants. In recent years, supermarkets’ share of total pet food sales has steadily decreased as a result of competition from warehouse clubs, mass merchants and specialty pet store chains as well as the growing proportion of premium pet food sales. Premium pet foods, such as Science Diet, Nutro and Eukanuba, currently are not sold through supermarkets, warehouse clubs or mass merchants due to manufacturers’ restrictions but are sold primarily through specialty retailers like PETCO, veterinarians and farm and feed stores.

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

Pet Supplies and Small Animals.    Based on reports from Packaged Facts, sales of pet supplies accounted for approximately $7.5 billion in sales for 2002 and will grow at a compound annual growth rate, or CAGR, of 8.0% over the next few years. Sales of pet supplies and small animals (excluding cats and dogs) accounted for $1.1 billion, or 65%, of our fiscal 2003 net sales.

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

Pet Services.    Pet services are estimated to account for the remaining $9.7 billion of the overall $28 billion market projected by management. The market for pet services includes grooming, obedience training, and vaccinations and other veterinary services. We offer obedience training in most of our stores, grooming in the majority of our stores and limited veterinary services, such as routine vaccinations, at a number of stores. Although services represented only 4.2% of our fiscal 2003 net sales, services represent an increasing portion of our net sales and we believe that offering selected pet services better serves our best customers and increases traffic flow in our stores. For fiscal 2003, services sales increased 21% from fiscal 2002, almost double our overall sales growth.

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

Business Strategy

Our strategy is to strengthen our position as a leading specialty retailer of premium pet food, supplies and services by offering our customers a complete assortment of pet-related products and services at competitive prices with superior levels of customer service at convenient locations. We intend to continue to pursue the following elements of our strategy:

•

Continue To Increase Sales and Profitability. We have increased our net sales from $839.6 million in fiscal 1998 to $1.65 billion in fiscal 2003, for a CAGR of 14.5%. We also increased our operating income from $31.8 million in fiscal 2001, which includes unusual charges and expenses totaling $58.0 million, to $137.7 million in fiscal 2003. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth; (2) strategic expansion in both existing and new markets; (3) targeted merchandising efforts to drive greater sales of higher margin supplies and services, which have grown to 69.3% of net sales in fiscal 2003, up from 62.2% of net sales in fiscal 1999; (4) our expanding store base that offers economies of scale and purchasing efficiencies; and (5) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

•	Capitalize Upon Our Maturing Store Base. We have historically found that the most dramatic growth in a store’s net sales and operating income occurs in the first five years following a store’s opening. During this store maturation phase, we have historically experienced an increase in store-level contribution from an approximate average of 6% of net sales in the store’s first year to an approximate average of over 15% of net sales in year five. More than 40% of our stores were opened in the past five years and to date our newly opened stores have been maturing in accordance with historical rates. We believe that our maturing store base provides us with an opportunity to significantly increase our net sales and store-level operating income with only modest incremental capital expenditures for these stores.

•	Expand Using Our Proven New Store Model. We believe that the highly fragmented pet food, supplies and services market offers compelling opportunities for us to increase our presence and gain market share. To capitalize on these opportunities and consistent with our existing strategy, we plan to increase our aggregate store square footage by approximately 8% to 10% per year on a long-term basis, both by focusing on existing markets and by targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2003 was 10.5%, and our total store square footage at January 31, 2004 was approximately 9.0 million square feet. We plan to open 90 new stores in fiscal 2004, or 70 stores net of relocations and closings. In March 2004, we agreed to acquire 20 former Kids “R” Us stores from Office Depot, Inc., approximately one-half of which are located in South Florida and Ohio, markets where we are currently underrepresented. We carefully measure each proposed store opening against demographic, economic and competitive factors. We have established an operating model that we believe enables us to quickly and profitably execute our expansion strategy after we have analyzed a market’s potential. Our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%. In fiscal 2004, we intend to remodel 50 to 55 of our existing stores into our millennium format. Together with our plan to add 90 new stores in fiscal 2004, we intend to create a total of 140 to 145 new millennium stores in fiscal 2004. Our millennium format incorporates a more dramatic presentation of our companion animals and emphasizes higher-margin supplies categories.

•	Leverage Our Industry-Leading Integrated Information Systems. Our highly integrated point-of-sale, or POS, system in each of our stores provides our management team with timely and valuable information on store and regional level sales and merchandising trends, inventory tracking and operational data. By integrating all of our key functional areas, our systems empower regional, district and store managers to increase sales, improve operational efficiency, control inventory, monitor critical performance indicators and enhance customer service and satisfaction.

•	Continue Our Focus on Expanding Our Services Business. We continue to expand our offerings of services to our customers, including grooming, canine education and vaccinations. These services broaden our relationship with customers and encourage more frequent visits to our stores, which result in additional sales of pet food, supplies and small animals (other than cats and dogs). As such, the growing services portion of our business complements our overall customer relationship initiatives.

•	Utilize Our Logistics Expertise. Our distribution system has over one million square feet of distribution capacity, including an integrated network of three national and five regional distribution centers. This network enables us to reduce our costs by reducing the delivered cost of merchandise and limiting the need to carry excess inventory. Our inventory control systems provide for effective replenishment of inventory and allow us to achieve optimal in-stock levels at our stores. Our logistics expertise has enabled us to dramatically increase inventory turns from 6.5x for fiscal 1999 to 7.8x for fiscal 2003.

•	Capitalize Upon Our Brand Awareness and Highly Successful Customer Loyalty Program. The “PETCO” brand name and our slogan “PETCO, where the pets go” are well known by pet owners. We believe that this awareness reinforces the fun and enjoyable shopping experience that we seek to create for our customers and their pets. P.A.L.S., our highly successful customer loyalty program, further enhances and reinforces the loyalty, brand awareness and satisfaction of our customers. Our customers have recently been signing up for approximately one million new P.A.L.S. cards per quarter. Our P.A.L.S. members account for over 75% of our net sales and spend on average over 50% more per transaction than do our non-P.A.L.S. customers. Our exclusive program fosters a long-term, one-on-one relationship with the customer and builds brand loyalty and customer retention. Our program also provides us with one of the largest databases of information in the industry. Information on our customers’ buying preferences allows us to more precisely deliver targeted marketing efforts and assists us in more effectively catering to our customers’ needs.

•	Continue to Provide Superior, Knowledge-Based Customer Service. We seek to enhance our customers’ shopping experience by providing knowledgeable and friendly customer service and creating a fun and exciting shopping environment. We seek to hire store managers and sales associates who themselves are pet owners and enthusiasts and therefore are more eager and better able to assist customers with their needs. We believe it is better to hire animal lovers and train them in retail rather than hire experienced retailers and hope they like animals. We believe that our customer service differentiates us from our competitors, leading to increased sales, attracting new customers and building customer loyalty.

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

In late 1997 we launched our P.A.L.S. customer loyalty program, which provides us with one of the largest databases of customer information in the industry, as our customers have recently been signing up for approximately one million new P.A.L.S. cards per quarter. Our P.A.L.S. database is integrated with our POS system, allowing us to track the purchasing activity and shopping habits of our P.A.L.S. cardholders. This allows us to effectively target customers with personalized direct mail or e-mail messages, to provide promotional offers directly related to past purchases and to adjust our products and services mix to more effectively cater to our customers’ needs. The breadth of understanding of customer behavior we have accumulated and continue to accumulate has impacted our marketing, our merchandising and our vendor relationships, and allows us to enhance customer retention and heighten customer satisfaction. Our P.A.L.S. strategy is highly integrated and fully complementary with our high-low pricing strategy, and the integration of these strategies allows us to reward our best customers with competitive retail prices while optimizing our overall operating margins.

Local store marketing activities are conducted on a regular basis in most stores. These marketing activities include store opening events, in-store pet adoptions, informational seminars, school field trips, pet photos, product demonstrations, pet fairs and a variety of other local contests or cross-promotion events.

We are the naming rights sponsor for PETCO Park, a baseball stadium in San Diego, California, which is the new home of the San Diego Padres major league baseball team. As part of this arrangement, we also receive certain other promotional benefits from the San Diego Padres.

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

Suppliers and Vendors

We purchase most of our merchandise directly from specialty suppliers and manufacturers of national brands. We purchase the majority of our pet food products from three vendors: Hill’s Pet Products, Inc. (which produces Science Diet), The Iams Company and Nutro Products, Inc. Supplies of products from these vendors accounted for approximately 9%, 8% and 8%, respectively, of our net sales in each of fiscal 2002 and fiscal 2003. While we do not maintain long-term supply contracts with any of our vendors, we believe that we enjoy a favorable and stable relationship with each of these vendors.

Many of the premium pet food brands we offer, such as Nutro, Science Diet and Eukanuba, are not presently available to supermarkets, warehouse clubs or mass merchants due to manufacturers’ restrictions. One of our pet food vendors, The Iams Company, distributes its Iams brand of pet food to supermarkets, warehouse clubs and mass merchants across the country. The Eukanuba brand of premium pet food, which is also manufactured by The Iams Company, continues to be sold exclusively by specialty channels such as PETCO.

Information Systems

Our integrated information systems provide our management team with timely information on sales trends, inventory tracking and operational data at the individual store level. These systems empower regional, district and store managers to increase sales, control inventory and enhance customer satisfaction. Our in-store POS system tracks all sales by stockkeeping unit (SKU) using bar codes and allows management to compare current performance against historical performance and current year’s budget on a daily basis. The information gathered by this system supports automatic replenishment of in-store inventory from our regional and central distribution centers and is integrated into product buying decisions. Store labor planning and visual presentation levels are supported by sales management information systems. We use Electronic Data Interchange (EDI) with a majority of suppliers for efficient transmittal of purchase orders, shipping notices and invoices. Management believes that the systems we have developed enable us to continue to improve customer service, operational efficiency and management’s ability to monitor critical performance indicators. We continue to invest in supply chain technologies, human resources management, financial planning tools and continued improvement to the POS systems located in all stores.

Internet Operations

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores and to increase our retail commerce and consumer brand awareness of our products. We operate the popular e-commerce site

www.petco.com, which provides our customers with pet-related content, commerce and community via the Internet. The information contained or incorporated in our web site is not a part of this Annual Report.

Trademarks and Licenses

We have registered numerous service marks and trademarks with the United States Patent and Trademark Office. We believe the PETCO trademark has become an important component in our merchandising and marketing strategy. We believe we have all licenses necessary to conduct our business.

Employees

As of January 31, 2004, we employed approximately 15,300 associates, of whom approximately 7,800 were employed full-time. Approximately 92% of our employees were employed in stores or in direct field supervision, approximately 4% in distribution centers and approximately 4% in our corporate headquarters in San Diego. We are not party to any collective bargaining arrangements, and we believe our labor relations are generally good.

Regulation

The transportation and sale of small animals is governed by various state and local regulations. To date, these regulations have not had a material effect on our business or operations. However, a complaint filed in June 2002 by the San Francisco City Attorney’s office alleged that certain associates have not properly cared for animals for sale in our two San Francisco stores. See “Item 3—Legal Proceedings.” Prior to the opening of each store, we review the regulations of the relevant state and local governments. We then ensure ongoing compliance by keeping apprised of industry publications and maintaining contacts with our aquatics and small animal suppliers and the appropriate regulatory agency within each relevant state and local government.

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

Certain Cautionary Statements

Market data used throughout this Annual Report, including information relating to our relative position in the pet food, supplies and services retailing industry, is based on the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information, including Packaged Facts reports and information prepared by the American Pet Products Manufacturers Association and Business Communications Company, Inc. Although we believe that these sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified this information.

Some of the statements in this Annual Report, including, but not limited to, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Annual Report using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

If we are unable to profitably open and operate new stores, maintain the profitability of our existing stores and successfully complete our store remodel program, our business, financial condition and results of operations may be harmed.

One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. We have opened approximately 40 to 60 stores per year (offset by closings and relocations of existing stores) between fiscal 1998 and fiscal 2003. We plan to increase our aggregate store square footage by approximately 8% to 10% per year on a long-term basis, both by focusing on existing markets and by targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2003 was 10.5%, and our total store square footage at January 31, 2004 was approximately 9.0 million square feet. We plan to open 90 new stores in fiscal 2004, or 70 stores net of relocations and closings.

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

Our continued growth also depends, to a significant degree, on our ability to increase sales in our new and existing stores. Our comparable store net sales increased by 8.6%, 8.0% and 5.6% for fiscal 2001, 2002 and 2003, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our comparable store net sales increases in future periods may be lower than historical levels or our comparable store net sales may not increase at all.

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

In addition, we routinely evaluate our strategic alternatives with respect to each of our stores and our other operating assets and investments. In connection with this evaluation, we may elect to close stores or to sell or otherwise dispose of selected assets or investments. Excluding store relocations, we closed six stores in fiscal 2001, six stores in fiscal 2002 and two stores in fiscal 2003. There can be no assurance that any future sale or disposition would be achieved on terms favorable to us because we incur closing costs or may lose sales to our competitors as a result.

Our level of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.

As of January 31, 2004, our debt consisted primarily of (1) $140.8 million of borrowings under our senior credit facility (with $55.0 million of additional available credit, subject to certain conditions) and (2) $120.0 million in principal amount of our senior subordinated notes. Our level of indebtedness has important consequences. For example, our level of indebtedness may:

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

We purchase significant amounts of products from three key vendors: Hill’s Pet Products, Inc. (which produces Science Diet), The Iams Company and Nutro Products, Inc. Supplies of products from these vendors accounted for approximately 9%, 8% and 8%, respectively, of our net sales in each of fiscal 2002 and fiscal 2003. We do not maintain long-term supply contracts with any of our vendors. While we believe that our vendor relationships are satisfactory, any vendor could discontinue selling to us at any time. The loss of any of our three key vendors or any other significant vendors of premium pet food or pet supplies offered by us would have a negative impact on our business, financial condition and results of operations.

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

None of the premium pet food brands that we purchase from Hill’s Pet Products, Inc. and Nutro Products, Inc. is widely available in supermarkets, warehouse clubs or mass merchants. One of our pet food vendors, The Iams Company, distributes its Iams brand of pet food to supermarkets, warehouse clubs and mass merchants across the country. The Eukanuba brand of premium pet food, which is also manufactured by The Iams Company, continues to be sold exclusively through specialty channels such as PETCO.

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

Purchases of pet-related supplies may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income in general may affect companies in pet-related and other retail industries more significantly than companies in industries that rely less on discretionary consumer spending. In addition, due to our level of debt we are more susceptible to some of these adverse economic effects than are some of our competitors which have greater financial and other resources than we do.

Our operating results could be harmed if we are unable to integrate acquired companies into our operations.

The pet food and supplies retailing industry is highly fragmented. We may pursue expansion and acquisition opportunities in the future, and we must efficiently integrate and combine operations of acquired companies to realize the anticipated benefits of acquisitions. To be successful, the integration process requires us to achieve the benefits of combining the companies, including generating operating efficiencies and synergies and eliminating or reducing redundant costs. Since we often have limited prior knowledge of acquired companies, there can be no assurance that the anticipated benefits of these acquisitions will be fully realized without incurring unanticipated costs or diverting management’s attention from our core operations. Our operating results could be harmed if we are unable to efficiently integrate newly acquired companies into our operations. Any future acquisitions also could result in potentially dilutive issuances of equity securities, or the incurrence of additional debt or the assumption of contingent liabilities.

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

In the past we have terminated, and in the future we may terminate, our relationship in a strategic venture after we have made substantial investments in that strategic venture. For example, in January 2002 we terminated our relationship with Canadian Petcetera Limited Partnership, which operated 32 Petcetera retail pet food and supplies stores in Canada, because the stores operated by the Canadian partnership were not producing the results we had anticipated. At the time of the termination of our relationship, we also entered into a settlement agreement with the other partners of the partnership to resolve allegations made by the other partners that we had reneged on an alleged agreement to buy out their interests in the Canadian partnership. We recorded a write-off of approximately $26.7 million in the fourth quarter of fiscal 2001, which represented the carrying value of our Canadian investment and related assets, and settlement expenses of approximately $10.3 million related to the settlement of the related dispute.

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

From time to time, we are subject to claims or complaints that we do not care properly for some of the animals we sell. For example, allegations were made in a complaint filed in June 2002 in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity and subsequently certain other California counties have indicated that they are reviewing our animal care policies. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all our stores. We are responding to the complaint and are defending it vigorously. The complaint and any similar allegations or actions which could be filed in the future could cause negative publicity which could have a material adverse effect on our results of operations.

We depend on key personnel, and if we lose the services of any of our principal executive officers, including Mr. Devine, our Chairman, Mr. Myers, our Chief Executive Officer, and Mr. Hall, our President and Chief Operating Officer, we may not be able to run our business effectively.

We are dependent upon the efforts of our principal executive officers. In particular, we are dependent upon the management and leadership of Brian K. Devine, our Chairman, James M. Myers, our Chief Executive Officer, and Bruce C. Hall, our President and Chief Operating Officer. The loss of Mr. Devine, Mr. Myers, Mr. Hall or certain of our other principal executive officers could affect our ability to run our business effectively.

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

Our executive officers, directors and principal stockholders currently own, in the aggregate, approximately 36% of our outstanding common stock. As a result, these stockholders have significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and will otherwise have significant influence over our management and policies. Green Equity Investors III, L.P. and TPG Partners III, L.P. and its affiliates are parties to an agreement, pursuant to which they agreed to vote their shares of PETCO common stock for two nominees of Green Equity Investors III, L.P. and two nominees of TPG Partners III, L.P. and its affiliates to serve on our board of directors. This concentration of ownership may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Future sales of shares of our common stock in the public market may depress our stock price.

If our existing stockholders sell substantial amounts of our common stock in the public market or if there is a perception that these sales may occur, the market price of our common stock could decline. As of March 31, 2004, we had 57,473,300 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market without restriction or further registration under the Securities Act, unless the shares are held by “affiliates” of ours as such term is defined in Rule 144 of the Securities Act. In addition, in February 2004, we filed a registration statement on Form S-3 to register 12,226,909 shares of common stock currently held by Green Equity Investors III, L.P., TPG Partners III, L.P. and its affiliates, and certain of our senior executives, which registration statement was declared effective in February 2004. As a result, these shares of common stock are available for sale in the public market from time to time.

We also have 4,136,139 shares of common stock reserved for issuance under our stock option and incentive plans, of which 3,963,853 shares were subject to outstanding options as of March 31, 2004. In March 2002, we filed a registration statement on Form S-8 to register all of the shares of common stock which could be purchased upon the exercise of stock options outstanding on that date and all other shares of common stock reserved for future issuance under our stock option and incentive plans. Accordingly, shares issued upon exercise of such options are freely tradable by holders who are not our affiliates and, subject to the volume and other limitations of Rule 144, by holders who are affiliates.

The price of our common stock may be volatile.

Since our initial public offering in February 2002, the price at which our common stock has traded has been subject to significant fluctuation. The market price for our common stock in the future may continue to be volatile. In addition, the stock market periodically experiences significant price and volume fluctuations that in many instances have been unrelated or disproportionate to the operating performance of specific companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our core business.

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

Various provisions of the Delaware general corporation law, or the DGCL, and of our corporate governance documents may inhibit changes in control not approved by our board of directors and may have the effect of depriving our stockholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

•	a classified board of directors;

•	a prohibition on stockholder action through written consents;

•	a requirement that special meetings of stockholders be called only by our board of directors, our chairman or our president;

•	advance notice requirements for stockholder proposals and nominations; and

•	availability of “blank check” preferred stock.

You are cautioned not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Annual Report. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of any new information, future events or otherwise.

ITEM 2.	PROPERTIES

We lease all of our store and warehouse locations. The original lease terms for our stores generally range from five to 20 years, with many of these leases containing renewal options. Leases on 128 stores expire within the next three years. Of these leases, 101 contain renewal options.

Our headquarters, located in San Diego, California, consists of three owned facilities comprising a total of 156,000 square feet. One of the San Diego facilities is financed under an obligation that expires in February 2006. We also lease three central and five regional distribution centers. Our three central distribution centers collectively occupy approximately 900,000 square feet of space in Monroe, New Jersey; Joliet, Illinois; and Mira Loma, California under leases that expire in May 2018, April 2005 and September 2005, respectively. Our five regional distribution centers collectively occupy approximately 240,000 square feet of space in Stockton, California; Portland, Oregon; New Hope, Minnesota; Mansfield, Massachusetts; and Garland, Texas under leases that expire in April 2009, February 2007, September 2007, December 2008 and August 2004, respectively. Except with respect to the leases for our Stockton, California; Portland, Oregon; and Mansfield, Massachusetts facilities, all of our distribution center leases contain a renewal option.

We design our stores to offer a fun, vibrant and enjoyable shopping experience for our customers and their pets. A typical PETCO store is moderately sized at 12,000 to 15,000 square feet, with low ceilings, attractive signage and bright lighting, resulting in a distinctive retail setting. Below is a table listing, for our 654 stores at January 31, 2004, the number of stores by state:

Number of PETCO Stores

as of January 31, 2004

State	Number of Stores	State	Number of Stores
Alabama	4	Mississippi	1
Arizona	17	Missouri	16
Arkansas	6	Montana	2
California	137	Nebraska	6
Colorado	17	Nevada	9
Connecticut	15	New Hampshire	7
Delaware	1	New Jersey	17
District of Columbia	1	New Mexico	4
Florida	15	New York	36
Georgia	12	North Dakota	2
Idaho	5	Ohio	4
Illinois	43	Oregon	15
Indiana	7	Pennsylvania	28
Iowa	7	Rhode Island	3
Kansas	7	South Dakota	1
Kentucky	1	Tennessee	10
Louisiana	5	Texas	54
Maine	3	Utah	6
Maryland	12	Vermont	1
Massachusetts	24	Virginia	13
Michigan	18	Washington	29
Minnesota	19	Wisconsin	14

ITEM 3.	LEGAL PROCEEDINGS

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity and subsequently certain other California counties have indicated that they are reviewing our animal care policies. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all of our stores. We are responding to the complaint and are defending it vigorously. The complaint and any similar actions which could be filed in the future could cause negative publicity, which could have a material adverse effect on our results of operations.

The District Attorneys of various California counties, through the San Diego and Los Angeles District Attorneys, have informed us that they are investigating certain alleged weights and measures violations. The investigation specifically concerns whether checkout price scanners used in our stores identified prices that in some instances did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. No legal action has been filed against us with respect to this investigation. We are working cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, and do not believe that the outcome of the matter will have a material impact on our results of operations or financial condition in any future period. From time to time, we also receive inquiries or notices from other jurisdictions or regulatory authorities with respect to similar alleged weights and measures issues or violations, which we respond to in the ordinary course of business.

In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including us, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleges that the individual plaintiffs and the purported class members sought employment with the other retailers, or us, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. In December 2003, the court granted our request to dismiss the action due to certain defects regarding parties named in the initial complaint. Shortly thereafter, the three plaintiffs filed lawsuits against each retailer separately, but to date we have not been formally served with a complaint. Following formal receipt of the complaint, we intend to vigorously defend the action, and do not believe that the outcome of the matter will have a material impact on our results of operations or financial condition in any future period.

In October 2003, we were served with a Civil Investigative Demand from the United States Federal Trade Commission, or FTC, seeking information and documents relating to our e-commerce website, petco.com, and more particularly our policies and practices regarding the protection of personal information furnished by customers to the website. The request stems from an incident in late June 2003 in which a self-proclaimed hacker purportedly obtained unauthorized access to a portion of our website. We have cooperated with the FTC’s inquiry by providing documents and information, and have taken and are taking additional steps to insure that our e-commerce customers’ privacy is maintained. At the present time, we are unable to determine whether the FTC will initiate any enforcement action against us or the financial impact any such action might entail.

We have recorded accruals for estimated losses related to certain of the above matters. We are also involved in other routine litigation arising in the ordinary course of our business. While the results of such other litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been listed on The Nasdaq Stock Market’s National Market under the symbol “PETC” since it was initially offered to the public on February 22, 2002. Prior to that time, there had not been a market for our common stock. The following table shows the high and low per share sale prices of our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal 2002
First Quarter (commencing on February 22, 2002)	$25.75	$19.00
Second Quarter	26.70	16.55
Third Quarter	25.20	16.31
Fourth Quarter	25.95	20.57

Fiscal 2003
First Quarter	$21.72	$15.20
Second Quarter	25.75	18.92
Third Quarter	34.40	23.49
Fourth Quarter	35.87	28.86

On March 31, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $28.18. As of March 31, 2004, there were approximately 100 holders of record of our common stock.

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

The following selected historical consolidated financial data as of and for the fiscal years ended January 29, 2000, February 3, 2001, February 2, 2002, February 1, 2003 and January 31, 2004, presented below under the captions “Statement of Operations Data” and “Balance Sheet Data,” have been derived from our audited consolidated financial statements as of those dates and for those periods. The selected historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

Fiscal Year Ended
Jan. 29, 2000	Feb. 3, 2001 (1)	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004
(amounts in thousands, except per share amounts and store data)
Statement of Operations Data:
Net sales	$990,289	$1,151,178	$1,300,949	$1,476,634	$1,654,138
Cost of sales and occupancy costs	720,711	817,084	909,186	1,016,249	1,104,649

Gross profit	269,578	334,094	391,763	460,385	549,489
Selling, general and administrative expenses	220,800	263,713	304,967	343,752	411,816
Management fees and termination costs	—	1,040	3,120	12,760	—
Stock-based compensation and other costs	—	—	14,350	8,388	—
Litigation settlement	—	—	—	3,497	—
Write-off of Canadian investment	—	—	37,035	—	—
Merger and non-recurring costs	—	55,928	445	—	—

Operating income (2)	48,778	13,413	31,846	91,988	137,673
Interest expense, net	8,936	22,971	40,837	32,666	26,115
Debt retirement costs	—	2,089	20,830	3,336	12,189

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates and income taxes	39,842	(11,647)	(29,821)	55,986	99,369
Internet operations and equity in loss of unconsolidated affiliates	(1,254)	(4,543)	(3,083)	—	—

Earnings (loss) before income taxes	38,588	(16,190)	(32,904)	55,986	99,369
Income taxes (benefit)	16,831	4,149	(10,103)	23,845	34,656

Net earnings (loss)	21,757	(20,339)	(22,801)	32,141	64,713
Increase in carrying amount and premium on redemption of redeemable preferred stock	—	(8,486)	(27,745)	(20,487)	—

Net earnings (loss) available to common stockholders	$21,757	$(28,825)	$(50,546)	$11,654	$64,713

Basic earnings (loss) per share	$0.02	$(0.05)	$(1.32)	$0.21	$1.13
Diluted earnings (loss) per share	$0.02	$(0.05)	$(1.32)	$0.20	$1.11
Shares used for computing basic earnings (loss) per share	928,136	632,162	38,429	56,094	57,422
Shares used for computing diluted earnings (loss) per share	938,872	632,162	38,429	56,906	58,299
Other Financial Data:
Gross profit margin	27.2%	29.0%	30.1%	31.2%	33.2%
Depreciation and amortization	$39,280	$46,798	$49,449	$50,526	$58,780
Inventory turns (3)	6.5	x	6.7	x	7.4	x	7.7	x	7.8	x
Store Data:
Percentage increase in comparable store net sales	11.1%	6.4%	8.6%	8.0%	5.6%
Net sales per square foot (4)	$168	$177	(5)	$180	$188	$190
Number of stores at year end	490	528	561	600	654

	As of
	Jan. 29, 2000	Feb. 3, 2001 (1)	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,059	$18,044	$36,215	$108,937	$62,201
Working capital	68,883	39,523	68,429	113,051	49,006
Total assets	453,894	454,319	473,572	554,855	551,862
Total debt, including current maturities (6)	118,465	391,191	401,157	365,541	263,398
Redeemable preferred stock	—	191,537	219,282	—	—
Stockholders’ equity (deficit)	205,890	(268,407)	(305,707)	(11,083)	53,133

(1)	The fiscal year ended February 3, 2001 consisted of 53 weeks, as compared to 52 weeks for each of the fiscal years ended January 29, 2000, February 2, 2002, February 1, 2003 and January 31, 2004.
(2)	Operating income includes the following unusual charges and expenses for the periods indicated:

	Fiscal Year Ended
	Jan. 29, 2000	Feb. 3, 2001	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004
	(amounts in thousands)
Merger and non-recurring costs	$—	$55,928	$445	$—	$—
Write-off of Canadian investment	—	—	37,035	—	—
Management fees and termination costs (a)	—	1,040	3,120	12,760	—
IPO financing and legal expenses (b)	—	—	—	1,197	—
Stock-based compensation (c)	—	—	17,351	8,439	—
Litigation settlement (d)	—	—	—	3,497	—

Total	$—	$56,968	$57,951	$25,893	$—

(a)	Management fees were paid pursuant to our management services agreement, which we entered into in October 2000 in connection with our leveraged recapitalization. We terminated the management services agreement shortly after our initial public offering for a fee of $12.5 million.
(b)	Financing and legal expenses related to our initial public offering in February 2002.
(c)	In connection with the deemed increase in fair value related to outstanding stock options for accounting purposes as a result of our initial public offering, we recorded non-cash stock-based compensation totaling $17.4 million in the fiscal year ended February 2, 2002, of which $14.4 million and $3.0 million are recorded in stock-based compensation and other costs and cost of sales and occupancy costs, respectively, and $8.4 million in the fiscal year ended February 1, 2003, of which $7.0 million and $1.4 million are recorded in stock-based compensation and other costs and cost of sales and occupancy costs, respectively.
(d)	Related to the settlement of California overtime litigation.

(3)	Calculated by dividing cost of sales and occupancy costs, excluding the impact of the 53rd week in fiscal 2000, for the most recent four quarters, by average fiscal quarter end inventory for the five most recent quarters.
(4)	Calculated by dividing net sales by gross square footage of stores open, weighted by the number of months stores are open during the period.
(5)	As adjusted to a 52-week period, net sales per square foot would have been $173 for the fiscal year ended February 3, 2001.
(6)	Includes capital leases and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1 of this Annual Report under the heading “Certain Cautionary Statements.” Our actual results may differ materially from those contained in any forward-looking statements.

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At January 31, 2004, we operated 654 stores in 43 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations. Our stores combine the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target “pet parent” customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets. Since the middle of 2001, all new stores have been opened in our new millennium format, which incorporates a more dramatic presentation of our companion animals and emphasizes higher-margin supplies categories.

We have increased our net sales from $839.6 million in fiscal 1998 to $1.65 billion in fiscal 2003, for a compound annual growth rate, or CAGR, of 14.5%. We also increased our operating income from $31.8 million in fiscal 2001, which includes unusual charges and expenses totaling $58.0 million, to $137.7 million in fiscal 2003. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth; (2) strategic expansion in both existing and new markets; (3) targeted merchandising efforts to drive greater sales of higher margin supplies and services, which have grown to 69.3% of net sales in fiscal 2003, up from 62.2% of net sales in fiscal 1999; (4) our expanding store base that offers economies of scale and purchasing efficiencies; and (5) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 8% to 10% per year on a long-term basis, both by focusing on existing markets and by targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2003 was 10.5%, and our total store square footage at January 31, 2004 was approximately 9.0 million square feet. We plan to open 90 new stores in fiscal 2004, or 70 stores net of relocations and closings. Our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%. In fiscal 2004, we intend to remodel 50 to 55 of our existing stores into our millennium format, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close under-performing stores. As a result of our store expansion strategy, operating results in any future year may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

The pet food, supplies and services business is highly competitive. This competition can be categorized into three different segments: (1) supermarkets, warehouse clubs and mass merchants; (2) specialty pet store chains; and (3) traditional pet stores and independent service providers. We believe that the principal competitive factors influencing our business are product selection and quality, convenient store locations, customer service and price. Our strategy is to focus our assortment on specialty products and premium pet foods, which minimizes the potential overlap with supermarkets, warehouse clubs and mass merchants. We believe that we compete effectively within our various geographic areas. However, some of our competitors are much larger in terms of sales volume and have access to greater capital and management resources than we do.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated. As a result of operational and strategic changes, period-to-period comparisons of financial results may not be meaningful and the results of our operations for historical periods may not be indicative of our future results.

	Fiscal Year Ended
	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	69.9	68.8	66.8

Gross profit	30.1	31.2	33.2
Selling, general and administrative expenses	23.5	23.3	24.9
Management fees and termination costs	0.2	0.9	—
Stock-based compensation and other costs	1.1	0.6	—
Litigation settlement	—	0.2	—
Write-off of Canadian investment	2.9	—	—

Operating income	2.4	6.2	8.3
Interest expense, net	3.1	2.2	1.6
Debt retirement costs	1.6	0.2	0.7

Earnings (loss) before equity in loss of unconsolidated affiliate and income taxes	(2.3)	3.8	6.0
Equity in loss of unconsolidated affiliate	(0.2)	—	—

Earnings (loss) before income taxes	(2.5)	3.8	6.0
Income taxes (benefit)	(0.7)	1.6	2.1

Net earnings (loss)	(1.8)%	2.2%	3.9%

Fiscal Year Ended January 31, 2004 Compared with Fiscal Year Ended February 1, 2003

Net sales increased 12.0% to $1.65 billion for fiscal 2003, from $1.48 billion for fiscal 2002. The increase in net sales resulted primarily from the comparable store net sales increase of 5.6% and the addition of 63 new stores, or 54 stores net of relocations and closures. Our store base has increased to 654 stores as of January 31, 2004, and our year-over-year increase in square footage in fiscal 2003 was 10.5%. The comparable store net sales increase was attributable to increased customer traffic, improvements in product mix to higher-price categories such as pet accessories, supplies and services and, to a lesser extent, increased prices. The increase in comparable store net sales accounted for approximately $82.0 million, or 46.2%, of the net sales increase. The net increase in our store base accounted for approximately $95.5 million, or 53.8%, of the net sales increase.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased $89.1 million, or 19.4%, to $549.5 million for fiscal 2003, from $460.4 million for fiscal 2002. Gross profit as a percentage of net sales increased to 33.2% for fiscal 2003 from 31.2% in the prior year period. The increase was driven partly by the continuing change in mix from lower-margin premium pet food sales to higher-margin categories such as pet accessories, supplies and services, which accounted for an increase in gross profit of 0.9% of net sales. The balance of the increase is a result of our adoption in fiscal 2003 of Emerging Issues Task Force, or EITF, Issue No. 02-16, an accounting change related to the treatment of cash consideration received from vendors. Pursuant to this accounting change, substantially all of our vendor support is deferred as a reduction of inventory purchased and realized as a reduction of cost of sales as the related inventory is sold. In prior years, we recorded certain vendor support, including cooperative advertising support, as a reduction of selling, general and administrative expenses when earned. For fiscal 2003, the effect of this accounting change consisted of the reclassification of $24.2 million, or 1.5% of net sales, of vendor consideration from selling, general and administrative expenses to cost of sales and occupancy costs, before the deferral of $6.5 million, or 0.4% of net sales, as a reduction of inventory.

Selling, general and administrative expenses increased $68.0 million, or 19.8%, to $411.8 million for fiscal 2003, from $343.8 million for fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 24.9% for fiscal 2003 from 23.3% in the prior year period. Most of this increase resulted from the adoption of EITF Issue No. 02-16, which accounted for an increase in selling, general and administrative expenses of $24.2 million, or 1.5% of net sales, in fiscal 2003 compared with the prior year. Excluding the impact of this accounting change, selling, general and administrative expenses increased by 0.1% of net sales in fiscal 2003 from the prior year. Increased store remodel costs and increased depreciation expense slightly offset the benefit from the leveraging of store and other operating costs.

In fiscal 2002, we incurred management fees and termination costs of $12.8 million related to a management services agreement that we entered into in conjunction with our leveraged recapitalization in fiscal 2000. We paid $12.5 million in termination costs to terminate this agreement in February 2002 in conjunction with our initial public offering.

In fiscal 2002, we incurred non-cash stock-based compensation and other costs of $8.4 million primarily related to stock options granted in periods prior to our initial public offering in February 2002. All outstanding options prior to the initial public offering were modified and became fully vested at the time of the initial public offering. Stock-based compensation and other costs in fiscal 2002 also included $1.2 million of financing and legal expenses related to the initial public offering.

In fiscal 2002, we incurred a litigation settlement of $3.5 million relating to the settlement of a complaint filed against us alleging violations of the California Labor Code and the Business and Professions Code requirements to pay overtime to certain employees.

Operating income was $137.7 million in fiscal 2003, or 8.3% of net sales, compared with operating income of $92.0 million in fiscal 2002, or 6.2% of net sales. Operating income in fiscal 2002 included management fees and termination costs of $12.8 million pursuant to the management services agreement that was terminated in connection with our initial public offering in February 2002, non-cash stock-based compensation and other costs of $9.6 million, and a litigation settlement of $3.5 million. Together, these items made up 1.8% of net sales in fiscal 2002.

Net interest expense was $26.1 million in fiscal 2003, compared with net interest expense of $32.7 million in fiscal 2002. The reduction in interest expense related primarily to a reduction in interest expense on our senior credit facility. This decrease was due mainly to a reduction in variable interest rates and the early repayment of $50.0 million on our term loan facility in the second quarter of fiscal 2003.

In fiscal 2003, we incurred debt retirement costs of $10.6 million, including a premium of $10.0 million, related to the repurchase of $50.0 million in principal amount of our 10.75% senior subordinated notes in the fourth quarter. We also incurred debt retirement costs of $1.6 million related to the early repayment of $50.0 million on the term loan under our senior credit facility in the second quarter. In fiscal 2002, we incurred debt retirement costs of $3.3 million related to the repurchase of $30.0 million in principal amount of our 10.75% senior subordinated notes.

Income taxes were $34.7 million in fiscal 2003, compared with income taxes of $23.8 million in fiscal 2002. Our effective tax rate was 34.9% in fiscal 2003 and 42.6% in fiscal 2002. During fiscal 2003, we realized a tax benefit of approximately $0.4 million with respect to certain state net operating losses, a tax benefit of approximately $3.4 million with respect to certain federal net operating losses, and a tax benefit of approximately $0.4 million with respect to certain federal and state credits. Excluding the tax benefits resulting from the federal and state net operating losses and tax credits, we had an effective tax rate of approximately 39% for fiscal 2003. In fiscal 2002, we did not recognize any tax benefits related to certain expenses, including stock-based compensation, which resulted in a higher effective tax rate. Excluding the effect of such nondeductible expenses, we had an effective tax rate of approximately 39% for fiscal 2002.

Net earnings were $64.7 million in fiscal 2003, compared with net earnings of $32.1 million in fiscal 2002. Our fiscal 2002 results included management fees and termination costs pursuant to the management services agreement that was terminated in connection with our initial public offering in February 2002, non-cash stock-based compensation and other costs, and a litigation settlement totaling $19.8 million on a net-of-tax basis.

Fiscal Year Ended February 1, 2003 Compared with Fiscal Year Ended February 2, 2002

Net sales increased 13.5% to $1.48 billion for fiscal 2002, from $1.30 billion for fiscal 2001. The increase in net sales resulted primarily from the comparable store net sales increase of 8.0% and the addition of 61 stores, or 39 stores net of relocations and closures. The comparable store net sales increase was attributable to maturing stores, increased marketing and merchandising efforts and increased customer traffic. The increase in comparable store net sales accounted for approximately $102.8 million, or 58.5%, of the net sales increase. The net increase in our store base accounted for approximately $72.9 million, or 41.5%, of the net sales increase.

Gross profit, defined as net sales less the cost of sales including store occupancy costs, increased $68.6 million, or 17.5%, to $460.4 million for fiscal 2002, from $391.8 million for fiscal 2001. Gross profit in fiscal 2002 included $1.4 million in non-cash stock-based compensation expense related to stock options granted in periods prior to our initial public offering in February 2002, compared to $3.0 million in fiscal 2001. Gross profit, excluding the non-cash stock-based compensation expense, as a percentage of net sales increased to 31.3% for fiscal 2002, from 30.3% in the prior year period. The increase was driven by the continuing change in mix from lower-margin premium pet food sales to higher-margin categories, such as companion animals, toys, supplies and services; favorable shrink results; and improved margins on premium pet food due to shifts within the mix of pet food to higher-margin segments. The current year period also benefited from the leveraging of occupancy costs and efficiencies in distribution logistics and freight costs.

Selling, general and administrative expenses increased $38.8 million, or 12.7%, to $343.8 million for fiscal 2002, from $305.0 million for fiscal 2001. As a percentage of net sales, these expenses decreased to 23.3% for fiscal 2002 from 23.5% in the prior year period. Increased investments in store associate training, increased pre-opening costs, increased fees to process debit and credit cards, and increased insurance, medical, dental, legal and travel costs offset the benefit from the elimination of goodwill amortization and the leveraging of store operating costs. The adoption of SFAS No. 142 resulted in a $5.0 million benefit from the elimination of goodwill amortization, which was slightly offset by the recognition of goodwill impairment of $0.3 million in the second quarter of fiscal 2002.

Management fees and termination costs were $12.8 million for fiscal 2002, compared to management fees of $3.1 million in the prior year period. We paid $12.5 million in termination costs in February 2002 to terminate the management services agreement that we entered into in conjunction with our leveraged recapitalization.

Stock-based compensation and other costs decreased to $8.4 million for fiscal 2002 from $14.4 million in the prior year period. The non-cash stock-based compensation expense relates to stock options granted in periods prior to our initial public offering in February 2002. All outstanding options prior to the initial public offering were modified and became fully vested at the time of the initial public offering. Stock-based compensation and other costs in fiscal 2002 also include $1.2 million of financing and legal expenses related to the initial public offering.

Litigation settlement of $3.5 million in fiscal 2002 relates to the settlement of a complaint filed against us alleging violations of the California Labor Code and the Business and Professions Code requirements to pay overtime to certain employees.

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

Operating income was $92.0 million in fiscal 2002, or 6.2% of net sales, compared with operating income of $31.8 million in fiscal 2001, or 2.4% of net sales. Operating income includes the $37.0 million write-off and settlement related to our former Canadian investment in fiscal 2001, management fees and termination costs of $12.8 million and $3.1 million in fiscal 2002 and 2001, respectively, pursuant to a management services agreement that was terminated in connection with our initial public offering, non-cash stock-based compensation and other costs of $9.6 million and $17.4 million in fiscal 2002 and 2001, respectively, and litigation settlement expense of $3.5 million in fiscal 2002.

Net interest expense was $32.7 million in fiscal 2002, compared with net interest expense of $40.8 million in fiscal 2001. Lower debt levels and decreased interest rates, as a result of the refinancing of our senior subordinated notes and the amendment and restatement of our senior credit facility, both in October 2001, the repurchase of $30.0 million in principal amount of our senior subordinated notes in the first quarter of fiscal 2002 and the refinancing of our senior credit facility in August 2002, contributed to the reduction in interest expense.

We repurchased $30.0 million in principal amount of our 10.75% senior subordinated notes due 2011 in fiscal 2002, resulting in debt retirement costs upon early repurchase of $3.3 million. We redeemed our 13% senior subordinated notes due 2010 in fiscal 2001, resulting in debt retirement costs upon early redemption of $19.5 million. We retired approximately $71 million of our term loan facilities in fiscal 2001, resulting in debt retirement costs upon early retirement of $1.3 million.

We recognized $3.1 million in equity in loss of unconsolidated affiliate for fiscal 2001 from our former limited partner interest in Canadian Petcetera Limited Partnership. We accounted for our investment in the limited partnership using the equity method as we did not exercise control over the limited partnership, and we recorded our proportionate share of earnings or loss according to the partnership agreement through January 28, 2002, when we terminated our relationship with the partnership.

We had income taxes of $23.8 million in fiscal 2002, compared with an income tax benefit of $10.1 million in fiscal 2001. Our effective tax rate before non-recurring costs was approximately 39% in fiscal 2002, and our effective tax rate before equity in loss of unconsolidated affiliate and non-deductible costs was approximately 39% in fiscal 2001. We did not recognize any tax benefits from our equity in loss of unconsolidated affiliate in fiscal 2001, and we did not recognize any tax benefits related to certain expenses, including stock-based compensation, in fiscal 2002, resulting in effective tax rates of 42.6% incomes taxes and 30.7% income tax benefit in fiscal 2002 and fiscal 2001, respectively.

Net earnings were $32.1 million in fiscal 2002, compared with a net loss of $22.8 million in fiscal 2001. Our results include the write-off and settlement related to our former Canadian investment, management fees and termination costs pursuant to a management services agreement that was terminated in connection with our initial public offering, non-cash stock-based compensation and other costs, a litigation settlement, and equity in loss of unconsolidated affiliate totaling $19.8 million and $52.7 million on a net-of-tax basis in fiscal 2002 and fiscal 2001, respectively.

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

Quarterly Data

The following tables set forth the unaudited quarterly results of operations for fiscal 2002 and fiscal 2003. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. We expect quarterly results of operations to fluctuate depending on the timing and amount of net sales contributed by new stores.

We believe that our business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.

	Fiscal Quarter Ended
Fiscal 2002	May 4, 2002	Aug. 3, 2002	Nov. 2, 2002	Feb. 1, 2003
	(dollars in thousands)
Net sales	$349,212	$354,469	$367,530	$405,423
Gross profit	103,703	108,420	114,277	133,985
Operating income (1)	654	24,653	27,817	38,864
Net earnings (loss) (1)	(9,227)	9,930	12,006	19,432
Stores open at end of period	571	585	600	600
Aggregate gross square footage	7,607,758	7,830,343	8,106,409	8,116,344
Percentage increase in comparable store net sales	9.3%	8.5%	8.3%	6.0%

	Fiscal Quarter Ended
Fiscal 2003	May 3, 2003	Aug. 2, 2003	Nov. 1, 2003	Jan. 31, 2004
	(dollars in thousands)
Net sales	$384,707	$398,446	$415,334	$455,651
Gross profit	119,059	129,771	137,121	163,538
Operating income	24,739	30,182	32,336	50,416
Net earnings (2) (3) (4)	11,079	13,478	19,209	20,947
Stores open at end of period	617	636	652	654
Aggregate gross square footage	8,388,249	8,671,305	8,918,498	8,970,032
Percentage increase in comparable store net sales	4.6%	6.1%	6.0%	5.6%

(1)	In the first quarter of fiscal 2002, we completed an initial public offering, and the results for that quarter include $12.8 million in management fees and termination costs pursuant to a management services agreement that was terminated in conjunction with the offering, $9.6 million in non-cash stock-based compensation and other costs, and $3.3 million in debt retirement costs related to the early repurchase of senior subordinated notes with proceeds from the offering.
(2)	In the second quarter of fiscal 2003, we incurred debt retirement costs of $1.6 million related to the early repayment of $50.0 million on the term loan under our senior credit facility.
(3)	In the third quarter of fiscal 2003, we realized a tax benefit of approximately $3.4 million with respect to certain federal net operating losses.
(4)	In the fourth quarter of fiscal 2003, we incurred debt retirement costs of $10.6 million related to the repurchase of $50.0 million in principal amount of our 10.75% senior subordinated notes.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $79.8 million, $133.5 million and $156.9 million for fiscal 2001, 2002 and 2003, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of our inventory purchases is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements for new stores, to purchase fixed assets for new stores, to remodel certain existing stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2004 will be approximately $100 million, which includes the opening of approximately 90 new stores and the estimated cost of remodeling 50 to 55 existing stores to our millennium format. Cash used in investing activities was $60.3 million, $56.0 million and $98.7 million for fiscal 2001, 2002 and 2003, respectively.

Net cash used in financing activities was $1.3 million, $4.8 million and $105.0 million in fiscal 2001, 2002 and 2003, respectively. During fiscal 2003, we reduced our overall level of debt by $101.7 million, primarily through the early repayment and repurchase of $100.0 million of debt. As a result, our balance of cash and cash equivalents decreased from $108.9 million at February 1, 2003 to $62.2 million at January 31, 2004.

In October 2001, we issued $200 million of our 10.75% senior subordinated notes due November 2011 and amended and restated our senior credit facility. We used the proceeds from the issuance of our 10.75% senior subordinated notes to repay all of our then outstanding 13% senior subordinated notes due 2010 and retired approximately $71 million of the term loan facilities under our senior credit facility. As a result of the retirement and other amendments to the senior credit facility, the total commitment under our senior credit facility was reduced to $270 million, consisting of a $75 million revolving credit facility and a $195 million term loan facility. In August 2002, we refinanced our term loan facility so that the senior credit facility consisted of a $75 million revolving credit facility and a $193.5 million term loan facility for a total commitment of $268.5 million. In August 2003, we made an early repayment of $50.0 million on the term loan under our senior credit facility. In connection with the repayment, we entered into an amendment of the senior credit facility that resulted in an immediate interest rate reduction of 0.5% on the term loan and more favorable credit terms.

The senior credit facility now consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest (1) in the case of the revolving credit facility, at our option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time, and (2) in the case of the term loan, at our option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. The interest rate on these borrowings at January 31, 2004 was 3.67%. Our senior credit facility expires between October 2, 2006 and October 2, 2008. The agreement governing our senior credit facility contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At January 31, 2004, we were in full compliance with all of these covenants, and the outstanding balance of our term loan facility was $140.8 million, including a current portion of $1.4 million. In addition, there were no borrowings on our revolving credit facility at January 31, 2004, which has $55.0 million of available credit. Amounts can be withdrawn under the revolving credit facility for general business purposes. At January 31, 2004, we had outstanding $20.0 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

In May and June of 2003, certain selling stockholders sold an aggregate of 12.23 million shares of our common stock pursuant to an effective shelf registration statement we previously filed with the SEC. We did not receive any proceeds from the sale of these shares by the selling stockholders. We recorded offering expenses of approximately $1.4 million as a direct charge to accumulated deficit during 2003. We terminated the shelf registration statement on June 30, 2003.

On February 27, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $272.5 million from the offering of 15.5 million shares of our common stock, including 1 million shares of our common stock pursuant to the subsequent exercise of the underwriters’ over-allotment option. We used approximately $239.8 million of the net proceeds from our initial public offering to redeem in full all of our then outstanding shares of series A and series B preferred stock. We used approximately $32.7 million of the net proceeds from the offering plus approximately $1.8 million in cash-on-hand to repurchase $30.0 million in aggregate principal amount of our 10.75% senior subordinated notes at 110.5% of their face value plus accrued and unpaid interest.

In January 2004, we repurchased $50.0 million in aggregate principal amount of our 10.75% senior subordinated notes for an aggregate payment of $60.0 million plus accrued and unpaid interest, leaving $120.0 million in aggregate principal amount of our senior subordinated notes outstanding at January 31, 2004.

We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

At January 31, 2004, we had available net loss carryforwards of $15.6 million for state income tax purposes, which begin expiring in 2005.

Our primary long-term capital requirement is funding for the opening of new stores as well as the remodeling of certain existing stores. We anticipate that funds generated by operations and funds available under the senior credit facility will be sufficient to finance our continued operations and planned store openings at least through fiscal 2004.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following summarizes our contractual obligations at January 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due
	Less Than 1 Year	Years 2 to 3	Years 4 to 5	Thereafter	Total
	(dollars in thousands)
Long-term debt	$1,420	$2,840	$136,530	$120,000	$260,790
Capital lease and other obligations	522	2,143	—	—	2,665
Operating leases	155,793	286,469	242,832	448,565	1,133,659
Purchase obligations (1)	41,221	57,280	39,080	82,695	220,276
Other long-term liabilities (2)	—	—	—	—	—

Total contractual cash obligations	$198,956	$348,732	$418,442	$651,260	$1,617,390

(1)

Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction. Aggregate purchase obligations in the above table include noncancelable obligations under our advertising and marketing agreements, noncancelable purchase orders, future interest payments (assuming the existing long-term debt remains outstanding and, for our senior credit facility, based on the interest rate in effect at January 31, 2004), commitment and other fees associated with our senior credit facility, employment contracts, and noncancelable maintenance and service contracts.

(2)	No amounts have been included for this category because most of the balance consists of deferred rent and other liabilities related to operating leases, and future operating lease obligations have been included in a different category. The remaining future obligations related to other long-term liabilities are not material, and we are not currently able to estimate the timing of such obligations.

Off-Balance Sheet Arrangements

At January 31, 2004, we had outstanding $20.0 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At February 1, 2003 and January 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to inventories, asset impairment, accruals for self-insured workers compensation costs, allowance for doubtful accounts and accounting for income taxes. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon historical write-downs and assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We also record an inventory reserve for the estimated shrinkage between physical inventories. This reserve is based primarily on actual shrink results from previous physical inventories. Changes in actual shrink results from completed physical inventories could result in revisions to our previously estimated shrink accruals. We believe we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves. Our actual shrink results and inventory write-downs have not varied significantly from our estimates.

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of assets or the strategy for our overall business;

•	significant negative industry or economic trends; or

•	planned store closings.

When we determine that the carrying value of fixed assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss when the undiscounted future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset’s carrying value exceeds its fair value, which is determined by discounting the expected future net cash flows. To the extent cash flows for certain stores are less than anticipated, additional impairment charges may result. We also review the estimated useful lives of the assets and reduce such lives if necessary. Impairment losses on fixed assets were not material during any of fiscal 2001, 2002 or 2003.

We have recorded significant amounts of goodwill resulting from the acquisitions we have completed. Through February 2, 2002, we amortized goodwill on a straight-line basis over useful lives ranging from three to fifteen years. As a result of the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, on February 3, 2002, we ceased amortizing goodwill. During the second quarter of 2002, we completed our transitional impairment analysis to assess the recoverability of the goodwill and recorded $0.3 million of goodwill impairment, in accordance with the provisions of SFAS No. 142. Based upon this analysis, we allocated all remaining goodwill to the individual stores open at the time of acquisition. We perform our required annual impairment test during the second quarter of each year, and perform additional impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable at the store level. We record impairment charges for any store with allocated goodwill in excess of its fair value, which is determined based on the present value of the future net cash flows expected to be generated by the store. To the extent cash flows for certain stores are less than anticipated, additional impairment charges may result. Impairment charges on goodwill were not significant in either fiscal 2002 or 2003.

We maintain an accrual for self-insured workers compensation costs, which is classified in accrued salaries and employee benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to workers compensation claims and payments, information provided to us by our insurance broker, and industry experience and trends. All estimates of ultimate loss and loss adjustment expense, and resulting reserves, are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the occurrence of an accident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. Actual results should be expected to vary from estimated results and such variation could be substantial. At February 1, 2003 and January 31, 2004, our accrual for workers compensation costs was $15.1 million and $26.5 million, respectively.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability to collect receivables, most of which are due from vendors. We determine the adequacy of this allowance by continually evaluating individual receivables, considering the vendor’s financial condition, and current economic conditions. If the financial condition of our vendors were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Our actual receivable write-offs have not varied significantly from our estimates.

We estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current taxes and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets, and changes in estimates of current taxes and valuation allowances could be significant.

New Accounting Standards

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers. EITF Issue 03-10 provides guidance on the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in our first fiscal quarter ending May 1, 2004. The adoption of EITF Issue 03-10 will result in certain vendors’ sales incentives being reflected as a reduction of both net sales and cost of sales and occupancy costs and will have no effect on our earnings or balance sheet. The effect of adopting EITF Issue 03-10 in fiscal 2003 would have resulted in the reclassification of approximately $43 million in vendor reimbursements from net sales to a reduction of cost of sales and occupancy costs. Fiscal 2003 financial statements presented for comparative purposes in fiscal 2004 will be reclassified to comply with EITF Issue 03-10.

Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and a revised interpretation of FIN 46, or FIN 46R, was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have no interest in any entities we believe are variable interest entities for which we are the primary beneficiary. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46 through the end of fiscal 2003. We are required to adopt the provisions of FIN 46R for those arrangements in the first quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46R in the first quarter of fiscal 2004. We have no interest in any entities we believe are variable interest entities for which we are the primary beneficiary, and we do not believe that the adoption of FIN 46R will have a material impact on our consolidated financial position or results of operations.

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

All of the $140.8 million in debt under our senior credit facility as of January 31, 2004 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rates at January 31, 2004 would increase net interest expense by approximately $0.2 million on an annual basis, and would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at January 31, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 15(a) of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

1.    The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

2.    Financial Statement Schedules

None.

3.    Exhibits

The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K.

On December 22, 2003, we filed a report on Form 8-K with respect to a tender offer for up to $50,000,000 aggregate principal amount of our outstanding 10.75% Senior Subordinated Notes due 2011.

On January 23, 2004, we filed a report on Form 8-K with respect to the results of our tender offer for up to $50,000,000 aggregate principal amount of our outstanding 10.75% Senior Subordinated Notes due 2011.

(c)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of PETCO Animal Supplies, Inc.

3.2(1)	Amended and Restated Bylaws of PETCO Animal Supplies, Inc.

4.1(2)	Indenture, dated as of October 26, 2001, by and among PETCO, certain subsidiaries of PETCO and U.S. Bank N.A., as trustee.

4.2(2)	Exchange and Registration Rights Agreement, dated as of October 26, 2001, by and between PETCO, certain subsidiaries of PETCO and Goldman Sachs & Co., as initial purchaser.

4.3(3)	Form of Specimen Common Stock Certificate.

4.4(2)	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO and certain stockholders of PETCO.

4.5(2)	Amended and Restated Securityholders Agreement, dated as of February 19, 2002, by and among PETCO and certain securityholders of PETCO.

10.1(2)	Form of Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto, as amended.

10.2(4)	Second Amendment dated as of July 31, 2002 to Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto.

Exhibit Number	Exhibit Description
10.3(7)	Third Amendment dated as of February 3, 2003 to Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto.

10.4(2)	Distribution Center Lease, dated as of February 20, 1998, by and between PETCO and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois.

10.5(2)	Distribution Center Lease, dated as of November 24, 1997, by and between PETCO and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California.

10.6(2)	Management Services Agreement, dated as of October, 2, 2000, by and among PETCO, Leonard Green & Partners, L.P. and TPG GenPar III, L.P.

10.7(2)	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO and Brian K. Devine.

10.8(2)	Employment Agreement, dated as of October 2, 2000, by and between PETCO and Bruce C. Hall.

10.9(2)	Employment Agreement, dated as of October 2, 2000, by and between PETCO and James M. Myers.

10.10(2)	Form of Indemnification Agreement between PETCO and certain officers and directors.

10.11(2)	Form of Retention Agreement for executive officers.

10.12(2)	Form of Retention Agreement for non-executive officers.

10.13(5)	PETCO Animal Supplies 401(k) plan.

10.14(2)	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998.

10.15(2)	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000.

10.16(2)	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement.

10.17(2)	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement.

10.18(2)	Form of PETCO Animal Supplies, Inc. Restricted Stock Agreement.

10.19(2)	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO and BD Recapitalization Corp.

10.20(2)	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO and BD Recapitalization Corp.

10.21(2)	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California.

10.22(2)	PETCO Animal Supplies Deferred Compensation Plan.

10.23(2)	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.

10.24(3)	Consulting Agreement, effective as of November 29, 2001, by and between PETCO and Brian K. Devine.

10.25(3)	Supplemental Executive Retirement Program, effective as of November 29, 2001, by and between PETCO and Brian K. Devine.

10.26(6)	Distribution Center Lease, dated as of May 30, 2002, by and between PETCO and South Middlesex Development Company, LLC for 24 Englehard drive, Monroe, New Jersey.

Exhibit Number	Exhibit Description

10.27(8)	Fourth Amendment to Amended and Restated Credit Agreement.

10.28(8)	Fifth Amendment to Amended and Restated Credit Agreement.

21.1(2)	Subsidiaries of PETCO.

23.1*	Consent of KPMG LLP, Independent Auditors.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

*	Filed herewith
(1)	Incorporated by reference to PETCO’s Registration Statement on Form S-4, as amended (File No. 333-84474).
(2)	Incorporated by reference to PETCO’s Registration Statement on Form S-1, as amended (File No. 333-75830).
(3)	Incorporated by reference to PETCO’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended.
(4)	Incorporated by reference to PETCO’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002.
(5)	Incorporated by reference to PETCO’s Registrations Statement on Form S-8 (File No. 333-100397).
(6)	Incorporated by reference to PETCO’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002.
(7)	Incorporated by reference to PETCO’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003, as amended.
(8)	Incorporated by reference to PETCO’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003.

(d)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.

By:	/s/ JAMES M. MYERS

James M. Myers Chief Executive Officer

By:	/s/ RODNEY CARTER

Rodney Carter Senior Vice President and Chief Financial Officer

Date: April 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN K. DEVINE Brian K. Devine	Chairman of the Board	April 5, 2004

/s/ JAMES M. MYERS James M. Myers	Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2004

/s/ RODNEY CARTER Rodney Carter	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2004

/s/ JOHN M. BAUMER John M. Baumer	Director	April 5, 2004

/s/ JONATHAN COSLET Jonathan Coslet	Director	April 5, 2004

/s/ JOHN G. DANHAKL John G. Danhakl	Director	April 5, 2004

/s/ JULIAN C. DAY Julian C. Day	Director	April 5, 2004

/s/ CHARLES W. DUDDLES Charles W. Duddles	Director	April 5, 2004

/s/ ARTHUR B. LAFFER Arthur B. Laffer	Director	April 5, 2004

/s/ WILLIAM S. PRICE III William S. Price III	Director	April 5, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

PETCO Animal Supplies, Inc.:

We have audited the accompanying consolidated balance sheets of PETCO Animal Supplies, Inc. and subsidiaries as of February 1, 2003 and January 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PETCO Animal Supplies, Inc. and subsidiaries as of February 1, 2003 and January 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(f) to the consolidated financial statements, the Company adopted Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, and accordingly, changed its method of accounting for vendor consideration in 2003. Also as discussed in Note 1(u) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and accordingly, changed its method of accounting for gains and losses from the extinguishment of debt in 2003. Also as discussed in Note 1(j) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

San Diego, California

March 8, 2004

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	February 1, 2003	January 31, 2004
ASSETS (note 3)
Current assets:
Cash and cash equivalents	$108,937	$62,201
Receivables	14,303	12,514
Inventories	138,410	139,513
Deferred tax assets (note 9)	14,492	12,047
Other	7,459	12,907

Total current assets	283,601	239,182

Fixed assets (note 5):
Land and buildings	5,796	23,849
Equipment	173,048	202,268
Furniture and fixtures	92,768	111,207
Leasehold improvements	166,129	183,179

	437,741	520,503
Less accumulated depreciation and amortization	(219,299)	(264,156)

	218,442	256,347
Debt issuance costs	5,724	4,251
Goodwill	40,644	40,289
Other assets	6,444	11,793

	$554,855	$551,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61,308	$63,773
Accrued expenses	65,091	67,260
Accrued salaries and employee benefits	41,740	57,223
Current portion of long-term debt (note 3)	2,000	1,420
Current portion of capital lease and other obligations (note 5)	411	500

Total current liabilities	170,550	190,176
Long-term debt, excluding current portion (note 3)	190,500	139,370
Senior subordinated notes payable (note 4)	170,000	120,000
Capital lease and other obligations, excluding current portion (note 5)	2,630	2,108
Deferred tax liability (note 9)	13,268	26,919
Deferred rent and other liabilities	18,990	20,156

Total liabilities	565,938	498,729

Stockholders’ equity (deficit) (notes 6, 7 and 8):
Preferred stock, $.01 par value, 5,000 shares authorized and no shares issued and outstanding at February 1, 2003 and January 31, 2004	—	—
Common stock, $.001 par value, 250,000 shares authorized and 57,373 and 57,458 shares issued and outstanding at February 1, 2003 and January 31, 2004, respectively	57	57
Additional paid-in capital	65,179	66,105
Accumulated deficit	(76,319)	(13,029)

Total stockholders’ equity (deficit)	(11,083)	53,133

Commitments and contingencies (notes 3, 4, 5 and 12)
	$554,855	$551,862

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Net sales	$1,300,949	$1,476,634	$1,654,138
Cost of sales and occupancy costs	909,186	1,016,249	1,104,649

Gross profit	391,763	460,385	549,489
Selling, general and administrative expenses	304,967	343,752	411,816
Management fees and termination costs (note 11)	3,120	12,760	—
Stock-based compensation and other costs	14,350	8,388	—
Litigation settlement	—	3,497	—
Write-off of Canadian investment (note 2)	37,035	—	—
Other	445	—	—

Operating income	31,846	91,988	137,673
Interest income	(612)	(801)	(1,389)
Interest expense	41,449	33,467	27,504
Debt retirement costs	20,830	3,336	12,189

Earnings (loss) before equity in loss of unconsolidated affiliate and income taxes	(29,821)	55,986	99,369
Equity in loss of unconsolidated affiliate (note 2)	(3,083)	—	—

Earnings (loss) before income taxes	(32,904)	55,986	99,369
Income taxes (benefit) (note 9)	(10,103)	23,845	34,656

Net earnings (loss)	(22,801)	32,141	64,713
Increase in carrying amount and premium on redemption of preferred stock	(27,745)	(20,487)	—

Net earnings (loss) available to common stockholders	$(50,546)	$11,654	$64,713

Basic earnings (loss) per common share	$(1.32)	$0.21	$1.13

Diluted earnings (loss) per common share	$(1.32)	$0.20	$1.11

Shares used for computing basic earnings (loss) per share	38,429	56,094	57,422

Shares used for computing diluted earnings (loss) per share	38,429	56,906	58,299

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount
Balances at February 3, 2001	38,194	$38	$(182,786)	$—	$(85,659)	$—	$(268,407)
Exercise of options	923	1	123	—	—	—	124
Stock-based compensation	—	—	23,934	(9,288)	—	—	14,646
Amortization of deferred compensation	—	—	—	849	—	—	849
Notes receivable from stockholders for exercise of options	—	—	(906)	—	—	—	(906)
Accretion of redeemable preferred stock	—	—	(27,745)	—	—	—	(27,745)
Unrealized loss on hedge	—	—	—	—	—	(1,467)	(1,467)
Net loss	—	—	—	—	(22,801)	—	(22,801)

Balances at February 2, 2002	39,117	$39	$(187,380)	$(8,439)	$(108,460)	$(1,467)	$(305,707)
Exercise of options	639	1	651	—	—	—	652
Issuance of common stock	15,500	15	272,496	—	—	—	272,511
Exercise of warrants	2,132	2	(2)	—	—	—	—
Retirement of stock	(15)	—	(19)	—	—	—	(19)
Amortization of deferred compensation (net)	—	—	(290)	8,439	—	—	8,149
Payments on notes receivable from stockholders for exercise of options	—	—	210	—	—	—	210
Accretion and premium on redemption of redeemable preferred stock	—	—	(20,487)	—	—	—	(20,487)
Unrealized gain on hedge	—	—	—	—	—	1,467	1,467
Net earnings	—	—	—	—	32,141	—	32,141

Balances at February 1, 2003	57,373	$57	$65,179	$—	$(76,319)	$—	$(11,083)
Exercise of options	85	—	91	—	—	—	91
Payments on notes receivable from stockholders for exercise of options	—	—	253	—	—	—	253
Tax benefit from exercise of options	—	—	582	—	—	—	582
Costs of common stock issued by stockholders	—	—	—	—	(1,423)	—	(1,423)
Net earnings	—	—	—	—	64,713	—	64,713

Balances at January 31, 2004	57,458	$57	$66,105	$—	$(13,029)	$—	$53,133

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Cash flows from operating activities:
Net earnings (loss)	$(22,801)	$32,141	$64,713
Depreciation and amortization	49,449	50,526	58,780
Amortization of debt issuance costs	2,245	1,413	1,461
Provision for deferred and other taxes	(10,982)	18,342	16,678
Equity in loss of unconsolidated affiliate	3,083	—	—
Stock-based compensation	17,351	8,651	—
Non-cash write-off of investment in affiliate	26,093	—	—
Non-cash write-off of debt discount and debt issuance costs	12,430	186	1,790
Changes in assets and liabilities:
Receivables	(1,383)	(4,609)	1,789
Inventories	(6,787)	(9,419)	(1,103)
Other assets	(843)	699	(7,014)
Accounts payable	6,712	9,085	2,465
Accrued expenses	(2,243)	17,642	1,026
Accrued salaries and employee benefits	9,430	8,797	15,483
Deferred rent	(1,995)	72	863

Net cash provided by operating activities	79,759	133,526	156,931

Cash flows from investing activities:
Additions to fixed assets	(56,235)	(56,209)	(95,870)
Investment in affiliate	(9,728)	—	—
Acquisitions of intangible assets	—	—	(3,087)
Net (loans) repayments to/from employees	(906)	210	253
Repayment of loan to affiliate	6,545	—	—

Net cash used in investing activities	(60,324)	(55,999)	(98,704)

Cash flows from financing activities:
Borrowings under long-term debt agreements	215,650	—	—
Repayment of long-term debt agreements	(210,150)	(32,000)	(101,710)
Debt issuance costs	(1,210)	(1,465)	(1,488)
Repayment of capital lease and other obligations	(5,678)	(4,715)	(433)
Net proceeds from the issuance of common stock	124	273,144	91
Repayment of redeemable preferred stock	—	(239,769)	—
Costs of common stock issued by stockholders	—	—	(1,423)

Net cash used in financing activities	(1,264)	(4,805)	(104,963)

Net increase (decrease) in cash and cash equivalents	18,171	72,722	(46,736)
Cash and cash equivalents at beginning of year	18,044	36,215	108,937

Cash and cash equivalents at end of year	$36,215	$108,937	$62,201

Supplemental cash flow disclosures:
Interest paid on debt	$42,989	$32,884	$27,308
Income taxes paid	$2,673	$1,390	$21,888
Supplemental disclosure of non-cash investing and financing activities:
Additions to capital leases	$—	$1,101	$—

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

1. Summary of Significant Accounting Policies

(a) Description of Business:

PETCO Animal Supplies, Inc. (the “Company” or “PETCO”), a Delaware corporation, is a national specialty retailer of premium pet food, supplies and services with stores in 43 states and the District of Columbia.

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

(c) Common Stock Split:

Prior to the completion of the Company’s initial public offering on February 27, 2002, the Company effected a 2-for-1 stock split of its common stock. All share information in the consolidated financial statements has been retroactively restated to reflect the stock split for all periods presented.

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

(f) Vendor Rebates and Allowances:

The Company adopted Emerging Issues Task Force, or EITF, Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, during the first quarter of fiscal 2003. EITF Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002, do not allow for prior period reclassification, and require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of selling, general and administrative expenses. In fiscal 2003 as a result of the adoption of EITF Issue 02-16, substantially all vendor support, including cooperative advertising support, was initially deferred as a reduction of the cost of inventory purchased from each vendor, and the support was recognized as a reduction of cost of sales as the related inventory was sold. For fiscal 2003, the adoption of EITF Issue 02-16 resulted in the reclassification of $24.2 million of vendor consideration from an offset to selling, general and administrative expenses to a $17.7 million reduction of cost of sales and a $6.5 million deferral, reducing inventory, which will be recognized as a reduction of cost of sales in future periods.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

Most of the Company’s receivables are due from vendors. Receivables are stated net of an allowance for doubtful accounts for estimated losses resulting from the inability to collect these receivables, which is determined by continually evaluating individual receivables, the vendor’s financial condition, and current economic conditions. The allowance for doubtful accounts was $1,308 and $1,597 at February 1, 2003 and January 31, 2004, respectively.

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers. EITF Issue 03-10 provides guidance on the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first fiscal quarter ending May 1, 2004. The adoption of EITF Issue 03-10 will result in certain vendors’ sales incentives being reflected as a reduction of both net sales and cost of sales and occupancy costs and will have no effect on the Company’s earnings or balance sheet. Fiscal 2003 financial statements presented for comparative purposes in fiscal 2004 will be reclassified to comply with EITF Issue 03-10.

(g) Inventories:

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. The Company assesses its inventory for estimated obsolescence or unmarketable inventory and writes down the difference between the cost of inventory and the estimated market value based upon historical write-downs and assumptions about future sales and supply on-hand.

(h) Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	30 years
Equipment	3 to 7 years
Furniture and fixtures	4 to 7 years
Leasehold and building improvements	10 years

(i) Debt Issuance Costs:

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt. Accumulated amortization for debt issuance costs at February 1, 2003 and January 31, 2004 was $2,958 and $4,419, respectively.

(j) Goodwill and Long-Lived Assets:

Goodwill represents the excess of the cost of acquired businesses over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Through February 2, 2002, goodwill was amortized on a straight-line basis over useful lives ranging from three to fifteen years. As a result of the adoption

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, on February 3, 2002, the Company ceased amortizing goodwill. During the second quarter of 2002, the Company completed the transitional impairment analysis of the goodwill required under SFAS No. 142 and recorded an impairment charge of $284. In connection with this analysis, all remaining goodwill was allocated to the individual stores in operation at the time of acquisition. The Company performs its required annual impairment test during the second quarter of each year, and performs additional impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable at the store level. Impairment charges are recorded for any store with allocated goodwill in excess of its fair value, which is calculated based on the present value of estimated future net cash flows. Impairment charges were not significant in either fiscal 2002 or 2003.

Non-compete agreements, which comprise substantially all of the Company’s other intangible assets, have defined lives and are included in other long-term assets in the accompanying consolidated balance sheets. Non-compete agreements had a carrying value of $273 and $2,817 and accumulated amortization of $1,757 and $920 at February 1, 2003 and January 31, 2004, respectively. Non-compete agreements are amortized using the straight-line method over their estimated useful lives of two and five years.

The effect of the adoption of SFAS No. 142 on the reported net earnings (loss) for the periods presented is as follows:

	Years Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Net earnings (loss) available to common stockholders as reported	$(50,546)	$11,654	$64,713
Add back amortization of goodwill, net of tax	3,045	—	—

Net earnings (loss) available to common stockholders as adjusted	$(47,501)	$11,654	$64,713

Basic net earnings (loss) per common share:
Net earnings (loss) as reported	$(1.32)	$0.21	$1.13
Add back amortization of goodwill	0.08	—	—

Net earnings (loss) as adjusted	$(1.24)	$0.21	$1.13

Diluted net earnings (loss) per common share:
Net earnings (loss) as reported	$(1.32)	$0.20	$1.11
Add back amortization of goodwill	0.08	—	—

Net earnings (loss) as adjusted	$(1.24)	$0.20	$1.11

In addition, the Company periodically assesses its other long-lived assets, primarily fixed assets, for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows expected to be generated by an asset (or group of assets) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Impairment assessments of long-lived assets resulted in write-downs of fixed assets of $858, $150 and $736 during fiscal 2001, 2002 and 2003, respectively. These write-downs relate to store fixtures, equipment and leasehold improvements for planned store closures and are recorded in cost of sales and occupancy costs in the accompanying statements of operations.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

(k) Accrued Expenses:

Accrued expenses consisted of the following at the balance sheet dates:

	February 1, 2003	January 31, 2004
Accrued insurance	$7,120	$9,852
Accrued income taxes	10,691	6,786
Accrued sales taxes payable	12,227	13,687
Other accrued expenses	35,053	36,935

	$65,091	$67,260

(l) Self-Insurance Accrual:

The Company maintains an accrual for self-insured workers compensation costs, which is classified in accrued salaries and employee benefits in the accompanying consolidated balance sheets. The Company determines the adequacy of these accruals by periodically evaluating historical experience and trends related to workers compensation claims and payments, information provided by the Company’s insurance broker, and industry experience and trends. All estimates of ultimate loss and loss adjustment expense, and resulting reserves, are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the occurrence of an accident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. At February 1, 2003 and January 31, 2004, the Company’s accrual for workers compensation costs was $15,135 and $26,472, respectively.

(m) Store Closing Costs:

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, for exit or disposal activities initiated after December 31, 2002. In accordance with SFAS No. 146, all costs associated with exit or disposal activities are recognized when they are incurred or when the Company ceases using a property. Prior to the adoption of this standard, the Company charged costs associated with store closures to operations upon commitment to close a store within 12 months of the date of commitment. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net of expected sub-lease income. Store closing costs are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, and are recorded in cost of sales and occupancy costs in the accompanying statements of operations. For fiscal 2001, 2002 and 2003, store closing costs charged to operations were $260, $2,109 and a net credit of $322, respectively. Total accrued store closing costs were $2,702 and $1,052 as of February 1, 2003 and January 31, 2004, respectively, and are included in accrued expenses (short-term portion) and deferred rent and other liabilities (long-term portion).

(n) Fair Value of Financial Instruments:

Because of their short maturities, the carrying amounts for cash and cash equivalents, receivables, accounts payable, accrued expenses, and accrued salaries and employee benefits approximate fair value. The estimated fair value of the senior subordinated notes was approximately $140 million at January 31, 2004, based upon prices recently paid for these instruments. The carrying amounts for long-term debt and other obligations approximate fair value as the interest rates and terms are substantially similar to those that could be obtained currently for similar instruments.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

(o) Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are recorded against net deferred tax assets when it is considered more likely than not that some portion or all of a deferred tax asset may not be recoverable.

(p) Derivative Instruments and Hedging Activities:

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet. In December 2000, the Company entered into a $75.0 million interest rate collar agreement, or hedge, to limit its exposure to the interest rate risk associated with variable rate debt. During fiscal 2001, the Company recorded $1,467, net of tax benefit of $868, to other comprehensive loss related to the decline in fair value of the derivative. During fiscal 2002, the Company recorded $1,467, net of tax expense of $868, to other comprehensive income related to the increase in fair value of the derivative. The hedge expired in December 2002.

(q) Stock-Based Compensation:

The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and recognizes compensation expense if the current market price of the underlying stock exceeds the exercise price on the date of grant.

Had compensation costs for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings (loss) would have been as reflected in the following table. The weighted average fair value of the options granted during fiscal 2001, 2002 and 2003 was estimated as $0.56, $8.76 and $7.41, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 57.5%, 44.3% and 44.3% for fiscal 2001, 2002 and 2003, respectively, risk-free interest rate of 3.7% for fiscal 2001, rates ranging from 2.6% to 4.3% for fiscal 2002, and 3.0% for fiscal 2003, and an expected life of three years for fiscal 2001 and five years for fiscal 2002 and 2003.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

	Years Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Net earnings (loss) available to common stockholders	$(50,546)	$11,654	$64,713
Stock-based compensation recorded using the intrinsic value method, net of tax	10,584	5,277	—

Net earnings (loss) before stock-based compensation	(39,962)	16,931	64,713
Stock-based compensation using the fair value method, net of tax	2,045	5,509	2,350

Pro-forma net earnings (loss) available to common stockholders	(42,007)	11,422	62,363

Pro-forma basic earnings (loss) per common share	(1.09)	0.20	1.09
Pro-forma diluted earnings (loss) per common share	(1.09)	0.20	1.07

In connection with fixed plan stock option awards granted to employees in fiscal 2001, the Company recorded deferred compensation of $9,288 equal to the aggregate differences between the exercise prices of the options granted and the fair value of the underlying stock. Deferred compensation was amortized over the vesting periods of the options. During fiscal 2001 and fiscal 2002, the Company recorded amortization in the amount of $849 and $8,439, respectively. For variable plan options, the Company recorded stock-based compensation of $16,502 during fiscal 2001 based on changes in the fair value of the underlying stock. In connection with the Company’s initial public offering of its common stock in fiscal 2002 (see Note 7), all outstanding options prior to the initial public offering were modified and became fully vested. Total stock-based compensation for fiscal 2001 was $17,351 and is recorded in cost of sales and occupancy costs and stock-based compensation and other costs in the amounts of $3,001 and $14,350, respectively, in the accompanying consolidated statements of operations. Total stock-based compensation for fiscal 2002 was $8,651 and is recorded in cost of sales and occupancy costs and stock-based compensation and other costs in the amounts of $1,460 and $7,191, respectively, in the accompanying consolidated statements of operations. See Note 8 for a summary of stock options outstanding.

(r) Comprehensive Income:

SFAS No. 130, Reporting Comprehensive Income, requires that certain items of comprehensive income other than net earnings or loss be reported in the financial statements. During fiscal 2001, the Company recorded $1,467, net of tax benefit of $868, to other comprehensive loss related to the decline in fair value of the Company’s interest rate hedge. During fiscal 2002, the Company recorded $1,467, net of tax expense of $868, to other comprehensive income related to the increase in fair value of the Company’s interest rate hedge, which expired in December 2002.

(s) Revenue Recognition:

Revenue from sales of the Company’s products is recognized at the point of sale for retail stores. For merchandise shipped to customers, revenue, including outbound shipping charges, is recognized and title and risk of loss pass at the time of shipment. Revenue from pet grooming, training and other services is recognized when services are performed.

(t) Pre-opening Costs:

Costs incurred in connection with opening new stores are expensed as incurred and are recorded in selling, general and administrative expenses. Such costs include advertising, hiring and training costs for new employees, and stocking initial merchandise.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

(u) Debt Retirement Costs:

Debt retirement costs consist of prepayment premiums, prepayment penalties, the write off of unamortized debt discounts and debt issuance costs, and legal and closing costs associated with the extinguishment of debt. In fiscal 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Upon the adoption of SFAS No. 145, the Company reclassified the fiscal 2001 and 2002 debt retirement costs from extraordinary losses on debt extinguishment to expenses from recurring operations in the accompanying consolidated statements of operations.

(v) Net Earnings (Loss) per Share:

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of potentially issuable common stock.

Net earnings (loss) and weighted average common shares used to compute net earnings (loss) per common share, basic and diluted, are presented below:

	Years Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Net earnings (loss) available to common stockholders	$(50,546)	$11,654	$64,713

Common shares, basic	38,429	56,094	57,422
Dilutive effect of stock options	—	812	877

Common shares, diluted	38,429	56,906	58,299

Warrants to purchase 2,132 shares of common stock were outstanding at February 2, 2002, but were not included in the computation of diluted earnings (loss) per common share because the conversion would have an antidilutive effect on diluted earnings (loss) per common share. Options to purchase common shares that were outstanding but not included in the computation of diluted earnings (loss) per common share because the conversion would have an antidilutive effect were 1,355, 46 and 7 for fiscal 2001, 2002 and 2003, respectively.

(w) Segment Reporting:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s stores are aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

(x) Future Accounting Requirements:

As discussed in Note 1(f), the Company will adopt EITF Issue 03-10 beginning in the Company’s first fiscal quarter ending May 1, 2004.

Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and a revised interpretation of FIN 46, or FIN 46R, was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has no interest in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of fiscal 2003. The Company is required to adopt the provisions of FIN 46R for those arrangements in the first quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46R in the first quarter of fiscal 2004. The Company has no interest in any entities it believes are variable interest entities for which the Company is the primary beneficiary and does not believe that the adoption of FIN 46R will have a material impact on its consolidated financial position or results of operations.

(y) Reclassifications:

Certain previously reported amounts have been reclassified to conform with the current period presentation.

2. Investment in Affiliate

The Company had a 72% limited partnership interest in Canadian Petcetera Limited Partnership (the “Partnership”), a limited partnership that operated retail pet food and supply stores in Canada. On January 28, 2002, the Company terminated its relationship with the Partnership and entered into a settlement agreement in connection with the resolution of a dispute with the other partners in the Partnership. In connection with the settlement agreement, the Company transferred all of its limited partnership interest in the Partnership to an affiliate of the general partner and paid a settlement fee of $10.3 million. In conjunction with the termination of its relationship with the Partnership, the Company also recorded a write-off of $26.7 million in fiscal 2001, consisting of $26.1 million in carrying value of its investment in the Partnership and $0.6 million of related assets. The Company accounted for its investment in the Partnership using the equity method as it did not exercise control over the Partnership and recorded its proportionate share of earnings or loss according to the partnership agreement. The Company recorded a loss of $3,083 in fiscal 2001 for its share of the Partnership’s losses, which is included in equity in loss of unconsolidated affiliate in the accompanying consolidated statements of operations.

3. Long-Term Debt

In October 2000, the Company obtained senior credit facilities consisting of $270 million in term loans and an $80 million revolving credit facility. In October 2001, the Company amended its senior credit facility to reduce the revolving credit facility to $75 million and to restructure the term loans into a single $195 million term loan. In connection with the amendment in fiscal 2001, the Company recorded debt retirement costs of $1,295, consisting of the write-off of unamortized debt issuance costs. In August 2002, the Company refinanced

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

its term loan facility so that the senior credit facility consisted of a $75 million revolving credit facility and a $193.5 million term loan facility, for a total commitment of $268.5 million. On August 1, 2003, the Company made an early repayment of $50.0 million on the term loan from operating cash flows, incurring debt retirement costs of $1,572 related to the write off of unamortized debt issuance costs. In connection with the repayment, the Company entered into an amendment of the senior credit facility that resulted in an immediate interest rate reduction of 0.5% on the term loan and more favorable credit terms.

At January 31, 2004, the senior credit facility consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. The senior credit facilities expire between October 2, 2006 and October 2, 2008. Borrowings under the senior credit facility are secured by substantially all of the Company’s assets and bear interest (1) in the case of the revolving credit facility, at the Company’s option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the Company’s leverage ratio at the time, and (2) in the case of the term loan, at the Company’s option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. Amounts can be withdrawn under the revolving credit facility for general business purposes. The Company incurs a fee of 2.0% on letters of credit issued under the revolving credit facility and a fee of 0.5% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The Company also incurs a fee of $150 per year for the entire credit facility. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth.

At January 31, 2004, the Company was in full compliance with all of the covenants, and the outstanding balance of the Company’s term loan facility was $140.8 million, including a current portion of $1.4 million. In addition, there were no borrowings on the Company’s revolving credit facility at January 31, 2004, which has $55.0 million of available credit. The interest rate at January 31, 2004 on the borrowings under the term loan facility was 3.67%. Annual maturities of the long-term debt are $1,420, $1,420, $1,420, $34,931 and $101,599 in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

At January 31, 2004, the Company had outstanding $20.0 million in letters of credit used for general business purposes, which reduce the availability under the revolving credit facility.

4. Senior Subordinated Notes

At February 3, 2001, the Company had $120 million in principal amount of senior subordinated notes maturing on October 1, 2010. Interest on the senior subordinated notes accrued at a rate of 13% per annum. In connection with the issuance of the senior subordinated notes, the purchaser received series A and series B redeemable preferred stock, with a fair value of $9,421, and warrants for the purchase of 2,132 shares of common stock of the Company at an exercise price of $0.001 per share, with a fair value of $1,066. The fair value of the preferred stock and warrants was reflected as a discount to the senior subordinated notes and was being amortized to interest expense over ten years. The warrants were exercised in connection with the Company’s initial public offering (see Note 7). In October 2001, these senior subordinated notes were redeemed in full and the Company recorded debt retirement costs totaling $19,535, consisting of a $8,400 prepayment penalty, the write-off of $1,677 in unamortized debt issuance costs and the write-off of $9,458 in unamortized debt discount.

In October 2001, the Company issued $200 million in principal amount of senior subordinated notes maturing on November 1, 2011. Interest on the senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually. The Company may redeem the senior subordinated notes at its option at any time after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

In March 2002, the Company repurchased $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes, and the Company recorded debt retirement costs totaling $3,336, consisting of a $3,150 prepayment premium and the write-off of $186 in unamortized debt issuance costs. In January 2004, the Company repurchased $50.0 million in aggregate principal amount of its 10.75% senior subordinated notes. The Company recorded debt retirement costs totaling $10,617, consisting of a $10.0 million prepayment premium and the write-off of unamortized debt issuance costs, legal fees and closing fees totaling $617.

5. Lease Commitments and Other Obligations

The Company has $1,101 in fixed assets financed through capital leases at February 1, 2003 and January 31, 2004. Accumulated amortization related to these financed assets was $87 and $454 at February 1, 2003 and January 31, 2004, respectively.

The Company leases warehouse and store facilities and equipment under operating leases. These operating leases generally have terms from five to twenty years. Certain store leases include additional contingent rental payments ranging from 2% to 6% of store revenues above defined levels. Contingent rentals during fiscal 2001, 2002 and 2003 were $86, $143 and $156, respectively.

At January 31, 2004, future minimum lease payments under noncancelable operating leases and capital leases and other obligations were as follows:

Years	Capital Leases and Other Obligations	Operating Leases
2004	$522	$155,793
2005	387	148,889
2006	1,756	137,580
2007	—	125,685
2008	—	117,147
Thereafter	—	448,565

Total minimum payments	$2,665	$1,133,659

Less amount representing interest	57

Present value of net minimum capital lease and other obligations	2,608
Less current portion of capital lease and other obligations	500

Capital lease and other obligations, excluding current portion	$2,108

Rent expense under operating leases, which is recorded on a straight-line basis over the term of the lease, for fiscal 2001, 2002 and 2003 was $115,906, $129,804 and $145,129, respectively.

6. Preferred Stock

The authorized number of shares of preferred stock at February 1, 2003 and January 31, 2004 was 5,000 with a par value of $.01 per share. During fiscal 2000, the Board of Directors authorized the issuance of two series of redeemable preferred stock. In October 2000, the Company issued 111 shares of its series A senior redeemable exchangeable cumulative preferred stock and also issued 78 shares of its series B junior redeemable cumulative preferred stock. The Company redeemed, in full, all of the outstanding shares of series A and series B

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

preferred stock in connection with the initial public offering discussed in Note 7. The liquidation preferences at redemption, including accumulated dividends and a redemption premium of 6%, were $226.2 million and $13.6 million, respectively.

7. Public Offerings

On February 27, 2002, the Company completed an initial public offering of 14,500 shares of common stock for net proceeds of approximately $254.8 million, after deducting the underwriting discount and estimated offering expenses. On March 14, 2002, the Company received additional net proceeds of approximately $17.7 million from the sale of 1,000 additional shares of common stock pursuant to the exercise of the underwriters’ over-allotment option. The Company used approximately $239.8 million of the net proceeds of its initial public offering to redeem in full all of the Company’s then outstanding shares of series A and series B preferred stock. In connection with the initial public offering, the Company also amended and restated its stockholders agreement and its securityholders agreement, terminated its management services agreement and used approximately $32.7 million of the net proceeds of the initial public offering, plus approximately $1.8 million in cash on-hand, to repurchase $30.0 million in aggregate principal amount of its 10.75% senior subordinated notes due 2011 at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date. Concurrent with the initial public offering, warrants to purchase 2,132 shares of common stock were exercised and all outstanding options prior to the initial public offering became fully vested.

During fiscal 2003, certain selling stockholders sold a total of 12,230 shares of the Company’s common stock, pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. Offering expenses of $1,423 were recorded by the Company as a direct charge to accumulated deficit during fiscal 2003. The Company terminated the shelf registration statement on June 30, 2003.

8. Equity

(a) Common Stock:

The authorized number of common shares at February 3, 2001 was 50,000 with a par value of $0.001 per share. On February 21, 2002, the authorized number of common shares was increased to 75,000, and on February 27, 2002, the authorized number of common shares was increased to 250,000.

The senior credit facility and the indenture governing the senior subordinated notes limit the Company’s ability to pay dividends or make other distributions in respect of its common stock. In addition, the Delaware general corporation law provides that dividends are only payable out of surplus or current net profits.

(b) Stock Options:

In February 1994, the Company’s stockholders approved the 1994 Stock Option Plan (“1994 Company Plan”), which provides for the granting of stock options, stock appreciation rights or restricted stock with respect to shares of common stock to executives and other key employees. Stock options are exercisable for up to ten years following the date of grant. As of January 31, 2004, there were 570 options outstanding under the 1994 Company Plan, and no further grants will be made.

In February 2002, the Company’s board of directors and stockholders adopted the 2002 Incentive Award Plan (the “Incentive Plan”), which provides for the granting of stock-based compensation awards, including stock

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits to officers, employees, consultants and directors. Generally, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 1,115,006 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 2.0% of the total number of issued and outstanding shares of common stock outstanding as of the last day of the fiscal year immediately preceding such March 1. With respect to grants under the Incentive Plan to the Company’s independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 55,750 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 0.1% of the total number of issued and outstanding shares of common stock as of the last day of the fiscal year immediately preceding such March 1. At January 31, 2004, options to purchase 787 shares remained available for future grant under the Incentive Plan. All option grants under the Incentive Plan had an exercise price equal to the market price of the underlying common stock on the date of grant.

Information regarding the Company’s stock option plans is as follows:

	Shares	Option Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at February 3, 2001	1,451	$0.10-$0.50	$0.24
Granted	882	$0.50-$4.45	$1.33
Exercised	(923)	$0.10-$0.50	$0.13
Cancelled	(55)	$0.10-$0.10	$0.10

Outstanding at February 2, 2002	1,355	$0.10-$4.45	$1.03
Granted	680	$19.00-$25.09	$19.78
Exercised	(639)	$0.10-$4.45	$1.02
Cancelled	(127)	$0.50-$19.00	$10.28

Outstanding at February 1, 2003	1,269	$0.10-$25.09	$10.16
Granted	1,098	$16.85-$31.48	$17.39
Exercised	(85)	$0.10-$4.45	$1.11
Cancelled	(124)	$16.96-$21.79	$17.97

Outstanding at January 31, 2004	2,158	$0.10-$31.48	$13.76

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

(c) Stock Options Outstanding:

The following table summarizes information about the options outstanding under the Company’s stock option plans at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10-$0.50	158	6.84	$0.50	158	$0.50
0.61	336	7.56	0.61	336	0.61
4.45-16.85	79	7.99	4.92	79	4.92
16.96	982	9.11	16.96	—	—
19.00	448	8.06	19.00	15	19.00
20.56-31.48	155	8.81	24.86	36	22.87

$0.10-$31.48	2,158	8.42	$13.76	624	$2.85

See Note 1(q) for a discussion of the Company’s accounting for stock-based compensation expense.

9. Income Taxes

Income taxes (benefit) consists of the following:

	Years Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Current:
Federal	$(1,616)	$3,866	$14,205
State	(230)	2,003	4,355

	(1,846)	5,869	18,560

Deferred:
Federal	(7,135)	16,129	14,991
State	(1,122)	1,847	1,105

	(8,257)	17,976	16,096

Income taxes (benefit)	$(10,103)	$23,845	$34,656

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

A reconciliation of income taxes at the federal statutory rate of 35% with the provision for income taxes (benefit) follows:

	Years Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Income taxes at federal statutory rate	$(11,516)	$19,595	$34,779
Non-deductible expenses	2,735	1,957	270
State taxes, net of federal tax benefit	(879)	2,239	2,603
Change in federal valuation allowance	(153)	(4,542)	(580)
Net operating losses	—	4,844	(3,379)
Other	(290)	(248)	963

	$(10,103)	$23,845	$34,656

The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

	Years Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Inventory	$(409)	$904	$(2,200)
Bad debts	(33)	(63)	(107)
Deferred rent	(357)	(350)	(354)
Depreciation	(768)	6,944	8,824
Accrued expenses	—	9,453	219
Accrued fringe benefits	(2,979)	(5,545)	(3,889)
Intangible assets	(1,257)	2,055	1,997
Store closing costs	901	(102)	654
Assets related to Internet investment	(26)	(1,027)	825
Benefit of net operating loss carryforwards	(2,836)	8,923	6,984
Stock-based compensation	(1,217)	487	27
Debt issuance costs	1,150	121	129
Alternative minimum tax credit	(604)	179	3,663
Change in valuation allowance	(153)	(4,542)	(747)
Other	(535)	1,407	71

	$(9,123)	$18,844	$16,096

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets follow:

	February 1, 2003	January 31, 2004
Deferred tax assets:
Inventory	$3,077	$5,277
Bad debts	515	622
Deferred rent	5,837	6,191
Accrued fringe benefits	11,882	15,771
Store closing costs	1,064	410
Assets related to Internet investment	9,679	8,854
Net operating loss carryforwards	7,814	830
Stock-based compensation	730	703
Debt issuance costs	893	764
Alternative minimum tax credit	3,695	32

Total deferred tax assets	45,186	39,454
Valuation allowance	(9,550)	(8,803)

Net deferred tax assets	35,636	30,651

Deferred tax liabilities:
Depreciation	(22,549)	(31,373)
Intangible assets	(2,070)	(4,067)
Accrued expenses	(9,453)	(9,672)
Other	(340)	(411)

Total deferred tax liabilities	(34,412)	(45,523)

Net deferred tax assets (liabilities)	$1,224	$(14,872)

Deferred taxes are reflected in the accompanying consolidated balance sheets as follows:

	February 1, 2003	January 31, 2004
Current—Deferred tax assets	$14,492	$12,047
Long-term—Deferred tax liability	(13,268)	(26,919)

	$1,224	$(14,872)

The valuation allowance of $9,550 and $8,803 at February 1, 2003 and January 31, 2004, respectively, relates primarily to the capital loss arising from the Company’s divestiture of an Internet investment in fiscal 2000. The decrease in the valuation allowance at January 31, 2004 relates primarily to the reclassification and utilization of deferred tax assets on the balance sheet. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

At January 31, 2004, the Company has available net loss carryforwards of $15,560 for state income tax purposes, which begin expiring in 2005.

10. Employee Savings Plans

The Company has employee savings plans that permit eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company’s non-qualified deferred compensation plan. The Company matches 50% of the first 6% of compensation that is contributed by each participating employee to the plans. In connection with the required match, the Company’s contributions to the plans were $1,304 in fiscal 2001, $1,351 in fiscal 2002 and $1,364 in fiscal 2003.

11. Related Party Transactions

In October 2000, the Company entered into a management services agreement with two entities that were sponsors of the Company’s merger and recapitalization transaction and became the Company’s two largest common stockholders. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $3,120 and $260 in fiscal 2001 and 2002, respectively, to these two related parties. In February 2002, the Company terminated the management services agreement and paid a termination fee of $12.5 million that was recorded in fiscal 2002.

The Company issued 13% senior subordinated notes due October 2010 to a related party in fiscal 2000 and redeemed them in fiscal 2001 (see Note 4). The related party syndicated a portion of these senior subordinated notes. Interest expense incurred on the senior subordinated notes, primarily with the related party, including amortization of the associated discount, was $11,952 in fiscal 2001.

During fiscal 2000 and 2001, the Company made loans totaling $981 to a number of officers and other members of management to fund the exercise of vested stock options and to pay certain taxes in connection with the exercise of these options. The loans are evidenced by secured promissory notes that bear interest at rates ranging from 6.00% to 6.22%, compounded annually. As of February 1, 2003 and January 31, 2004, the total outstanding balance of these loans, including accrued interest, was $781 and $527, respectively. The remaining unpaid loans mature in fiscal 2004.

In February 2002, the Company redeemed all of the then outstanding shares of series A and B preferred stock, including approximately $110.8 million in preferred stock from each of the Company’s two largest common stockholders, each of whom has two representatives serving on the Company’s Board of Directors, and approximately $0.1 million in preferred stock from an individual director of the Company.

12. Contingencies

In July 2001, the Company received a copy of a complaint filed in the Superior Court of California for the County of Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. The purported class of plaintiffs alleged that the Company improperly classified its salaried store managers and assistant store managers as exempt employees not entitled to overtime pay for work in excess of 40 hours per week. The relief sought included compensatory damages, penalties, preliminary and permanent injunctions requiring the Company to pay overtime compensation under California law, prejudgment interest, costs and attorneys’ fees and such other relief as the court deemed proper. In November 2001, the case was transferred to the Superior Court of California for the County of San Diego. In December 2002, the Company announced its intention to settle all claims related to this lawsuit. While the Company denies the allegations underlying the

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

lawsuit, the Company agreed to the settlement to avoid possible disruption to its business from protracted litigation. In fiscal 2002, the Company recognized litigation settlement expense of $3.5 million for the settlement, which received final court approval on July 31, 2003.

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in the Company’s two San Francisco stores. The complaint, which has been subsequently transferred to the Santa Clara Superior Court, seeks damages, penalties and an injunction against the sale of companion animals in the Company’s San Francisco stores. The complaint and related news reports have caused negative publicity and subsequently certain other California counties have indicated that they are reviewing the Company’s animal care policies. The Company takes seriously any allegations regarding the proper care of companion animals and has taken steps to reiterate to all its associates the importance of proper care for all companion animals in all of the Company’s stores. The Company is responding to the complaint and is defending it vigorously. The complaint and any similar actions which could be filed in the future, could cause negative publicity which could have a material adverse effect on the Company’s results of operations.

The District Attorneys of various California counties, through the San Diego and Los Angeles District Attorneys, have informed the Company that they are investigating certain alleged weights and measures violations. The investigation specifically concerns whether checkout price scanners used in the Company’s stores identified prices that in some instances did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. No legal action has been filed against the Company with respect to this investigation. The Company is working cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, and does not believe that the outcome of the matter will have a material impact on the Company’s results of operations or financial condition in any future period. From time to time, the Company also receives inquiries or notices from other jurisdictions or regulatory authorities with respect to similar alleged weights and measures issues or violations, which the Company responds to in the ordinary course of business.

In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including the Company, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleges that the individual plaintiffs and the purported class members sought employment with the other retailers, or the Company, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. In December 2003, the court granted the Company’s request to dismiss the action due to certain defects regarding parties named in the initial complaint. Shortly thereafter, the three plaintiffs filed lawsuits against each retailer separately, but to date the Company has not been formally served with a complaint. Following formal receipt of the complaint, the Company intends to vigorously defend the action, and does not believe that the outcome of the matter will have a material impact on the Company’s results of operations or financial condition in any future period.

In October 2003, the Company was served with a Civil Investigative Demand from the United States Federal Trade Commission, or FTC, seeking information and documents relating to the Company’s e-commerce website, petco.com, and more particularly the Company’s policies and practices regarding the protection of personal information furnished by customers to the website. The request stems from an incident in late June 2003 in which a self-proclaimed hacker purportedly obtained unauthorized access to a portion of the Company’s website. The Company has cooperated with the FTC’s inquiry by providing documents and information, and has taken and is taking additional steps to insure that its e-commerce customers’ privacy is maintained. At the present

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 2, 2002, February 1, 2003 and January 31, 2004

time, the Company is unable to determine whether the FTC will initiate any enforcement action against the Company or the financial impact any such action might entail.

The Company has recorded accruals for estimated losses related to certain of the above matters. The Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such other litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

13. Supplemental Guarantor Condensed Consolidating Financial Statements

The Company has outstanding $120 million in principal amount of 10.75% senior subordinated notes due 2011 in which certain of its subsidiaries (the guarantor subsidiaries) serve as guarantors on a full and unconditional basis. Certain other subsidiaries (the nonguarantor subsidiaries) did not guarantee such debt.

The following tables present the condensed consolidating balance sheets of PETCO Animal Supplies, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of February 1, 2003 and January 31, 2004 and the related condensed consolidating statements of operations and of cash flows for each of the years in the three-year period ended January 31, 2004.

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$61,428	$773	$—	$—	$62,201
Receivables	78	12,436	—	—	12,514
Inventories	129,787	9,726	—	—	139,513
Deferred tax assets	12,047	—	—	—	12,047
Other	10,024	2,883	—	—	12,907

Total current assets	213,364	25,818	—	—	239,182
Fixed assets, net	234,118	22,229	—	—	256,347
Debt issuance costs	4,251	—	—	—	4,251
Goodwill	—	40,289	—	—	40,289
Intercompany investments and advances	266,219	70,176	—	(336,395)	—
Other assets	8,137	3,656	—	—	11,793

	$726,089	$162,168	$—	$(336,395)	$551,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(2,929)	$66,702	$—	$—	$63,773
Intercompany payables	251,372	(251,372)	—	—	—
Accrued expenses	58,548	8,712	—	—	67,260
Accrued salaries and employee benefits	56,167	1,056	—	—	57,223
Current portion of long-term debt	1,420	—	—	—	1,420
Current portion of capital lease and other obligations	500	—	—	—	500

Total current liabilities	365,078	(174,902)	—	—	190,176
Long-term debt, excluding current portion	139,370	—	—	—	139,370
Senior subordinated notes payable	120,000	—	—	—	120,000
Capital lease and other obligations, excluding current portion	2,108	—	—	—	2,108
Deferred tax liability	26,919	—	—	—	26,919
Deferred rent and other liabilities	19,481	675	—	—	20,156

Total liabilities	672,956	(174,227)	—	—	498,729
Stockholders’ equity	53,133	336,395	—	(336,395)	53,133

	$726,089	$162,168	$—	$(336,395)	$551,862

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the year ended February 2, 2002

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
Net sales	$1,194,022	$872,846	$—	$(765,919)	$1,300,949
Cost of sales and occupancy costs	851,978	736,078	—	(678,870)	909,186

Gross profit	342,044	136,768	—	(87,049)	391,763
Selling, general and administrative expenses	292,129	99,786	101	(87,049)	304,967
Management fees and termination costs	3,120	—	—	—	3,120
Stock-based compensation and other costs	14,350	—	—	—	14,350
Write-off of Canadian investment	8,942	—	28,093	—	37,035
Other	445	—	—	—	445

Operating income (loss)	23,058	36,982	(28,194)	—	31,846
Interest income	(612)	—	—	—	(612)
Interest expense	41,447	—	2	—	41,449
Debt retirement costs	20,830	—	—	—	20,830

Earnings (loss) before equity in loss of unconsolidated affiliate and income taxes	(38,607)	36,982	(28,196)	—	(29,821)
Equity in loss of unconsolidated affiliate	—	—	(3,083)	—	(3,083)

Earnings (loss) before income taxes	(38,607)	36,982	(31,279)	—	(32,904)
Income tax benefit	(10,103)	—	—	—	(10,103)

Earnings (loss) before equity in earnings of subsidiaries	(28,504)	36,982	(31,279)	—	(22,801)
Equity in earnings of subsidiaries	5,703	—	—	(5,703)	—

Net earnings (loss)	$(22,801)	$36,982	$(31,279)	$(5,703)	$(22,801)

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the year ended February 1, 2003

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
Net sales	$1,358,130	$966,906	$—	$(848,402)	$1,476,634
Cost of sales and occupancy costs	953,807	815,013	—	(752,571)	1,016,249

Gross profit	404,323	151,893	—	(95,831)	460,385
Selling, general and administrative expenses	332,433	107,150	—	(95,831)	343,752
Management fees and termination costs	12,760	—	—	—	12,760
Stock-based compensation and other costs	8,388	—	—	—	8,388
Litigation settlement	3,497	—	—	—	3,497

Operating income	47,245	44,743	—	—	91,988
Interest income	(801)	—	—	—	(801)
Interest expense	33,467	—	—	—	33,467
Debt retirement costs	3,336	—	—	—	3,336

Earnings before income taxes	11,243	44,743	—	—	55,986
Income taxes	23,845	—	—	—	23,845

Earnings (loss) before equity in earnings of subsidiaries	(12,602)	44,743	—	—	32,141
Equity in earnings of subsidiaries	44,743	—	—	(44,743)	—

Net earnings	$32,141	$44,743	$—	$(44,743)	$32,141

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF OPERATIONS

For the year ended January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. And Subsidiaries
Net sales	$1,529,931	$1,087,757	$—	$(963,550)	$1,654,138
Cost of sales and occupancy costs	1,055,513	884,572	—	(835,436)	1,104,649

Gross profit	474,418	203,185	—	(128,114)	549,489
Selling, general and administrative expenses	386,328	153,602	—	(128,114)	411,816

Operating income	88,090	49,583	—	—	137,673
Interest income	(1,389)	—	—	—	(1,389)
Interest expense	27,504	—	—	—	27,504
Debt retirement costs	12,189	—	—	—	12,189

Earnings before income taxes	49,786	49,583	—	—	99,369
Income taxes	34,656	—	—	—	34,656

Earnings before equity in earnings of subsidiaries	15,130	49,583	—	—	64,713
Equity in earnings of subsidiaries	49,583	—	—	(49,583)	—

Net earnings	$64,713	$49,583	$—	$(49,583)	$64,713

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF CASH FLOWS

For the year ended February 2, 2002

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings (loss)	$(22,801)	$36,982	$(31,279)	$(5,703)	$(22,801)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	89,746	(33,896)	41,007	5,703	102,560

Net cash provided by operating activities	66,945	3,086	9,728	—	79,759

Cash flows from investing activities:
Additions to fixed assets	(52,424)	(3,811)	—	—	(56,235)
Investment in affiliate	—	—	(9,728)	—	(9,728)
Loans to employees	(906)	—	—	—	(906)
Repayment of loan to affiliate	6,545	—	—	—	6,545

Net cash used in investing activities	(46,785)	(3,811)	(9,728)	—	(60,324)

Cash flows from financing activities:
Borrowings under long-term debt agreements	215,650	—	—	—	215,650
Repayment of long term debt agreements	(210,150)	—	—	—	(210,150)
Debt issuance costs	(1,210)	—	—	—	(1,210)
Repayments of capital lease and other obligations	(5,678)	—	—	—	(5,678)
Net proceeds from the issuance of common stock	124	—	—	—	124

Net cash used in financing activities	(1,264)	—	—	—	(1,264)

Net increase (decrease) in cash and cash equivalents	18,896	(725)	—	—	18,171
Cash and cash equivalents at beginning of year	17,104	940	—	—	18,044

Cash and cash equivalents at end of year	$36,000	$215	$—	$—	$36,215

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR

AND PARENT COMPANY STATEMENT OF CASH FLOWS

For the year ended February 1, 2003

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$32,141	$44,743	$—	$(44,743)	$32,141
Adjustments to reconcile net earnings to net cash provided by operating activities	97,555	(40,913)	—	44,743	101,385

Net cash provided by operating activities	129,696	3,830	—	—	133,526

Cash flows from investing activities:
Additions to fixed assets	(52,927)	(3,282)	—	—	(56,209)
Repayments of employee loans	210	—	—	—	210

Net cash used in investing activities	(52,717)	(3,282)	—	—	(55,999)

Cash flows from financing activities:
Repayment of long term debt agreements	(32,000)	—	—	—	(32,000)
Debt issuance costs	(1,465)	—	—	—	(1,465)
Repayments of capital lease and other obligations	(4,715)	—	—	—	(4,715)
Net proceeds from the issuance of common stock	273,144	—	—	—	273,144
Repayment of redeemable preferred stock	(239,769)	—	—	—	(239,769)

Net cash used in financing activities	(4,805)	—	—	—	(4,805)

Net increase in cash and cash equivalents	72,174	548	—	—	72,722
Cash and cash equivalents at beginning of year	36,000	215	—	—	36,215

Cash and cash equivalents at end of year	$108,174	$763	$—	$—	$108,937

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF CASH FLOWS

For the year ended January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$64,713	$49,583	$—	$(49,583)	$64,713
Adjustments to reconcile net earnings to net cash provided by operating activities	84,660	(42,025)	—	49,583	92,218

Net cash provided by operating activities	149,373	7,558	—	—	156,931

Cash flows from investing activities:
Additions to fixed assets	(91,409)	(4,461)	—	—	(95,870)
Acquisitions of intangible assets	—	(3,087)	—	—	(3,087)
Repayments of employee loans	253	—	—	—	253

Net cash used in investing activities	(91,156)	(7,548)	—	—	(98,704)

Cash flows from financing activities:
Repayment of long term debt agreements	(101,710)	—	—	—	(101,710)
Debt issuance costs	(1,488)	—	—	—	(1,488)
Repayments of capital lease and other obligations	(433)	—	—	—	(433)
Net proceeds from the issuance of common stock	91	—	—	—	91
Costs of common stock issued by stockholders	(1,423)	—	—	—	(1,423)

Net cash used in financing activities	(104,963)	—	—	—	(104,963)

Net increase (decrease) in cash and cash equivalents	(46,746)	10	—	—	(46,736)
Cash and cash equivalents at beginning of year	108,174	763	—	—	108,937

Cash and cash equivalents at end of year	$61,428	$773	$—	$—	$62,201

Exhibit Index

Exhibit Number	Exhibit Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of PETCO Animal Supplies, Inc.

3.2(1)	Amended and Restated Bylaws of PETCO Animal Supplies, Inc.

4.1(2)	Indenture, dated as of October 26, 2001, by and among PETCO, certain subsidiaries of PETCO and U.S. Bank N.A., as trustee.

4.2(2)	Exchange and Registration Rights Agreement, dated as of October 26, 2001, by and between PETCO, certain subsidiaries of PETCO and Goldman Sachs & Co., as initial purchaser.

4.3(3)	Form of Specimen Common Stock Certificate.

4.4(2)	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO and certain stockholders of PETCO.

4.5(2)	Amended and Restated Securityholders Agreement, dated as of February 19, 2002, by and among PETCO and certain securityholders of PETCO.

10.1(2)	Form of Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto, as amended.

10.2(4)	Second Amendment dated as of July 31, 2002 to Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto.

10.3(7)	Third Amendment dated as of February 3, 2003 to Amended and Restated Credit Agreement, dated as of October 26, 2001, by and among PETCO, Goldman Sachs Credit Partners L.P., as joint lead arranger, joint book-runner and sole syndication agent, Wells Fargo Bank National Association, as joint lead arranger, joint book-runner and sole administrative agent, and the lenders party thereto.

10.4(2)	Distribution Center Lease, dated as of February 20, 1998, by and between PETCO and Industrial Developments International, Inc. for 3801 Rock Creek Boulevard, Joliet, Illinois.

10.5(2)	Distribution Center Lease, dated as of November 24, 1997, by and between PETCO and Opus West Corporation for 4345 Parkhurst Street, Mira Loma, California.

10.6(2)	Management Services Agreement, dated as of October, 2, 2000, by and among PETCO, Leonard Green & Partners, L.P. and TPG GenPar III, L.P.

10.7(2)	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO and Brian K. Devine.

10.8(2)	Employment Agreement, dated as of October 2, 2000, by and between PETCO and Bruce C. Hall.

10.9(2)	Employment Agreement, dated as of October 2, 2000, by and between PETCO and James M. Myers.

10.10(2)	Form of Indemnification Agreement between PETCO and certain officers and directors.

10.11(2)	Form of Retention Agreement for executive officers.

10.12(2)	Form of Retention Agreement for non-executive officers.

10.13(5)	PETCO Animal Supplies 401(k) plan.

10.14(2)	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998.

Exhibit Number	Exhibit Description

10.15(2)	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000.

10.16(2)	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement.

10.17(2)	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement.

10.18(2)	Form of PETCO Animal Supplies, Inc. Restricted Stock Agreement.

10.19(2)	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO and BD Recapitalization Corp.

10.20(2)	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO and BD Recapitalization Corp.

10.21(2)	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California.

10.22(2)	PETCO Animal Supplies Deferred Compensation Plan.

10.23(2)	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.

10.24(3)	Consulting Agreement, effective as of November 29, 2001, by and between PETCO and Brian K. Devine.

10.25(3)	Supplemental Executive Retirement Program, effective as of November 29, 2001, by and between PETCO and Brian K. Devine.

10.26(6)	Distribution Center Lease, dated as of May 30, 2002, by and between PETCO and South Middlesex Development Company, LLC for 24 Englehard drive, Monroe, New Jersey.

10.27(8)	Fourth Amendment to Amended and Restated Credit Agreement.

10.28(8)	Fifth Amendment to Amended and Restated Credit Agreement.

21.1(2)	Subsidiaries of PETCO.

23.1*	Consent of KPMG LLP, Independent Auditors.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

*	Filed herewith
(1)	Incorporated by reference to PETCO’s Registration Statement on Form S-4, as amended (File No. 333-84474).
(2)	Incorporated by reference to PETCO’s Registration Statement on Form S-1, as amended (File No. 333-75830).
(3)	Incorporated by reference to PETCO’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended.
(4)	Incorporated by reference to PETCO’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002.
(5)	Incorporated by reference to PETCO’s Registrations Statement on Form S-8 (File No. 333-100397).
(6)	Incorporated by reference to PETCO’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002.
(7)	Incorporated by reference to PETCO’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003, as amended.
(8)	Incorporated by reference to PETCO’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003.