Form 10-Q
period 2004-05-01
PETCO ANIMAL SUPPLIES INC
filed 2004-05-28
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23574

PETCO ANIMAL SUPPLIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0479906
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9125 Rehco Road, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	May 26, 2004	57,493,300

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended May 1, 2004

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31, 2004	May 1, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,201	$65,141
Receivables	12,514	14,264
Inventories	139,513	149,133
Deferred tax assets	12,047	13,006
Other	12,907	12,728

Total current assets	239,182	254,272
Fixed assets, net	256,347	257,315
Debt issuance costs	4,251	3,949
Goodwill	40,289	40,237
Other assets	11,793	14,913

	$551,862	$570,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,773	$58,399
Accrued salaries and employee benefits	57,223	55,128
Accrued expenses and other liabilities	67,260	73,833
Current portion of long-term debt	1,920	1,925

Total current liabilities	190,176	189,285
Long-term debt, excluding current portion	139,370	139,015
Senior subordinated notes payable	120,000	120,000
Deferred tax liability	26,919	29,603
Deferred rent and other liabilities	22,264	23,609

Total liabilities	498,729	501,512

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 57,458 and 57,485 shares issued and outstanding at January 31, 2004 and May 1, 2004, respectively	57	57
Additional paid-in capital	66,105	66,389
Retained earnings (accumulated deficit)	(13,029)	2,728

Total stockholders’ equity	53,133	69,174

	$551,862	$570,686

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended
	May 3, 2003	May 1, 2004
Net sales	$374,652	$425,877
Cost of sales and occupancy costs	255,593	279,872

Gross profit	119,059	146,005

Selling, general and administrative expenses	94,320	115,077

Operating income	24,739	30,928

Interest income	(819)	(151)
Interest expense	7,396	5,080

Earnings before income taxes	18,162	25,999

Income taxes	7,083	10,242

Net earnings	$11,079	$15,757

Net earnings per common share:
Basic	$0.19	$0.27

Diluted	$0.19	$0.27

Shares used for computing net earnings per share:
Basic	57,377	57,471

Diluted	57,983	58,450

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirteen weeks ended
	May 3, 2003	May 1, 2004
Cash flows from operating activities:
Net earnings	$11,079	$15,757
Depreciation and amortization	13,831	15,009
Amortization of debt issuance costs	399	305
Provision for deferred and other taxes	5,696	1,940
Changes in assets and liabilities:
Receivables	467	(1,750)
Inventories	3,231	(9,620)
Other assets	(13,929)	386
Accounts payable	(10,498)	(5,374)
Accrued salaries and employee benefits	(3,077)	(2,095)
Accrued expenses and other liabilities	6,841	7,072
Deferred rent	52	327

Net cash provided by operating activities	14,092	21,957

Cash flows from investing activities:
Additions to fixed assets	(33,839)	(15,628)
Acquisitions of intangible assets	—	(2,980)
Repayments of employee loans	62	45

Net cash used in investing activities:	(33,777)	(18,563)

Cash flows from financing activities:
Repayment of long-term debt	(602)	(478)
Debt issuance costs	(378)	—
Net proceeds from issuance of common stock	5	24

Net cash used in financing activities	(975)	(454)

Net increase (decrease) in cash and cash equivalents	(20,660)	2,940
Cash and cash equivalents at beginning of year	108,937	62,201

Cash and cash equivalents at end of period	$88,277	$65,141

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

In the opinion of management of PETCO Animal Supplies, Inc. (the “Company” or “PETCO”), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of May 1, 2004 and for the thirteen-week periods ended May 3, 2003 and May 1, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation. Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 3, 2003 and May 1, 2004 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2004 refer to the fiscal year beginning on February 1, 2004 and ending on January 29, 2005. All of the Company’s stores are aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. For further information, refer to the consolidated financial statements and related footnotes for fiscal 2003 included in the Company’s Annual Report on Form 10-K (File No. 000-23574) filed with the Securities and Exchange Commission on April 5, 2004.

Note 2—New Accounting Standards

The Company adopted Emerging Issues Task Force, or EITF, 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, during the first quarter of fiscal 2003. EITF 02-16 addresses how a customer should account for cash consideration received from a vendor and requires all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of selling, general and administrative expenses. The transition provisions applied prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002 and do not allow for prior period reclassification. Pursuant to the adoption of EITF 02-16, substantially all vendor support is initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales and occupancy costs as the related inventory is sold. Prior to the adoption of EITF 02-16, certain vendor support was recorded as a reduction of selling, general and administrative expenses when earned. For the thirteen-week period ended May 3, 2003, the adoption of EITF 02-16 resulted in the reclassification of $1.7 million of vendor consideration from an offset to selling, general and administrative expenses to an $0.8 million reduction of cost of sales and occupancy costs and a $0.9 million reduction of inventory. For the thirteen-week period ended May 1, 2004, $9.4 million of such vendor consideration was recognized as a reduction of cost of sales and occupancy costs.

The Company adopted EITF 03-10, Application of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers, during the first quarter of fiscal 2004. EITF 03-10 addresses the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers, and requires such consideration to be accounted for as a reduction of cost of sales unless certain criteria are met. Prior to the adoption of EITF 03-10, such vendors’ sales incentives were recognized as net sales. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first quarter of fiscal 2004. In accordance with EITF 03-10, the fiscal 2003 consolidated financial statements have been reclassified to conform to this accounting change. For the thirteen-week period ended May 3, 2003, the adoption of EITF 03-10 resulted in the reclassification of $10.1 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs. For the thirteen-week period ended May 1, 2004, the corresponding amount of vendor sales’ incentives recorded in cost of sales and occupancy costs was $10.8 million.

Note 3—Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and recognizes compensation expense if the market price of the underlying stock exceeds the exercise price on the date of grant. Had compensation costs for the Company’s stock option plans been determined based on the fair value of the awards at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings and net earnings per share would have been as reflected below:

	Thirteen weeks ended
	May 3, 2003	May 1, 2004
Net earnings before stock-based compensation	$11,079	$15,757
Stock-based compensation using the fair value method, net of tax	473	1,299

Pro forma net earnings	$10,606	$14,458

Pro forma basic earnings per common share	$0.18	$0.25
Pro forma diluted earnings per common share	$0.18	$0.25

The weighted-average fair value per share of the options granted during the thirteen-week periods ended May 3, 2003 and May 1, 2004 was an estimated $7.25 and $12.94, respectively, calculated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Thirteen weeks ended
	May 3, 2003	May 1, 2004
Dividend yield	0.0%	0.0%
Expected volatility	44.5%	40.5%
Risk-free interest rate	3.0%	2.7%
Expected life	5 years	5 years

Note 4—Net Earnings Per Share

Basic net earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share includes the incremental shares issuable upon the assumed exercise of potentially issuable common stock. Net earnings and the weighted average number of common shares used to compute net earnings per common share, basic and diluted, are presented below:

	Thirteen weeks ended
	May 3, 2003	May 1, 2004
Net earnings	$11,079	$15,757

Common shares, basic	57,377	57,471
Dilutive effect of stock options	606	979

Common shares, diluted	57,983	58,450

Options to purchase common shares that were outstanding at May 3, 2003 and May 1, 2004 but were not included in the computation of diluted net earnings per common share because of their anti-dilutive impact were 109 and 1,345, respectively.

Note 5—Long-Term Debt

The Company has a senior credit facility that consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. The senior credit facilities expire between

October 2, 2006 and October 2, 2008. Borrowings under the senior credit facility are secured by substantially all of the Company’s assets and bear interest (1) in the case of the revolving credit facility, at the Company’s option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the Company’s leverage ratio at the time, and (2) in the case of the term loan, at the Company’s option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. Amounts can be withdrawn under the revolving credit facility for general business purposes. The Company incurs a fee of 2.0% on letters of credit issued under the revolving credit facility and a fee of 0.5% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At May 1, 2004, the Company was in full compliance with all of the covenants, and the outstanding balance of the Company’s term loan facility was $140.4 million, including a current portion of $1.4 million. There are no borrowings on the Company’s revolving credit facility, which had $55.5 million of available credit at May 1, 2004. The interest rate at May 1, 2004 on the borrowings under the term loan facility was 3.61%.

Note 6—Senior Subordinated Notes

The Company’s senior subordinated notes mature on November 1, 2011. Interest on the senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually. The Company may redeem the senior subordinated notes at its option at any time after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices.

Note 7—Contingencies

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in the Company’s two San Francisco stores. The complaint, which was transferred to the Santa Clara Superior Court, seeks penalties and an injunction against the sale of companion animals in the Company’s San Francisco stores. The complaint and related news reports have caused negative publicity. The Company takes seriously any allegations regarding the proper care of companion animals and has taken steps to reiterate to all its associates the importance of proper care for all companion animals in all of the Company’s stores. The Company has defended the matter vigorously while at the same time exploring whether the matter could be amicably resolved. Without admitting any of the allegations of the City of San Francisco’s complaint, the Company recently reached a settlement of the matter in which the City of San Francisco will agree to drop its claims in consideration of the Company paying $50,000 and agreeing to continue certain training and animal care practices currently implemented in the Company’s San Francisco stores. The settlement will not have a material impact on the Company’s results of operations or financial condition in this or any future period.

The District Attorneys of various California counties, through the San Diego and Los Angeles District Attorneys, have investigated certain alleged weights and measures violations. The investigation specifically concerned whether checkout price scanners used in the Company’s stores identified prices that in some instances did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. The investigation has also involved allegations regarding the proper care of companion animals. For some time the Company has been working cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, and a final resolution has recently been reached. Without the Company admitting any wrongdoing in the matter, the Company and the subject California counties have entered into a stipulated settlement in which the Company will make a payment to the counties of approximately $650,000, agree to make an investment of approximately $200,000 in improved scanning equipment and conduct increased price scanning audits over the next five years to avoid inconsistencies between posted and scanner prices. This settlement will not have a material impact on the Company’s results of operations or financial condition in this or any future period.

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

Note 8—Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior subordinated notes are guaranteed by certain of its subsidiaries (the guarantor subsidiaries) on a full and unconditional basis. The following tables present the condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of January 31, 2004 and May 1, 2004 and the related condensed consolidating statements of operations and of cash flows for each of the thirteen-week periods ended May 3, 2003 and May 1, 2004.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$61,428	$773	$—	$—	$62,201
Receivables	78	12,436	—	—	12,514
Inventories	129,787	9,726	—	—	139,513
Deferred tax assets	12,047	—	—	—	12,047
Other	10,024	2,883	—	—	12,907

Total current assets	213,364	25,818	—	—	239,182
Fixed assets, net	234,118	22,229	—	—	256,347
Goodwill	—	40,289	—	—	40,289
Intercompany investments and advances	266,219	70,176	—	(336,395)	—
Other assets	12,388	3,656	—	—	16,044

	$726,089	$162,168	$—	$(336,395)	$551,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(2,929)	$66,702	$—	$—	$63,773
Intercompany payables	251,372	(251,372)	—	—	—
Accrued salaries and employee benefits	56,167	1,056	—	—	57,223
Accrued expenses and other liabilities	58,548	8,712	—	—	67,260
Current portion of long-term debt	1,920	—	—	—	1,920

Total current liabilities	365,078	(174,902)	—	—	190,176
Long-term debt, excluding current portion	139,370	—	—	—	139,370
Senior subordinated notes payable	120,000	—	—	—	120,000
Deferred tax liability	26,919	—	—	—	26,919
Deferred rent and other liabilities	21,589	675	—	—	22,264

Total liabilities	672,956	(174,227)	—	—	498,729
Stockholders’ equity	53,133	336,395	—	(336,395)	53,133

	$726,089	$162,168	$—	$(336,395)	$551,862

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

May 1, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$65,410	$(269)	$—	$—	$65,141
Receivables	757	13,507	—	—	14,264
Inventories	138,014	11,119	—	—	149,133
Deferred tax assets	13,006	—	—	—	13,006
Other	10,542	2,186	—	—	12,728

Total current assets	227,729	26,543	—	—	254,272
Fixed assets, net	232,700	24,615	—	—	257,315
Goodwill	—	40,237	—	—	40,237
Intercompany investments and advances	280,790	72,601	—	(353,391)	—
Other assets	15,367	3,495	—	—	18,862

	$756,586	$167,491	$—	$(353,391)	$570,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(7,008)	$65,407	$—	$—	$58,399
Intercompany payables	263,711	(263,711)	—	—	—
Accrued salaries and employee benefits	52,626	2,502	—	—	55,128
Accrued expenses and other liabilities	64,606	9,227	—	—	73,833
Current portion of long-term debt	1,925	—	—	—	1,925

Total current liabilities	375,860	(186,575)	—	—	189,285
Long-term debt, excluding current portion	139,015	—	—	—	139,015
Senior subordinated notes payable	120,000	—	—	—	120,000
Deferred tax liability	29,603	—	—	—	29,603
Deferred rent and other liabilities	22,934	675	—	—	23,609

Total liabilities	687,412	(185,900)	—	—	501,512
Stockholders’ equity	69,174	353,391	—	(353,391)	69,174

	$756,586	$167,491	$—	$(353,391)	$570,686

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENTS OF OPERATIONS

For the thirteen weeks ended May 3, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$345,288	$250,859	$—	$(221,495)	$374,652
Cost of sales and occupancy costs	241,230	209,382	—	(195,019)	255,593

Gross profit	104,058	41,477	—	(26,476)	119,059
Selling, general and administrative expenses	90,091	30,705	—	(26,476)	94,320

Operating income	13,967	10,772	—	—	24,739
Interest income	(819)	—	—	—	(819)
Interest expense	7,396	—	—	—	7,396

Earnings before income taxes	7,390	10,772	—	—	18,162
Income taxes	7,083	—	—	—	7,083

Earnings before equity in earnings of subsidiaries	307	10,772	—	—	11,079
Equity in earnings of subsidiaries	10,772	—	—	(10,772)	—

Net earnings	$11,079	$10,772	$—	$(10,772)	$11,079

For the thirteen weeks ended May 1, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$394,626	$295,115	$—	$(263,864)	$425,877
Cost of sales and occupancy costs	272,715	234,455	—	(227,298)	279,872

Gross profit	121,911	60,660	—	(36,566)	146,005
Selling, general and administrative expenses	105,554	46,089	—	(36,566)	115,077

Operating income	16,357	14,571	—	—	30,928
Interest income	(151)	—	—	—	(151)
Interest expense	5,080	—	—	—	5,080

Earnings before income taxes	11,428	14,571	—	—	25,999
Income taxes	10,242	—	—	—	10,242

Earnings before equity in earnings of subsidiaries	1,186	14,571	—	—	15,757
Equity in earnings of subsidiaries	14,571	—	—	(14,571)	—

Net earnings	$15,757	$14,571	$—	$(14,571)	$15,757

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF CASH FLOWS

For the thirteen weeks ended May 3, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$11,079	$10,772	$—	$(10,772)	$11,079
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	3,030	(10,789)	—	10,772	3,013

Net cash provided by (used in) operating activities	14,109	(17)	—	—	14,092

Cash flows from investing activities:
Additions to fixed assets	(33,333)	(506)	—	—	(33,839)
Repayments of employee loans	62	—	—	—	62

Net cash used in investing activities	(33,271)	(506)	—	—	(33,777)

Cash flows from financing activities:
Repayment of long term debt	(602)	—	—	—	(602)
Debt issuance costs	(378)	—	—	—	(378)
Net proceeds from issuance of common stock	5	—	—	—	5

Net cash used in financing activities	(975)	—	—	—	(975)

Net decrease in cash and cash equivalents	(20,137)	(523)	—	—	(20,660)
Cash and cash equivalents at beginning of year	108,174	763	—	—	108,937

Cash and cash equivalents at end of period	$88,037	$240	$—	$—	$88,277

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENT OF CASH FLOWS

For the thirteen weeks ended May 1, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$15,757	$14,571	$—	$(14,571)	$15,757
Adjustments to reconcile net earnings to net cash provided by operating activities	3,814	(12,185)	—	14,571	6,200

Net cash provided by operating activities	19,571	2,386	—	—	21,957

Cash flows from investing activities:
Additions to fixed assets	(12,200)	(3,428)	—	—	(15,628)
Acquisitions of intangible assets	(2,980)	—	—	—	(2,980)
Repayments of employee loans	45	—	—	—	45

Net cash used in investing activities	(15,135)	(3,428)	—	—	(18,563)

Cash flows from financing activities:
Repayment of long term debt	(478)	—	—	—	(478)
Net proceeds from issuance of common stock	24	—	—	—	24

Net cash used in financing activities	(454)	—	—	—	(454)

Net increase (decrease) in cash and cash equivalents	3,982	(1,042)	—	—	2,940
Cash and cash equivalents at beginning of year	61,428	773	—	—	62,201

Cash and cash equivalents at end of period	$65,410	$(269)	$—	$—	$65,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes for the year ended January 31, 2004 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Certain Cautionary Statements” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At May 1, 2004, we operated 669 stores in 44 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations. Our stores combine the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target “pet parent” customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets. Since the middle of 2001, all new stores have been opened in our latest format, which incorporates a more dramatic presentation of our companion animals and emphasizes higher-margin supplies categories.

We have increased our net sales from $839.6 million in fiscal 1998 to $1.65 billion in fiscal 2003, for a compound annual growth rate, or CAGR, of 14.5%. We also increased our operating income from $31.8 million in fiscal 2001, which includes unusual charges and expenses totaling $58.0 million, to $137.7 million in fiscal 2003. During the first quarter of fiscal 2004, we increased our net sales by 13.7%, to $425.9 million, and increased our operating income by 25%, to $30.9 million, over the prior year first quarter. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth, driven partly by our continuing initiative of remodeling new stores to our latest store format; (2) strategic expansion in both existing and new markets; (3) an innovative store format that offers superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive greater sales of higher-margin supplies and services, which have grown to 69.8% of net sales in the first quarter of fiscal 2004, up from 68.8% of net sales in the prior year first quarter; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 8% to 10% per year on a long-term basis, by both focusing on existing markets and targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2003 was 10.5%, and our year-over-year increase in square footage in the first quarter of fiscal 2004 was 10.1%. Our total store square footage at May 1, 2004 was approximately 9.2 million square feet. We plan to open 90 new stores in fiscal 2004, or approximately 70 stores net of relocations and closings. This will increase our square footage by approximately 14% in fiscal 2004. Our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%. In fiscal 2004, we intend to remodel approximately 50 of our existing stores into our latest format, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close under-performing stores. As a result of our store expansion strategy, operating results in any future period may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

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

	Thirteen weeks ended
	May 3, 2003	May 1, 2004
Net sales	100.0%	100.0%
Cost of sales and occupancy costs	68.2	65.7

Gross profit	31.8	34.3
Selling, general and administrative expenses	25.2	27.0

Operating income	6.6	7.3
Interest expense, net	1.7	1.2

Earnings before income taxes	4.9	6.1
Income taxes	1.9	2.4

Net earnings	3.0%	3.7%

Thirteen Weeks Ended May 1, 2004 Compared With Thirteen Weeks Ended May 3, 2003

Net sales increased 13.7% to $425.9 million for the thirteen-week period ended May 1, 2004 from $374.7 million for the thirteen-week period ended May 3, 2003. The increase in net sales resulted primarily from the comparable store net sales increase of 6.3% and the addition of 60 new stores since the prior year first quarter, or 52 stores net of relocations and closings. Our store base has increased to 669 stores as of May 1, 2004, and our store square footage as of May 1, 2004 increased 10.1% from the prior year first quarter. The increase in comparable store net sales accounted for approximately $24.0 million, or 46.9%, of the net sales increase, while the net increase in our store base accounted for approximately $27.2 million, or 53.1%, of the net sales increase. The comparable store net sales increase was attributable to increased customer traffic, which represented almost one-half of the increase, improvements in our product mix to higher-price categories such as pet accessories, supplies and services, and price increases in certain product categories. The increased customer traffic and improved product mix are due partly to our continuing initiative to remodel stores to our latest store format. We have remodeled 48 stores to our latest format since the end of the prior year first quarter, including nine stores in the first quarter of fiscal 2004, and now have a total of 228 stores in this format.

We adopted Emerging Issues Task Force, or EITF, Issue 03-10 during the first quarter of fiscal 2004. EITF 03-10 addresses the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers, and requires such consideration to be accounted for as a reduction of cost of sales and occupancy costs unless certain criteria are met. Previously, we recognized such vendors’ sales incentives as net sales. In accordance with EITF 03-10, the consolidated financial statements for the first quarter of fiscal 2003 have been reclassified to conform to this accounting change. For the thirteen-week period ended May 3, 2003, the adoption of EITF 03-10 resulted in the reclassification of $10.1 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs. In the second, third and fourth quarters of fiscal 2003, we have reclassified $10.2 million, $11.7 million and $11.7 million of vendors’ sales incentives for a total of $43.7 million for the full fiscal year 2003. For the thirteen-week period ended May 1, 2004, the corresponding amount of vendor sales’ incentives recorded in cost of sales and occupancy costs was $10.8 million.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased $26.9 million, or 22.6%, to $146.0 million for the first quarter of fiscal 2004 from $119.1 million for the prior year quarter. Gross profit as a percentage of net sales increased to 34.3% from 31.8% in the prior year quarter, an increase of 2.5% of net sales. An increase of approximately 0.7% of net sales was due to the continuing change in our sales mix from lower-margin pet food to higher-margin categories such as pet accessories, supplies and services and to price increases in certain product categories, partially offset by an increase in store closing costs as a percentage of net sales. The balance of the increase, or approximately 1.8% of net sales, is a result of our adoption of EITF No. 02-16 in the first quarter of fiscal 2003. This accounting change results in the initial deferral of substantially all of our vendor support as a reduction of inventory, which is realized as a reduction of cost of sales and occupancy costs as the related inventory is sold. In prior periods, we recorded certain vendor support, including cooperative advertising support, as a reduction of selling, general and administrative expenses when earned. EITF 02-16 applied prospectively to vendor arrangements entered into or modified subsequent to December 31, 2002. Because we follow a practice of continually negotiating new arrangements with suppliers, the effects of this accounting change were phased in over the course of fiscal 2003. As of the beginning of fiscal 2004, substantially all of our supplier arrangements are accounted for pursuant to EITF 02-16. The phased-in effect of the adoption of EITF 02-16 in fiscal 2003 affects year-over-year financial statement comparisons to a progressively lesser degree each quarter over the course of fiscal 2004.

Selling, general and administrative expenses increased to $115.1 million in the first quarter of fiscal 2004 from $94.3 million in the prior year quarter. As a percentage of net sales, selling, general and administrative expenses increased to 27.0% in the first quarter of fiscal 2004 from 25.2% in the prior year quarter. Most of this increase resulted from the adoption of EITF No. 02-16, which accounted for an increase in selling, general and administrative expenses of 1.6% of net sales. Excluding the impact of this accounting change, selling, general and administrative expenses increased by 0.2% of net sales from the prior year quarter. This increase was due primarily to increased personnel-related costs, particularly workers compensation and payroll taxes, and other insurance costs.

Operating income in the first quarter of fiscal 2004 increased 25% to $30.9 million, or 7.3% of net sales, from $24.7 million, or 6.6% of net sales, in the prior year quarter.

Net interest expense was $4.9 million for the thirteen-week period ended May 1, 2004, compared with $6.6 million for the thirteen-week period ended May 3, 2003. The reduction in interest expense was due mainly to the repurchase of $50.0 million in aggregate principal amount of our 10.75% senior subordinated notes in January 2004, the early repayment of $50.0 million on the term loan under our senior credit facility in August 2003, and a reduction of variable interest rates on the term loan, including a 0.5% reduction in the interest rate in connection with an amendment of the facility in August 2003.

Income taxes for the first quarter of fiscal 2004 were $10.2 million, compared with $7.1 million in the prior year quarter. Our effective tax rate increased to 39.4% in the first quarter of fiscal 2004 from 39.0% in the prior year quarter, due primarily to increases in state income taxes.

Net earnings in the first quarter of fiscal 2004 increased 42.2% to $15.8 million, or $0.27 per diluted common share, compared with net earnings of $11.1 million, or $0.19 per diluted common share, in the prior year quarter.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $22.0 million and $14.1 million for the thirteen-week periods ended May 1, 2004 and May 3, 2003, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixed assets for new stores, to remodel certain existing stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2004 will be approximately $100 million, which includes the opening of approximately 90 new stores and the estimated cost of remodeling approximately 50 existing stores to our latest store format. Cash used in investing activities was $18.6 million for the thirteen-week period ended May 1, 2004 and consisted primarily of capital expenditures totaling $15.6 million and the acquisition of favorable lease rights totaling $2.8 million. Cash used in investing activities was $33.8 million for the thirteen-week period ended May 3, 2003, including $14.0 million for the purchase of land and office buildings adjacent to our national support center and corporate headquarters.

Net cash used in financing activities was $0.5 million and $1.0 million for the thirteen-week periods ended May 1, 2004 and May 3, 2003, respectively. Financing activities in the first quarter of both fiscal 2004 and fiscal 2003 consisted primarily of repayments on our term loan and other long-term obligations.

Our senior credit facility consists of a $75.0 million revolving credit facility and a $141.5 million term loan for a total commitment of $216.5 million. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest (1) in the case of the revolving credit facility, at our option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time, and (2) in the case of the term loan, at our option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. The interest rate on these borrowings at May 1, 2004 was 3.61%. Our senior credit facilities expire between October 2, 2006 and October 2, 2008. The agreement governing our senior credit facility contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage and consolidated net worth. At May 1, 2004, we were in full compliance with all of these covenants, and the outstanding balance of our term loan facility was $140.4 million, including a current portion of $1.4 million. There are no borrowings on our revolving credit facility, which had $55.5 million of available credit at May 1, 2004. Amounts can be withdrawn under the revolving credit facility for general business purposes. Future maturities of the term loan are $1.1 million in the remainder of fiscal 2004 and $1.4 million, $1.4 million, $34.9 million and $101.6 million in fiscal 2005, 2006, 2007 and 2008, respectively.

We have outstanding $120.0 million in aggregate principal amount of our senior subordinated notes, which mature on November 1, 2011. Interest on the senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually. We may redeem the senior subordinated notes at our option at any time after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

Our primary long-term capital requirement is funding for the opening of new stores as well as the remodeling of certain existing stores. We anticipate that funds generated by operations and funds available under our senior credit facility will be sufficient to finance our continued operations and planned store openings and remodels at least through the next twelve months.

Off-Balance Sheet Arrangements

At May 1, 2004, we had outstanding $19.5 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At May 1, 2004 and January 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We periodically evaluate hedging strategies to mitigate interest rate risk, although currently we have no hedges outstanding. We do not enter into derivative financial instruments for trading or speculative purposes.

All of the $140.4 million in debt under our senior credit facility as of May 1, 2004 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rate at May 1, 2004 would increase net interest expense by approximately $0.2 million on an annual basis, and would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at May 1, 2004.

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

Part II. Other Information

Item 1. Legal Proceedings

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which was transferred to the Santa Clara Superior Court, seeks penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports have caused negative publicity. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all of our stores. We have defended the matter vigorously while at the same time exploring whether the matter could be amicably resolved. Without admitting any of the allegations of the City of San Francisco’s complaint, we recently reached a settlement of the matter in which the City of San Francisco will agree to drop its claims in consideration of PETCO paying $50,000 and agreeing to continue certain training and animal care practices currently implemented in PETCO’s San Francisco stores. The settlement will not have a material impact on our results of operations or financial condition in this or any future period.

The District Attorneys of various California counties, through the San Diego and Los Angeles District Attorneys, have investigated certain alleged weights and measures violations. The investigation specifically concerned whether checkout price scanners used in our stores identified prices that in some instances did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. The investigation has also involved allegations regarding the proper care of companion animals. For some time we have been working cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, and a final resolution has recently been reached. Without PETCO admitting any wrongdoing in the matter, we and the subject California counties have entered into a stipulated settlement in which we will make a payment to the counties of approximately $650,000, agree to make an investment of approximately $200,000 in improved scanning equipment and conduct increased price scanning audits over the next five years to avoid inconsistencies between posted and scanner prices. This settlement will not have a material impact on our results of operations or financial condition in this or any future period.

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

Item 5. Other Information

Certain Cautionary Statements

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors, such as performance of new stores, ability to execute expansion strategy and sustain growth, debt levels, reliance on vendors and exclusive distribution arrangements, competition, integration of operations as a result of acquisitions, compliance with various state and local regulations and dependence on senior management, are discussed from time to time in the reports we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

On February 18, 2004, we filed a report on Form 8-K announcing an executive officer succession plan.

On March 11, 2004, we filed a report on Form 8-K with respect to certain of our results for the fourth quarter and fiscal year ended January 31, 2004.

On March 23, 2004, we filed a report on Form 8-K announcing an agreement to acquire 20 former Kids “R” Us properties from Office Depot and that certain company executives would be presenting at investor conferences on Tuesday, March 23, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.

By:	/s/ JAMES M. MYERS
James M. Myers Chief Executive Officer Date: May 28, 2004

By:	/s/ RODNEY CARTER
Rodney Carter Senior Vice President and Chief Financial Officer Date: May 28, 2004