Form 10-Q
period 2004-07-31
PETCO ANIMAL SUPPLIES INC
filed 2004-08-30
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	August 25, 2004	57,541,600

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended July 31, 2004

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31, 2004	July 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,201	$79,181
Receivables	12,514	15,411
Inventories	139,513	151,756
Deferred tax assets	12,047	14,028
Other	12,907	11,182

Total current assets	239,182	271,558
Fixed assets, net	256,347	266,224
Debt issuance costs	4,251	3,647
Goodwill	40,289	40,179
Other assets	11,793	14,969

	$551,862	$596,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,773	$62,959
Accrued salaries and employee benefits	57,223	62,146
Accrued expenses and other liabilities	67,260	66,591
Current portion of long-term debt	1,920	1,929

Total current liabilities	190,176	193,625
Long-term debt, excluding current portion	139,370	138,660
Senior subordinated notes payable	120,000	120,000
Deferred tax liability	26,919	30,787
Deferred rent and other liabilities	22,264	24,597

Total liabilities	498,729	507,669

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 57,458 and 57,534 shares issued and outstanding at January 31, 2004 and July 31, 2004, respectively	57	58
Additional paid-in capital	66,105	67,021
Retained earnings (accumulated deficit)	(13,029)	21,829

Total stockholders’ equity	53,133	88,908

	$551,862	$596,577

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004
Net sales	$388,221	$438,486	$762,873	$864,363
Cost of sales and occupancy costs	258,450	286,744	514,043	566,616

Gross profit	129,771	151,742	248,830	297,747
Selling, general and administrative expenses	99,589	114,921	193,909	229,998

Operating income	30,182	36,821	54,921	67,749
Interest income	(265)	(180)	(1,084)	(331)
Interest expense	7,355	5,108	14,751	10,188
Debt retirement costs	1,572	—	1,572	—

Earnings before income taxes	21,520	31,893	39,682	57,892
Income taxes	8,042	12,586	15,125	22,828

Net earnings	$13,478	$19,307	$24,557	$35,064

Net earnings per share:
Basic	$0.23	$0.34	$0.43	$0.61

Diluted	$0.23	$0.33	$0.42	$0.60

Shares used for computing net earnings per share:
Basic	57,409	57,512	57,393	57,491

Diluted	58,176	58,455	58,076	58,452

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Twenty-six weeks ended
	August 2, 2003	July 31, 2004
Cash flows from operating activities:
Net earnings	$24,557	$35,064
Depreciation and amortization	27,945	31,314
Amortization of debt issuance costs	798	610
Provision for deferred and other taxes	11,003	2,646
Non-cash write-off of debt issuance costs	1,572	—
Changes in assets and liabilities:
Receivables	(771)	(2,897)
Inventories	2,159	(12,243)
Other assets	740	1,896
Accounts payable	(6,549)	(814)
Accrued salaries and employee benefits	3,721	4,923
Accrued expenses and other liabilities	981	(407)
Deferred rent	272	1,607

Net cash provided by operating activities	66,428	61,699

Cash flows from investing activities:
Additions to fixed assets	(56,393)	(40,634)
Acquisitions of intangible assets	(3,000)	(3,080)
Repayments of employee loans	124	108

Net cash used in investing activities	(59,269)	(43,606)

Cash flows from financing activities:
Repayments of long-term debt	(51,197)	(958)
Debt issuance costs	(378)	—
Costs of common stock sold by stockholders	(1,247)	(205)
Net proceeds from issuance of common stock	59	50

Net cash used in financing activities	(52,763)	(1,113)

Net increase (decrease) in cash and cash equivalents	(45,604)	16,980
Cash and cash equivalents at beginning of year	108,937	62,201

Cash and cash equivalents at end of period	$63,333	$79,181

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

In the opinion of management of PETCO Animal Supplies, Inc. (the “Company” or “PETCO”), the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of July 31, 2004 and for the thirteen and twenty-six week periods ended August 2, 2003 and July 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation. Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended August 2, 2003 and July 31, 2004 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2004 refer to the fiscal year beginning on February 1, 2004 and ending on January 29, 2005. All of the Company’s stores are aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. For further information, refer to the consolidated financial statements and related footnotes for fiscal 2003 included in the Company’s Annual Report on Form 10-K (File No. 000-23574) filed with the Securities and Exchange Commission on April 5, 2004.

Note 2—New Accounting Standards

The Company adopted Emerging Issues Task Force, or EITF, 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, during the first quarter of fiscal 2003. EITF 02-16 addresses how a customer should account for cash consideration received from a vendor and requires all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of selling, general and administrative expenses. The transition provisions applied prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002 and did not allow for prior period reclassification. Pursuant to the adoption of EITF 02-16, substantially all vendor support is initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales and occupancy costs as the related inventory is sold. Prior to the adoption of EITF 02-16, certain vendor support was recorded as a reduction of selling, general and administrative expenses when earned. Certain cooperative advertising reimbursements continue to be classified as a reduction of advertising expenses within selling, general and administrative expenses, because they represent a reimbursement of specific, incremental and identifiable advertising costs incurred by the Company in selling certain vendors’ products. The total amount of such reimbursements is immaterial to the Company’s consolidated financial position and results of operations.

The Company adopted EITF 03-10, Application of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers, during the first quarter of fiscal 2004. EITF 03-10 addresses the accounting for consideration received by a reseller in the form of a reimbursement by a vendor for honoring a vendor’s sales incentives offered directly to consumers, and requires such consideration to be accounted for as a reduction of cost of sales unless certain criteria are met. Prior to the adoption of EITF 03-10, such vendors’ sales incentives were recognized as net sales. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first quarter of fiscal 2004. In accordance with EITF 03-10, the fiscal 2003 consolidated financial statements have been reclassified to conform to this accounting change. For the thirteen and twenty-six week periods ended August 2, 2003, the adoption of EITF

03-10 resulted in the reclassification of $10.2 million and $20.3 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs, respectively. For the thirteen and twenty-six week periods ended July 31, 2004, the corresponding amount of vendors’ sales incentives recorded as a reduction of cost of sales and occupancy costs was $11.1 million and $21.9 million, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004
Net earnings before stock-based compensation	$13,478	$19,307	$24,557	$35,064
Stock-based compensation using the fair value method, net of tax	595	1,731	1,068	3,030

Pro forma net earnings	$12,883	$17,576	$23,489	$32,034

Basic earnings per share – as reported	$0.23	$0.34	$0.43	$0.61
Basic earnings per share – pro forma	$0.22	$0.31	$0.41	$0.56
Diluted earnings per share – as reported	$0.23	$0.33	$0.42	$0.60
Diluted earnings per share – pro forma	$0.22	$0.30	$0.40	$0.55

The weighted-average fair value per share of the options granted during the thirteen week period ended July 31, 2004 was an estimated $12.31 and during the twenty-six week periods ended August 2, 2003 and July 31, 2004 was an estimated $7.25 and $12.94, respectively. No options were granted during the thirteen weeks ended August 2, 2003. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004
Dividend yield	—	0.0%	0.0%	0.0%
Expected volatility	—	39%	41%	41%
Risk-free interest rate	—	3.8%	3.0%	2.7%
Expected life	—	5 years	5 years	5 years

Note 4—Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the incremental shares issuable upon the assumed exercise of potentially issuable common stock. Net earnings and the weighted average number of common shares used to compute net earnings per share, basic and diluted, are presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004
Net earnings	$13,478	$19,307	$24,557	$35,064

Common shares, basic	57,409	57,512	57,393	57,491
Dilutive effect of stock options	767	943	683	961

Common shares, diluted	58,176	58,455	58,076	58,452

Options to purchase common shares that were outstanding at August 2, 2003 and July 31, 2004 but were not included in the computation of diluted net earnings per share during the periods presented because of their anti-dilutive impact were 80 and 113 for the thirteen and twenty-six weeks ended August 2, 2003, respectively, and 1,311 for the thirteen and twenty-six weeks ended July 31, 2004.

Note 5—Long-Term Debt

The Company has a senior credit facility that consists of a $75.0 million revolving credit facility and a $140.1 million term loan for a total commitment of $215.1 million. The senior credit facilities expire between October 2, 2006 and October 2, 2008. Borrowings under the senior credit facility are secured by substantially all of the Company’s assets and bear interest (1) in the case of the revolving credit facility, at the Company’s option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the Company’s leverage ratio at the time, and (2) in the case of the term loan, at the Company’s option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. Amounts can be withdrawn under the revolving credit facility for general business purposes. The Company incurs a fee of 2.0% on letters of credit issued under the revolving credit facility and a fee of 0.5% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage. At July 31, 2004, the Company was in full compliance with all of the covenants, and the outstanding balance of the Company’s term loan facility was $140.1 million, including a current portion of $1.4 million. There are no borrowings on the Company’s revolving credit facility, which had $50.1 million of available credit at July 31, 2004. The interest rate at July 31, 2004 on the borrowings under the term loan facility was 4.0%.

Note 6—Senior Subordinated Notes

The Company’s senior subordinated notes mature on November 1, 2011. Interest on the senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually. The Company may redeem the senior subordinated notes at its option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices.

Note 7—Contingencies

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in the Company’s two San Francisco stores. The complaint, which was transferred to the Santa Clara Superior Court, sought penalties and an injunction against the sale of companion animals in the Company’s San Francisco stores. The complaint and related news reports caused negative publicity. The Company takes seriously any allegations regarding the proper care of companion animals and has taken steps to reiterate to all its associates the importance of proper care for all companion animals in all of the Company’s stores. The Company defended the matter vigorously while at the same time exploring whether the matter could be amicably resolved. Without admitting any of the allegations of the City of San Francisco’s complaint, the Company reached a settlement of the matter in May 2004, pursuant to which the City of San Francisco agreed to drop its claims in consideration of the Company paying $50,000 and agreeing to continue certain training and animal care practices currently implemented in the Company’s San Francisco stores. The Company recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which did not have a material impact on the Company’s results of operations or financial condition.

The District Attorneys of various California counties, through the San Diego and Los Angeles District Attorneys, have investigated certain alleged weights and measures violations. The investigation specifically concerned whether checkout price scanners used in the Company’s stores identified prices that in some instances did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. The investigation also involved allegations regarding the proper care of companion animals. The Company worked cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, and a final resolution was reached in May 2004. Without the Company admitting any wrongdoing in the matter, the Company and the subject California counties entered into a stipulated settlement pursuant to which the Company made a payment to the counties of approximately $650,000 and agreed to make an investment of approximately $200,000 in improved scanning equipment and conduct increased price scanning audits over the next five years to avoid inconsistencies between posted and scanner prices. The Company recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which did not have a material impact on the Company’s results of operations or financial condition.

From time to time, the Company also receives inquiries or notices from other jurisdictions or regulatory authorities with respect to similar alleged weights and measures issues or violations, which the Company responds to in the ordinary course of business.

In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including the Company, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleges that the individual plaintiffs and the purported class members sought employment with the other retailers, or the Company, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. In December 2003, the court granted the Company’s request to dismiss the action due to certain defects regarding parties named in the initial complaint. Shortly thereafter, the three plaintiffs filed lawsuits against each retailer separately, but to date the Company has not been formally served with a complaint. Following formal receipt of a complaint, the Company intends to vigorously defend the action, and does not believe that the outcome of the matter will have a significant impact on the Company’s results of operations or financial condition in any future period. Due to the fact that the Company has not been formally served with a complaint, an estimate of the possible loss or range of loss cannot be made at this time.

In October 2003, the Company was served with a Civil Investigative Demand from the United States Federal Trade Commission, or FTC, seeking information and documents relating to the Company’s e-commerce website, petco.com, and more particularly the Company’s policies and practices regarding the protection of personal information furnished by customers to the website. The request stems from an incident in late June 2003 in which a self-proclaimed hacker purportedly obtained unauthorized access to a portion of the Company’s website. The Company has cooperated with the FTC’s inquiry by providing documents and information, and has taken and is taking additional steps to insure that its e-commerce customers’ privacy is maintained. At the present time, the Company is unable to determine whether the FTC will initiate any enforcement action against the Company or the financial impact any such action might entail. As a result, an estimate of the possible loss or range of loss cannot be made at this time.

The Company is also involved in other routine litigation arising in the ordinary course of its business. While the results of such other litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

Note 8—Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior subordinated notes are guaranteed by certain of its subsidiaries (the guarantor subsidiaries) on a full and unconditional basis. Each of these subsidiaries is, directly or indirectly, 100% owned by the Company, and the guarantees are joint and several. Certain other subsidiaries (the non-guarantor subsidiaries) do not guarantee such debt. The following tables present the condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of January 31, 2004 and July 31, 2004, the related condensed consolidating statements of operations for each of the thirteen and twenty-six week periods ended August 2, 2003 and July 31, 2004, and the related condensed consolidating statements of cash flows for the twenty-six week periods ended August 2, 2003 and July 31, 2004.

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

July 31, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$79,028	$153	$—	$—	$79,181
Receivables	2,007	13,404	—	—	15,411
Inventories	140,035	11,721	—	—	151,756
Deferred tax assets	14,028	—	—	—	14,028
Other	9,704	1,478	—	—	11,182

Total current assets	244,802	26,756	—	—	271,558
Fixed assets, net	239,515	26,709	—	—	266,224
Goodwill	—	40,179	—	—	40,179
Intercompany investments and advances	296,625	75,283	—	(371,908)	—
Other assets	15,968	2,648	—	—	18,616

	$796,910	$171,575	$—	$(371,908)	$596,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(3,660)	$66,619	$—	$—	$62,959
Intercompany payables	278,037	(278,037)	—	—	—
Accrued salaries and employee benefits	59,043	3,103	—	—	62,146
Accrued expenses and other liabilities	59,283	7,308	—	—	66,591
Current portion of long-term debt	1,929	—	—	—	1,929

Total current liabilities	394,632	(201,007)	—	—	193,625
Long-term debt, excluding current portion	138,660	—	—	—	138,660
Senior subordinated notes payable	120,000	—	—	—	120,000
Deferred tax liability	30,787	—	—	—	30,787
Deferred rent and other liabilities	23,923	674	—	—	24,597

Total liabilities	708,002	(200,333)	—	—	507,669
Stockholders’ equity	88,908	371,908	—	(371,908)	88,908

	$796,910	$171,575	$—	$(371,908)	$596,577

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENTS OF OPERATIONS

For the thirteen weeks ended August 2, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$357,531	$259,284	$—	$(228,594)	$388,221
Cost of sales and occupancy costs	244,592	212,950	—	(199,092)	258,450

Gross profit	112,939	46,334	—	(29,502)	129,771
Selling, general and administrative expenses	93,949	35,142	—	(29,502)	99,589

Operating income	18,990	11,192	—	—	30,182
Interest income	(265)	—	—	—	(265)
Interest expense	7,355	—	—	—	7,355
Debt retirement costs	1,572	—	—	—	1,572

Earnings before income taxes	10,328	11,192	—	—	21,520
Income taxes	8,042	—	—	—	8,042

Earnings before equity in earnings of subsidiaries	2,286	11,192	—	—	13,478
Equity in earnings of subsidiaries	11,192	—	—	(11,192)	—

Net earnings	$13,478	$11,192	$—	$(11,192)	$13,478

For the thirteen weeks ended July 31, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$405,061	$290,732	$—	$(257,307)	$438,486
Cost of sales and occupancy costs	277,611	232,016	—	(222,883)	286,744

Gross profit	127,450	58,716	—	(34,424)	151,742
Selling, general and administrative expenses	106,464	42,881	—	(34,424)	114,921

Operating income	20,986	15,835	—	—	36,821
Interest income	(180)	—	—	—	(180)
Interest expense	5,108	—	—	—	5,108

Earnings before income taxes	16,058	15,835	—	—	31,893
Income taxes	12,586	—	—	—	12,586

Earnings before equity in earnings of subsidiaries	3,472	15,835	—	—	19,307
Equity in earnings of subsidiaries	15,835	—	—	(15,835)	—

Net earnings	$19,307	$15,835	$—	$(15,835)	$19,307

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENTS OF OPERATIONS

For the twenty-six weeks ended August 2, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$701,993	$510,969	$—	$(450,089)	$762,873
Cost of sales and occupancy costs	484,996	423,158	—	(394,111)	514,043

Gross profit	216,997	87,811	—	(55,978)	248,830
Selling, general and administrative expenses	184,040	65,847	—	(55,978)	193,909

Operating income	32,957	21,964	—	—	54,921
Interest income	(1,084)	—	—	—	(1,084)
Interest expense	14,751	—	—	—	14,751
Debt retirement costs	1,572	—	—	—	1,572

Earnings before income taxes	17,718	21,964	—	—	39,682
Income taxes	15,125	—	—	—	15,125

Earnings before equity in earnings of subsidiaries	2,593	21,964	—	—	24,557
Equity in earnings of subsidiaries	21,964	—	—	(21,964)	—

Net earnings	$24,557	$21,964	$—	$(21,964)	$24,557

For the twenty-six weeks ended July 31, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$799,687	$585,847	$—	$(521,171)	$864,363
Cost of sales and occupancy costs	550,326	466,471	—	(450,181)	566,616

Gross profit	249,361	119,376	—	(70,990)	297,747
Selling, general and administrative expenses	212,018	88,970	—	(70,990)	229,998

Operating income	37,343	30,406	—	—	67,749
Interest income	(331)	—	—	—	(331)
Interest expense	10,188	—	—	—	10,188

Earnings before income taxes	27,486	30,406	—	—	57,892
Income taxes	22,828	—	—	—	22,828

Earnings before equity in earnings of subsidiaries	4,658	30,406	—	—	35,064
Equity in earnings of subsidiaries	30,406	—	—	(30,406)	—

Net earnings	$35,064	$30,406	$—	$(30,406)	$35,064

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENTS OF CASH FLOWS

For the twenty-six weeks ended August 2, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$24,557	$21,964	$—	$(21,964)	$24,557
Adjustments to reconcile net earnings to net cash provided by operating activities	41,193	(21,286)	—	21,964	41,871

Net cash provided by operating activities	65,750	678	—	—	66,428

Cash flows from investing activities:
Additions to fixed assets	(55,117)	(1,276)	—	—	(56,393)
Acquisitions of intangible assets	(3,000)	—	—	—	(3,000)
Repayments of employee loans	124	—	—	—	124

Net cash used in investing activities	(57,993)	(1,276)	—	—	(59,269)

Cash flows from financing activities:
Repayments of long term debt	(51,197)	—	—	—	(51,197)
Debt issuance costs	(378)	—	—	—	(378)
Costs of common stock sold by stockholders	(1,247)	—	—	—	(1,247)
Net proceeds from issuance of common stock	59	—	—	—	59

Net cash used in financing activities	(52,763)	—	—	—	(52,763)

Net increase (decrease) in cash and cash equivalents	(45,006)	(598)	—	—	(45,604)
Cash and cash equivalents at beginning of year	108,174	763	—	—	108,937

Cash and cash equivalents at end of period	$63,168	$165	$—	$—	$63,333

For the twenty-six weeks ended July 31, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$35,064	$30,406	$—	$(30,406)	$35,064
Adjustments to reconcile net earnings to net cash provided by operating activities	20,665	(24,436)	—	30,406	26,635

Net cash provided by operating activities	55,729	5,970	—	—	61,699

Cash flows from investing activities:
Additions to fixed assets	(34,044)	(6,590)	—	—	(40,634)
Acquisitions of intangible assets	(3,080)	—	—	—	(3,080)
Repayments of employee loans	108	—	—	—	108

Net cash used in investing activities	(37,016)	(6,590)	—	—	(43,606)

Cash flows from financing activities:
Repayments of long term debt	(958)	—	—	—	(958)
Costs of common stock sold by stockholders	(205)	—	—	—	(205)
Net proceeds from issuance of common stock	50	—	—	—	50

Net cash used in financing activities	(1,113)	—	—	—	(1,113)

Net increase (decrease) in cash and cash equivalents	17,600	(620)	—	—	16,980
Cash and cash equivalents at beginning of year	61,428	773	—	—	62,201

Cash and cash equivalents at end of period	$79,028	$153	$—	$—	$79,181

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

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At July 31, 2004, we operated 685 stores in 45 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations. Our stores combine the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target “pet parent” customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories.

We have increased our net sales from $839.6 million in fiscal 1998 to $1.65 billion in fiscal 2003, for a compound annual growth rate, or CAGR, of 14.5%. We also increased our operating income from $31.8 million in fiscal 2001, which includes unusual charges and expenses totaling $58.0 million, to $137.7 million in fiscal 2003. For the first two quarters of fiscal 2004, we increased our net sales by 13.3%, to $864.4 million, and increased our operating income by 23.4%, to $67.7 million, over the prior year period. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive greater sales of higher-margin pet accessories, supplies and services, which have grown to 70.6% of net sales in the second quarter of fiscal 2004, up from 62.2% of net sales in fiscal 1999; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 8% to 10% per year on a long-term basis, by both focusing on existing markets and targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2003 was 10.5%, and our year-over-year increase in square footage as of July 31, 2004 was 9.5%. Our total store square footage at July 31, 2004 was approximately 9.5 million square feet. We plan to open 90 new stores in fiscal 2004, or approximately 70 stores net of relocations and closings. Our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%. In fiscal 2004, we intend to remodel approximately 50 of our existing stores into our newer formats, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close under-performing stores. As a result of our store expansion strategy, operating results in any future period may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales and other data for the periods indicated. As a result of operational and strategic changes, period-to-period comparisons of financial results may not be meaningful and the results of our operations for historical periods may not be indicative of our future results.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	66.6	65.4	67.4	65.6

Gross profit	33.4	34.6	32.6	34.4
Selling, general and administrative expenses	25.7	26.2	25.4	26.6

Operating income	7.8	8.4	7.2	7.8
Interest expense, net	1.8	1.1	1.8	1.1
Debt retirement costs	0.4	—	0.2	—

Earnings before income taxes	5.5	7.3	5.2	6.7
Income taxes	2.1	2.9	2.0	2.6

Net earnings	3.5%	4.4%	3.2%	4.1%

Store Data:
Percentage increase in comparable store net sales (1)	6.1%	6.7%	5.3%	6.5%
Net sales per square foot (2)	$47	$48	$93	$95

(1)	A new store becomes a comparative store on the first day of the fiscal month following 12 full fiscal months of operations. Relocated stores become comparative stores on the first day of operations. Comparative stores also include expanded stores and exclude closed stores as of the first day of the month of closing.

(2)	Calculated by dividing net sales by gross square footage of stores open, weighted by the number of months stores are open during the period.

Thirteen Weeks Ended July 31, 2004 Compared With Thirteen Weeks Ended August 2, 2003

Net sales increased 12.9% to $438.5 million for the thirteen week period ended July 31, 2004 from $388.2 million for the thirteen week period ended August 2, 2003. The increase in net sales resulted primarily from the comparable store net sales increase of 6.7% and the increase in our square footage of 9.5% from August 2, 2003 to July 31, 2004. We have added 62 new stores since the prior year second quarter, or 49 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $26.5 million, or 52.7%, of the net sales increase, while the net increase in our store base accounted for approximately $23.8 million, or 47.3%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, which represented over one-half of the increase, increased customer traffic and price increases in certain product categories. The improved product mix and increased customer traffic are due partly to our continuing initiative to remodel stores to our newer store formats. We have remodeled 37 stores to our newer formats since the prior year second quarter, including 16 stores in the second quarter of fiscal 2004, and now have a total of 265 stores in these formats.

We adopted Emerging Issues Task Force, or EITF, Issue 03-10 during the first quarter of fiscal 2004. EITF 03-10 addresses the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers, and requires such consideration to be accounted for as a reduction of cost of sales and occupancy costs unless certain criteria are met. Previously, we recognized such vendors’ sales incentives as net sales. In accordance with EITF 03-10, the consolidated financial statements for the first quarter of fiscal 2003 have been reclassified to conform to this accounting change. For the thirteen week period ended August 2, 2003, the adoption of EITF 03-10 resulted in the reclassification of $10.2 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs. For each of the third and fourth quarters of fiscal 2003, we will reclassify $11.7 million of vendors’ sales incentives for a total of $43.7 million for the full fiscal year 2003. For the thirteen week period ended July 31, 2004, the corresponding amount of vendors’ sales incentives recorded as a reduction of cost of sales and occupancy costs was $11.1 million.

Gross profit increased 16.9% to $151.7 million for the second quarter of fiscal 2004 from $129.8 million for the prior year quarter. Gross profit as a percentage of net sales increased to 34.6% from 33.4% in the prior year quarter, an increase of 1.2% of net sales. An increase of approximately 0.3% of net sales was due to the continuing change in our sales mix from lower-margin pet food to higher-margin categories and improvements in pet food margins, partially offset by an increase in store closing costs for planned store closures and increased distribution costs related to higher fuel prices and increased transportation costs. The remainder of the increase, or approximately 0.9% of net sales, is a result of our adoption of EITF No. 02-16 in the first quarter of fiscal 2003. This accounting change results in the initial deferral of substantially all of our vendor support as a reduction of inventory, which is realized as a reduction of cost of sales and occupancy costs as the related inventory is sold. In periods prior to the first quarter of fiscal 2003, we recorded certain vendor support, including cooperative advertising reimbursement, as a reduction of selling, general and administrative expenses when earned. EITF 02-16 applied prospectively to vendor arrangements entered into or modified subsequent to December 31, 2002. Because we follow a practice of continually negotiating new arrangements with suppliers, the effects of this accounting change were phased in over the course of fiscal 2003. As of the beginning of fiscal 2004, substantially all of our supplier arrangements are accounted for pursuant to EITF 02-16. The phased-in effect of the adoption of EITF 02-16 in fiscal 2003 affects year-over-year financial statement comparisons to a progressively lesser degree each quarter over the course of fiscal 2004.

Selling, general and administrative expenses increased to $114.9 million in the second quarter of fiscal 2004 from $99.6 million in the prior year quarter. As a percentage of net sales, selling, general and administrative expenses increased to 26.2% in the second quarter of fiscal 2004 from 25.7% in the prior year quarter. This increase resulted primarily from the adoption of EITF No. 02-16, which accounted for an increase in selling, general and administrative expenses of 0.6% of net sales.

Operating income in the second quarter of fiscal 2004 increased 22% to $36.8 million, or 8.4% of net sales, from $30.2 million, or 7.8% of net sales, in the prior year quarter.

Net interest expense was $4.9 million for the thirteen week period ended July 31, 2004, compared with $7.1 million for the thirteen week period ended August 2, 2003. The reduction in interest expense was due mainly to the repurchase of $50.0 million in aggregate principal amount of our 10.75% senior subordinated notes in January 2004, the early repayment of $50.0 million on the term loan under our senior credit facility in August 2003, and a reduction of variable interest rates on the term loan, including a 0.5% reduction in the interest rate in connection with an amendment of the senior credit facility in August 2003.

Debt retirement costs in the second quarter of fiscal 2003 were incurred in connection with the early repayment of $50.0 million on the term loan under our senior credit facility on August 1, 2003.

Income taxes for the second quarter of fiscal 2004 were $12.6 million, compared with $8.0 million in the prior year quarter. Income taxes as a percentage of earnings before income taxes increased to 39.5% in the second quarter of fiscal 2004 from 37.4% in the second quarter of fiscal 2003, due primarily to having realized, during the prior year quarter, certain net operating losses which had not previously been realized in prior periods.

Net earnings in the second quarter of fiscal 2004 increased 43.2% to $19.3 million, or $0.33 per diluted share, compared with net earnings of $13.5 million, or $0.23 per diluted share, in the prior year quarter.

Twenty-six Weeks Ended July 31, 2004 Compared With Twenty-six Weeks Ended August 2, 2003

Net sales increased 13.3% to $864.4 million for the twenty-six week period ended July 31, 2004 from $762.9 million for the twenty-six week period ended August 2, 2003. The increase in net sales resulted primarily from the comparable store net sales increase of 6.5% and the increase in our square footage of 9.5% from August 2, 2003 to July 31, 2004. We have added 62 new stores since the prior year second quarter, or 49 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $50.5 million, or 49.8%, of the net sales increase, while the net increase in our store base accounted for approximately $51.0 million, or 50.2%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, increased customer traffic and price increases in certain product categories. The improved product mix and increased customer traffic are due partly to our continuing initiative to remodel stores to our newer store formats. We have remodeled 37 stores to our newer formats since the prior year second quarter, including 25 stores in the first two quarters of fiscal 2004.

For the twenty-six week period ended August 2, 2003, the adoption of EITF 03-10 resulted in the reclassification of $20.3 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs. For the twenty-six week period ended July 31, 2004, the corresponding amount of vendors’ sales incentives recorded as a reduction of cost of sales and occupancy costs was $21.9 million.

Gross profit increased 19.7% to $297.7 million for the twenty-six week period ended July 31, 2004 from $248.8 million for the prior year period. Gross profit as a percentage of net sales increased to 34.4% from 32.6% in the prior year period, an increase of 1.8% of net sales. An increase of approximately 0.5% of net sales was due to the continuing change in our sales mix from lower-margin pet food to higher-margin categories and improvements in pet food margins, partially offset by an increase in store closing costs for planned store closures and increased distribution costs related to higher fuel prices and increased transportation costs. The remainder of the increase, or approximately 1.3% of net sales, is a result of our adoption of EITF No. 02-16 in the first quarter of fiscal 2003.

Selling, general and administrative expenses increased to $230.0 million in the twenty-six weeks ended July 31, 2004 from $193.9 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 26.6% in the first two quarters of fiscal 2004 from 25.4% in the prior year period. This increase resulted primarily from the adoption of EITF No. 02-16, which accounted for an increase in selling, general and administrative expenses of 1.1% of net sales.

Operating income in the twenty-six weeks ended July 31, 2004 increased 23.4% to $67.7 million, or 7.8% of net sales, from $54.9 million, or 7.2% of net sales, in the prior year period.

Net interest expense was $9.9 million for the twenty-six week period ended July 31, 2004, compared with $13.7 million for the twenty-six week period ended August 2, 2003. The reduction in interest expense was due mainly to the repurchase of $50.0 million in aggregate principal amount of our 10.75% senior subordinated notes in January 2004, the early repayment of $50.0 million on the term loan under our senior credit facility in August 2003, and a reduction of variable interest rates on the term loan, including a 0.5% reduction in the interest rate in connection with an amendment of the senior credit facility in August 2003.

Debt retirement costs in the twenty-six weeks ended August 2, 2003 were incurred in connection with the early repayment of $50.0 million on the term loan under our senior credit facility on August 1, 2003.

Income taxes for the twenty-six weeks ended July 31, 2004 were $22.8 million, compared with $15.1 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased to 39.4% in the first two quarters of fiscal 2004 from 38.1% in the prior year period, due primarily to having realized, in the second quarter of fiscal 2003, certain net operating losses which had not previously been realized in prior periods.

Net earnings in the twenty-six weeks ended July 31, 2004 increased 42.8% to $35.1 million, or $0.60 per diluted share, compared with net earnings of $24.6 million, or $0.42 per diluted share, in the prior year period.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $61.7 million and $66.4 million for the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixed assets for new stores, to remodel certain existing stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2004 will be approximately $100 million, which includes the opening of approximately 90 new stores and the estimated cost of remodeling approximately 50 existing stores to our newer store formats. We added 40 new stores during the first two quarters of fiscal 2004, or 31 stores net of relocations and closings. Cash used in investing activities was $43.6 million for the twenty-six week period ended July 31, 2004 and consisted primarily of capital expenditures totaling $40.6 million and the acquisition of intangible assets totaling $3.1 million, consisting largely of favorable lease rights. Cash used in investing activities was $59.3 million for the twenty-six week period ended August 2, 2003 and consisted primarily of capital expenditures totaling $56.4 million, including $14.0 million for the purchase of land and office buildings adjacent to our national support center and corporate headquarters, and the acquisition of a non-compete agreement in the amount of $3.0 million.

Net cash used in financing activities was $1.1 million and $52.8 million for the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively. Financing activities in the first two quarters of both fiscal 2004 and fiscal 2003 consisted primarily of repayments on our term loan and other long-term obligations. On August 1, 2003, we made an early repayment of $50.0 million on the term loan under our senior credit facility. In connection with the repayment, we entered into an amendment of the senior credit facility that resulted in an immediate interest rate reduction of 0.5% on the term loan and more favorable credit terms.

Our senior credit facility consists of a $75.0 million revolving credit facility and a $140.1 million term loan for a total commitment of $215.1 million. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest (1) in the case of the revolving credit facility, at our option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time, and (2) in the case of the term loan, at our option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. The interest rate on these borrowings at July 31, 2004 was 4.0%. Our senior credit facilities expire between October 2, 2006 and October 2, 2008. The agreement governing our senior credit facility contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage. At July 31, 2004, we were in full compliance with all of these covenants, and the outstanding balance of our term loan facility was $140.1 million, including a current portion of $1.4 million. There are no borrowings on our revolving credit facility, which had $50.1 million of available credit at July 31, 2004. Amounts can be withdrawn under the revolving credit facility for general business purposes. Future maturities of the term loan are $0.7 million in the remainder of fiscal 2004 and $1.4 million, $1.4 million, $34.9 million and $101.7 million in fiscal 2005, 2006, 2007 and 2008, respectively.

We have outstanding $120.0 million in aggregate principal amount of our senior subordinated notes, which mature on November 1, 2011. Interest on the senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually. We may redeem the senior subordinated notes at our option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

Our primary long-term capital requirement is funding for the opening of new stores as well as the remodeling of certain existing stores. We anticipate that funds generated by operations and funds available under our senior credit facility will be sufficient to finance our continued operations and planned store openings and remodels at least through the next twelve months.

Off-Balance Sheet Arrangements

At July 31, 2004, we had outstanding $24.9 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At July 31, 2004 and January 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All of the $140.1 million in debt under our senior credit facility as of July 31, 2004 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rate at July 31, 2004 would increase net interest expense by approximately $0.2 million on an annual basis, and would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at July 31, 2004.

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

Part II. Other Information

Item 1. Legal Proceedings

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which was transferred to the Santa Clara Superior Court, sought penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports caused negative publicity. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all of our stores. We defended the matter vigorously while at the same time exploring whether the matter could be amicably resolved. Without admitting any of the allegations of the City of San Francisco’s complaint, we reached a settlement of the matter in May 2004, pursuant to which the City of San Francisco agreed to drop its claims in consideration of our paying $50,000 and agreeing to continue certain training and animal care practices currently implemented in our San Francisco stores. We recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which did not have a material impact on our results of operations or financial condition.

The District Attorneys of various California counties, through the San Diego and Los Angeles District Attorneys, have investigated certain alleged weights and measures violations. The investigation specifically concerned whether checkout price scanners used in our stores identified prices that in some instances did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. The investigation also involved allegations regarding the proper care of companion animals. We worked cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, and a final resolution was reached in May 2004. Without our admitting any wrongdoing in the matter, we and the subject California counties entered into a stipulated settlement pursuant to which we made a payment to the counties of approximately $650,000 and agreed to make an investment of approximately $200,000 in improved scanning equipment and conduct increased price scanning audits over the next five years to avoid inconsistencies between posted and scanner prices. We recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which did not have a material impact on our results of operations or financial condition.

From time to time, we also receive inquiries or notices from other jurisdictions or regulatory authorities with respect to similar alleged weights and measures issues or violations, which we respond to in the ordinary course of business.

In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including us, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleges that the individual plaintiffs and the purported class members sought employment with the other retailers, or us, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. In December 2003, the court granted our request to dismiss the action due to certain defects regarding parties named in the initial complaint. Shortly thereafter, the three plaintiffs filed lawsuits against each retailer separately, but to date we have not been formally served with a complaint. Following formal receipt of a complaint, we intend to vigorously defend the action, and do not believe that the outcome of the matter will have a significant impact on our results of operations or financial condition in any future period. Due to the fact that we have not been formally served with a complaint, an estimate of the possible loss or range of loss cannot be made at this time.

In October 2003, we were served with a Civil Investigative Demand from the United States Federal Trade Commission, or FTC, seeking information and documents relating to our e-commerce website, petco.com, and more particularly our policies and practices regarding the protection of personal information furnished by customers to the website. The request stems from an incident in late June 2003 in which a self-proclaimed hacker purportedly obtained unauthorized access to a portion of our website. We have cooperated with the FTC’s inquiry by providing documents and information, and have taken and are taking additional steps to insure that our e-commerce customers’ privacy is maintained. At the present time, we are unable to determine whether the FTC will initiate any enforcement action against us or the financial impact any such action might entail. As a result, an estimate of the possible loss or range of loss cannot be made at this time.

We are also involved in other routine litigation arising in the ordinary course of our business. While the results of such other litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a significant adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 3, 2004 at the Marriott San Diego Del Mar in San Diego, California. Stockholders of record at the close of business on April 16, 2004 were entitled to notice of and to vote in person or by proxy at the annual meeting. As of the record date there were 57,485,300 shares of common stock outstanding and entitled to vote. At the annual meeting, the stockholders of the company voted on the election of three directors to hold office until the 2007 Annual Meeting of Stockholders and a shareholder proposal relating to the review of animal sales. At the annual meeting, each of the three directors nominated by management were elected and the shareholder proposal, which failed to receive the affirmative vote of a majority of the votes cast, was not approved. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, the number of abstentions and the number of broker non-votes, as applicable:

1.	To elect three directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

	Votes For	Votes Against or Withheld
James M. Myers	47,973,352	395,288
Jonathan Coslet	47,973,352	395,288
Charles W. Duddles	47,247,053	1,121,587

In addition to the election of Messrs. Myers, Coslet and Duddles, whose term of office expires at the 2007 Annual Meeting of Stockholders, the following directors who were not elected at the annual meeting have continuing terms of office as specified below:

Name of Director	Year of Annual Meeting at Which Term Expires
David B. Appel	2005
Julian C. Day	2005
Sandra N. Bane	2005
Brian K. Devine	2006
John G. Danhakl	2006
Arthur B. Laffer	2006

2.	People for the Ethical Treatment of Animals, or PETA, presented a shareholder proposal requesting that the Board of Directors issue a report, prepared at reasonable cost and omitting proprietary information, reviewing all operational costs and liabilities associated with PETCO’s sale of animals to determine the viability of a policy ending the sale of animals, allowing PETCO to concentrate on its business of providing animal supplies and services and expanding adoptions. As of the date this proposal was received, PETA owned 167 shares of our common stock. As stated in our proxy statement with respect to the 2004 annual meeting of stockholders, abstentions have the same effect as a vote against the shareholder proposal. The Board of Directors recommended a vote against this shareholder proposal.

Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
1,082,846	41,999,901	1,855,890	3,417,003

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

On June 17, 2004, we filed a report on Form 8-K with respect to the Underwriting Agreement dated June 10, 2004 by and among the Company, the selling stockholders named in Schedule II therein and Morgan Stanley & Co. Incorporated, relating to the public offering by such selling stockholders of an aggregate of 5,000,000 shares of our common stock pursuant to our Registration Statement on Form S-3 (File No. 333-112590).

On June 22, 2004, we filed a report on Form 8-K with respect to the Underwriting Agreement dated June 17, 2004 by and among the Company, the selling stockholders named in Schedule II therein and Lehman Brothers Inc., relating to the public offering by such selling stockholders of an aggregate of 280,000 shares of our common stock pursuant to our Registration Statement on Form S-3 (File No. 333-112590).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.

By:	/s/ JAMES M. MYERS
James M. Myers Chief Executive Officer

Date: August 30, 2004

By:	/s/ RODNEY CARTER
Rodney Carter Senior Vice President and Chief Financial Officer

Date: August 30, 2004