Form 10-Q
period 2004-10-30
PETCO ANIMAL SUPPLIES INC
filed 2004-12-07
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	December 3, 2004	57,619,000

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended October 30, 2004

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31, 2004	October 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,201	$90,108
Receivables	12,514	16,891
Inventories	139,513	162,872
Deferred tax assets	12,047	16,539
Other	12,907	10,971

Total current assets	239,182	297,381
Fixed assets, at cost	520,503	583,218
Less accumulated depreciation	(264,156)	(294,781)

Fixed assets, net	256,347	288,437
Debt issuance costs	4,251	3,343
Goodwill	40,289	40,179
Other assets	11,793	16,399

Total assets	$551,862	$645,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,773	$77,389
Accrued salaries and employee benefits	57,223	67,446
Accrued expenses and other liabilities	67,260	69,523
Current portion of long-term debt	1,920	1,870

Total current liabilities	190,176	216,228
Long-term debt, excluding current portion	139,370	138,305
Senior subordinated notes payable	120,000	120,000
Deferred tax liability	26,919	33,871
Deferred rent and other liabilities	22,264	26,989

Total liabilities	498,729	535,393

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 57,458 and 57,586 shares issued and outstanding at January 31, 2004 and October 30, 2004, respectively	57	58
Additional paid-in capital	66,105	67,835
Retained earnings (accumulated deficit)	(13,029)	42,453

Total stockholders’ equity	53,133	110,346

Total liabilities and stockholders’ equity	$551,862	$645,739

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004
Net sales	$403,595	$455,469	$1,166,468	$1,319,832
Cost of sales and occupancy costs	266,474	294,269	780,517	860,885

Gross profit	137,121	161,200	385,951	458,947
Selling, general and administrative expenses	104,785	121,658	298,694	351,656

Operating income	32,336	39,542	87,257	107,291
Interest income	(186)	(351)	(1,270)	(682)
Interest expense	6,561	5,242	21,312	15,430
Debt retirement costs	—	—	1,572	—

Earnings before income taxes	25,961	34,651	65,643	92,543
Income taxes	6,752	13,649	21,877	36,477

Net earnings	$19,209	$21,002	$43,766	$56,066

Net earnings per share:
Basic	$0.33	$0.36	$0.76	$0.97

Diluted	$0.33	$0.36	$0.75	$0.96

Shares used for computing net earnings per share:
Basic	57,448	57,554	57,411	57,512

Diluted	58,465	58,510	58,223	58,474

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirty-nine weeks ended
	November 1, 2003	October 30, 2004
Cash flows from operating activities:
Net earnings	$43,766	$56,066
Depreciation and amortization	42,625	47,247
Amortization of debt issuance costs	1,130	914
Provision for deferred and other taxes	14,553	3,845
Non-cash write-off of debt issuance costs	1,572	—
Changes in assets and liabilities:
Receivables	(1,040)	(4,377)
Inventories	(16,038)	(23,359)
Other assets	(3,367)	1,368
Accounts payable	5,144	13,616
Accrued salaries and employee benefits	8,666	10,223
Accrued expenses and other liabilities	576	2,460
Deferred rent	1,060	4,013

Net cash provided by operating activities	98,647	112,016

Cash flows from investing activities:
Additions to fixed assets	(81,740)	(78,666)
Acquisitions of intangible assets	(3,037)	(3,767)
Repayments of employee loans	245	263

Net cash used in investing activities	(84,532)	(82,170)

Cash flows from financing activities:
Repayments of long-term debt	(51,665)	(1,438)
Debt issuance costs	(1,488)	—
Costs of common stock sold by stockholders	(1,423)	(584)
Net proceeds from issuance of common stock	86	83

Net cash used in financing activities	(54,490)	(1,939)

Net increase (decrease) in cash and cash equivalents	(40,375)	27,907
Cash and cash equivalents at beginning of year	108,937	62,201

Cash and cash equivalents at end of period	$68,562	$90,108

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

PETCO Animal Supplies, Inc. (the “Company” or “PETCO”), a Delaware corporation, is a national specialty retailer of premium pet food, supplies and services with 705 stores in 47 states and the District of Columbia as of October 30, 2004. The Company’s products include pet food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies.

In the opinion of management of PETCO, the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of October 30, 2004 and for the thirteen and thirty-nine week periods ended November 1, 2003 and October 30, 2004. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain prior period amounts have been reclassified to conform to the current period presentation. Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended November 1, 2003 and October 30, 2004 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2004 refer to the fiscal year beginning on February 1, 2004 and ending on January 29, 2005. All of the Company’s stores are aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. For further information, refer to the consolidated financial statements and related footnotes for fiscal 2003 included in the Company’s Annual Report on Form 10-K (File No. 000-23574) filed with the Securities and Exchange Commission on April 5, 2004.

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

The Company adopted EITF 03-10, Application of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers, during the first quarter of fiscal 2004. EITF 03-10 addresses the accounting for consideration received by a reseller in the form of a reimbursement by a vendor for honoring a vendor’s sales incentives offered directly to consumers, and requires such consideration to be accounted for as a reduction of cost of sales unless certain criteria are met. Prior to the adoption of EITF 03-10, such vendors’ sales incentives were recognized as net sales. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first quarter of fiscal 2004. In accordance with EITF 03-10, the fiscal 2003 consolidated financial statements have been reclassified to conform to this accounting change. For the thirteen and thirty-nine week periods ended November 1, 2003, the adoption of EITF 03-10 resulted in the reclassification of $11.7 million and $32.0 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs, respectively. For the thirteen and thirty-nine week periods ended October 30, 2004, the corresponding amount of vendors’ sales incentives recorded as a reduction of cost of sales and occupancy costs was $12.6 million and $34.6 million, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004
Net earnings before stock-based compensation	$19,209	$21,002	$43,766	$56,066
Stock-based compensation using the fair value method, net of tax	(650)	(1,805)	(1,718)	(4,835)

Pro forma net earnings	$18,559	$19,197	$42,048	$51,231

Basic earnings per share – as reported	$0.33	$0.36	$0.76	$0.97
Basic earnings per share – pro forma	$0.32	$0.33	$0.73	$0.89
Diluted earnings per share – as reported	$0.33	$0.36	$0.75	$0.96
Diluted earnings per share – pro forma	$0.32	$0.33	$0.72	$0.88

The weighted-average fair value per share of the options granted during the thirteen week periods ended November 1, 2003 and October 30, 2004 was an estimated $13.14 and $14.07 and during the thirty-nine week periods ended November 1, 2003 and October 30, 2004 was an estimated $7.35 and $12.95, respectively. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	43%	43%	43%	41%
Risk-free interest rate	3.2%	3.4%	3.2%	2.7%
Expected life	5 years	5 years	5 years	5 years

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004
Net earnings	$19,209	$21,002	$43,766	$56,066

Common shares, basic	57,448	57,554	57,411	57,512
Dilutive effect of stock options	1,017	956	812	962

Common shares, diluted	58,465	58,510	58,223	58,474

Options to purchase common shares that were outstanding at November 1, 2003 and October 30, 2004 but were not included in the computation of diluted net earnings per share during the periods presented because of their anti-dilutive impact were 5 and 80 for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, and 1,232 and 1,301 for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.

Note 5—Long-Term Debt

The Company has a senior credit facility that consists of a $75.0 million revolving credit facility and a $139.7 million term loan for a total commitment of $214.7 million. The senior credit facilities expire between October 2, 2006 and October 2, 2008. Borrowings under the senior credit facility are secured by substantially all of the Company’s assets and bear interest (1) in the case of the revolving credit facility, at the Company’s option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on the Company’s leverage ratio at the time, and (2) in the case of the term loan, at the Company’s option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. Amounts can be drawn under the revolving credit facility for general business purposes. The Company incurs a fee of 2.0% on letters of credit issued under the revolving credit facility and a fee of 0.5% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage. At October 30, 2004, the Company was in full compliance with all of the covenants, and the outstanding balance of the Company’s term loan facility was $139.7 million, including a current portion of $1.4 million. There are no borrowings on the Company’s revolving credit facility, which had $50.2 million of available credit at October 30, 2004. The interest rate at October 30, 2004 on the borrowings under the term loan facility was 4.5%.

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

Note 7—Contingencies

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in the Company’s two San Francisco stores. The complaint, which was transferred to the Santa Clara Superior Court, sought penalties and an injunction against the sale of companion animals in the Company’s San Francisco stores. The complaint and related news reports caused negative publicity. The Company takes seriously any allegations regarding the proper care of companion animals and has taken steps to reiterate to all its associates the importance of proper care for all companion animals in all of the Company’s stores. The Company defended the matter vigorously while at the same time exploring whether the matter could be amicably resolved. Without admitting any of the allegations of the City of San Francisco’s complaint, the Company reached a settlement of the matter in May 2004, pursuant to which the City of San Francisco agreed to drop its claims in consideration of the Company paying $50,000 and agreeing to continue certain training and animal care practices currently implemented in the Company’s San Francisco stores. The Company recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which were paid during the thirty-nine week period ended October 30, 2004 and which did not have a material impact on the Company’s results of operations or financial condition.

The District Attorneys of various California counties, through the San Diego and Los Angeles District Attorneys, have investigated certain alleged weights and measures violations. The investigation specifically concerned whether checkout price scanners used in the Company’s stores identified prices that in some instances did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. The investigation also involved allegations regarding the proper care of companion animals. The Company worked cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, and a final resolution was reached in May 2004. Without the Company admitting any wrongdoing in the matter, the Company and the subject California counties entered into a stipulated settlement pursuant to which the Company made a payment to the counties of approximately $650,000 and agreed to make an investment of approximately $200,000 in improved scanning equipment and conduct increased price scanning audits over the next five years to avoid inconsistencies between posted and scanner prices. The Company recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which were paid during the thirty-nine week period ended October 30, 2004 and which did not have a material impact on the Company’s results of operations or financial condition.

From time to time, the Company also receives inquiries or notices from other jurisdictions or regulatory authorities with respect to similar alleged weights and measures issues or violations, which the Company responds to in the ordinary course of business.

In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including the Company, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleged that the individual plaintiffs and the purported class members sought employment with the other retailers, or the Company, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. In December 2003, the court granted the Company’s request to dismiss the action due to certain defects regarding parties named in the initial complaint. Shortly thereafter, the three plaintiffs filed lawsuits against each retailer separately. PETCO resolved this matter in November 2004 by entering into a settlement agreement under which PETCO has agreed to a payment in the amount of $13,000 and the plaintiffs have agreed to dismiss their claim with prejudice. The Company recorded an accrual for estimated losses related to this matter at October 30, 2004, which did not have a material impact on the Company’s results of operations or financial condition.

In October 2003, the Company was served with a Civil Investigative Demand from the United States Federal Trade Commission, or FTC, seeking information and documents relating to the Company’s e-commerce website, petco.com, and more particularly the Company’s policies and practices regarding the protection of personal information furnished by customers to the website. The request stems from an incident in late June 2003 in which a self-proclaimed hacker purportedly obtained unauthorized access to a portion of the Company’s website. The Company has cooperated with the FTC’s inquiry by providing documents and information, and has taken and is taking additional steps to ensure that its e-commerce customers’ privacy is maintained. The Company resolved this matter by entering into a consent order in which, while not admitting to any past concerns, the Company agreed to avoid potentially misrepresenting the level of security on its website and to strengthen its website security measures against unauthorized access. On November 17, 2004, the FTC approved the consent order. The resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Note 8—Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior subordinated notes are guaranteed by certain of its subsidiaries (the guarantor subsidiaries) on a full and unconditional basis. Each of these subsidiaries is, directly or indirectly, 100% owned by the Company, and the guarantees are joint and several. Certain other subsidiaries (the non-guarantor subsidiaries) do not guarantee such debt. The following tables present the condensed consolidating balance sheets of PETCO Animal Supplies, Inc., as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of January 31, 2004 and October 30, 2004, the related condensed consolidating statements of operations for each of the thirteen and thirty-nine week periods ended November 1, 2003 and October 30, 2004, and the related condensed consolidating statements of cash flows for the thirty-nine week periods ended November 1, 2003 and October 30, 2004.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$61,428	$773	$—	$—	$62,201
Receivables	78	12,436	—	—	12,514
Inventories	129,787	9,726	—	—	139,513
Deferred tax assets	12,047	—	—	—	12,047
Other	10,024	2,883	—	—	12,907

Total current assets	213,364	25,818	—	—	239,182
Fixed assets, net	234,118	22,229	—	—	256,347
Goodwill	—	40,289	—	—	40,289
Intercompany investments and advances	266,219	23,639	—	(289,858)	—
Other assets	12,388	3,656	—	—	16,044

Total assets	$726,089	$115,631	$—	$(289,858)	$551,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(2,929)	$66,702	$—	$—	$63,773
Intercompany payables	251,372	(251,372)	—	—	—
Accrued salaries and employee benefits	56,167	1,056	—	—	57,223
Accrued expenses and other liabilities	58,548	8,712	—	—	67,260
Current portion of long-term debt	1,920	—	—	—	1,920

Total current liabilities	365,078	(174,902)	—	—	190,176
Long-term debt, excluding current portion	139,370	—	—	—	139,370
Senior subordinated notes payable	120,000	—	—	—	120,000
Deferred tax liability	26,919	—	—	—	26,919
Deferred rent and other liabilities	21,589	675	—	—	22,264

Total liabilities	672,956	(174,227)	—	—	498,729
Stockholders’ equity	53,133	289,858	—	(289,858)	53,133

Total liabilities and stockholders’ equity	$726,089	$115,631	$—	$(289,858)	$551,862

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY BALANCE SHEET

October 30, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$89,415	$693	$—	$—	$90,108
Receivables	2,035	14,856	—	—	16,891
Inventories	151,022	11,850	—	—	162,872
Deferred tax assets	16,539	—	—	—	16,539
Other	10,166	805	—	—	10,971

Total current assets	269,177	28,204	—	—	297,381
Fixed assets, net	262,484	25,953	—	—	288,437
Goodwill	—	40,179	—	—	40,179
Intercompany investments and advances	311,959	23,639	—	(335,598)	—
Other assets	17,253	2,489	—	—	19,742

Total assets	$860,873	$120,464	$—	$(335,598)	$645,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,579	$73,810	$—	$—	$77,389
Intercompany payables	297,806	(297,806)	—	—	—
Accrued salaries and employee benefits	65,521	1,925	—	—	67,446
Accrued expenses and other liabilities	63,259	6,264	—	—	69,523
Current portion of long-term debt	1,870	—	—	—	1,870

Total current liabilities	432,035	(215,807)	—	—	216,228
Long-term debt, excluding current portion	138,305	—	—	—	138,305
Senior subordinated notes payable	120,000	—	—	—	120,000
Deferred tax liability	33,871	—	—	—	33,871
Deferred rent and other liabilities	26,316	673	—	—	26,989

Total liabilities	750,527	(215,134)	—	—	535,393
Stockholders’ equity	110,346	335,598	—	(335,598)	110,346

Total liabilities and stockholders’ equity	$860,873	$120,464	$—	$(335,598)	$645,739

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENTS OF OPERATIONS

For the thirteen weeks ended November 1, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$373,634	$289,791	$—	$(259,830)	$403,595
Cost of sales and occupancy costs	254,921	238,179	—	(226,626)	266,474

Gross profit	118,713	51,612	—	(33,204)	137,121
Selling, general and administrative expenses	97,515	40,474	—	(33,204)	104,785

Operating income	21,198	11,138	—	—	32,336
Interest income	(186)	—	—	—	(186)
Interest expense	6,561	—	—	—	6,561

Earnings before income taxes	14,823	11,138	—	—	25,961
Income taxes	6,752	—	—	—	6,752

Earnings before equity in earnings of subsidiaries	8,071	11,138	—	—	19,209
Equity in earnings of subsidiaries	11,138	—	—	(11,138)	—

Net earnings	$19,209	$11,138	$—	$(11,138)	$19,209

For the thirteen weeks ended October 30, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$424,027	$307,328	$—	$(275,886)	$455,469
Cost of sales and occupancy costs	286,618	246,554	—	(238,903)	294,269

Gross profit	137,409	60,774	—	(36,983)	161,200
Selling, general and administrative expenses	113,202	45,439	—	(36,983)	121,658

Operating income	24,207	15,335	—	—	39,542
Interest income	(351)	—	—	—	(351)
Interest expense	5,242	—	—	—	5,242

Earnings before income taxes	19,316	15,335	—	—	34,651
Income taxes	13,649	—	—	—	13,649

Earnings before equity in earnings of subsidiaries	5,667	15,335	—	—	21,002
Equity in earnings of subsidiaries	15,335	—	—	(15,335)	—

Net earnings	$21,002	$15,335	$—	$(15,335)	$21,002

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENTS OF OPERATIONS

For the thirty-nine weeks ended November 1, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,075,627	$800,760	$—	$(709,919)	$1,166,468
Cost of sales and occupancy costs	739,917	661,337	—	(620,737)	780,517

Gross profit	335,710	139,423	—	(89,182)	385,951
Selling, general and administrative expenses	281,555	106,321	—	(89,182)	298,694

Operating income	54,155	33,102	—	—	87,257
Interest income	(1,270)	—	—	—	(1,270)
Interest expense	21,312	—	—	—	21,312
Debt retirement costs	1,572	—	—	—	1,572

Earnings before income taxes	32,541	33,102	—	—	65,643
Income taxes	21,877	—	—	—	21,877

Earnings before equity in earnings of subsidiaries	10,664	33,102	—	—	43,766
Equity in earnings of subsidiaries	33,102	—	—	(33,102)	—

Net earnings	$43,766	$33,102	$—	$(33,102)	$43,766

For the thirty-nine weeks ended October 30, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,223,714	$893,175	$—	$(797,057)	$1,319,832
Cost of sales and occupancy costs	836,944	713,025	—	(689,084)	860,885

Gross profit	386,770	180,150	—	(107,973)	458,947
Selling, general and administrative expenses	325,220	134,409	—	(107,973)	351,656

Operating income	61,550	45,741	—	—	107,291
Interest income	(682)	—	—	—	(682)
Interest expense	15,430	—	—	—	15,430

Earnings before income taxes	46,802	45,741	—	—	92,543
Income taxes	36,477	—	—	—	36,477

Earnings before equity in earnings of subsidiaries	10,325	45,741	—	—	56,066
Equity in earnings of subsidiaries	45,741	—	—	(45,741)	—

Net earnings	$56,066	$45,741	$—	$(45,741)	$56,066

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING GUARANTOR, NON-GUARANTOR AND

PARENT COMPANY STATEMENTS OF CASH FLOWS

For the thirty-nine weeks ended November 1, 2003

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$43,766	$33,102	$—	$(33,102)	$43,766
Adjustments to reconcile net earnings to net cash provided by operating activities	49,968	(28,189)	—	33,102	54,881

Net cash provided by operating activities	93,734	4,913	—	—	98,647

Cash flows from investing activities:
Additions to fixed assets	(79,632)	(2,108)	—	—	(81,740)
Acquisitions of intangible assets	—	(3,037)	—	—	(3,037)
Repayments of employee loans	245	—	—	—	245

Net cash used in investing activities	(79,387)	(5,145)	—	—	(84,532)

Cash flows from financing activities:
Repayments of long term debt	(51,665)	—	—	—	(51,665)
Debt issuance costs	(1,488)	—	—	—	(1,488)
Costs of common stock sold by stockholders	(1,423)	—	—	—	(1,423)
Net proceeds from issuance of common stock	86	—	—	—	86

Net cash used in financing activities	(54,490)	—	—	—	(54,490)

Net decrease in cash and cash equivalents	(40,143)	(232)	—	—	(40,375)
Cash and cash equivalents at beginning of year	108,174	763	—	—	108,937

Cash and cash equivalents at end of period	$68,031	$531	$—	$—	$68,562

For the thirty-nine weeks ended October 30, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$56,066	$45,741	$—	$(45,741)	$56,066
Adjustments to reconcile net earnings to net cash provided by operating activities	49,124	(38,915)	—	45,741	55,950

Net cash provided by operating activities	105,190	6,826	—	—	112,016

Cash flows from investing activities:
Additions to fixed assets	(71,760)	(6,906)	—	—	(78,666)
Acquisitions of intangible assets	(3,767)	—	—	—	(3,767)
Repayments of employee loans	263	—	—	—	263

Net cash used in investing activities	(75,264)	(6,906)	—	—	(82,170)

Cash flows from financing activities:
Repayments of long term debt	(1,438)	—	—	—	(1,438)
Costs of common stock sold by stockholders	(584)	—	—	—	(584)
Net proceeds from issuance of common stock	83	—	—	—	83

Net cash used in financing activities	(1,939)	—	—	—	(1,939)

Net increase (decrease) in cash and cash equivalents	27,987	(80)	—	—	27,907
Cash and cash equivalents at beginning of year	61,428	773	—	—	62,201

Cash and cash equivalents at end of period	$89,415	$693	$—	$—	$90,108

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

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At October 30, 2004, we operated 705 stores in 47 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations. Our stores combine the broad merchandise selection and everyday low prices of a pet supply warehouse store with the convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target “pet parent” customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories.

We have increased our net sales from $839.6 million in fiscal 1998 to $1.65 billion in fiscal 2003, for a compound annual growth rate, or CAGR, of 14.5%. We also increased our operating income from $31.8 million in fiscal 2001, which includes unusual charges and expenses totaling $58.0 million, to $137.7 million in fiscal 2003. For the first three quarters of fiscal 2004, we increased our net sales by 13.1%, to $1.3 billion, and increased our operating income by 23.0%, to $107.3 million, over the prior year period. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive greater sales of higher-margin pet accessories, supplies and services, which have grown to approximately 71% of net sales in the third quarter of fiscal 2004, up from approximately 62% of net sales in fiscal 1999; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 8% to 10% per year on a long-term basis, by both focusing on existing markets and targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2003 was 10.5%, and our year-over-year increase in square footage as of October 30, 2004 was 10.7%. Our total store square footage at October 30, 2004 was approximately 9.9 million square feet. We plan to open 80 to 85 new stores in fiscal 2004, or approximately 65 stores net of relocations and closings. Our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%. In fiscal 2004, we intend to remodel approximately 50 of our existing stores into our newer formats, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close under-performing stores. As a result of our store expansion strategy, operating results in any future period may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	66.0	64.6	66.9	65.2

Gross profit	34.0	35.4	33.1	34.8
Selling, general and administrative expenses	26.0	26.7	25.6	26.6

Operating income	8.0	8.7	7.5	8.1
Interest expense, net	1.6	1.1	1.7	1.1
Debt retirement costs	0.0	0.0	0.1	0.0

Earnings before income taxes	6.4	7.6	5.6	7.0
Income taxes	1.7	3.0	1.9	2.8

Net earnings	4.8%	4.6%	3.8%	4.2%

Store Data:
Percentage increase in comparable store net sales (1)	6.0%	7.0%	5.6%	6.7%
Net sales per square foot (2)	$47	$48	$140	$144

(1)	A new store becomes a comparable store on the first day of the fiscal month following 12 full fiscal months of operations. Relocated stores become comparable stores on the first day of operations. Comparable stores also include expanded stores and exclude closed stores as of the first day of the month of closing.

(2)	Calculated by dividing net sales by gross square footage of stores open, weighted by the number of months stores are open during the period.

Thirteen Weeks Ended October 30, 2004 Compared With Thirteen Weeks Ended November 1, 2003

Net sales increased 12.9% to $455.5 million for the thirteen week period ended October 30, 2004 from $403.6 million for the thirteen week period ended November 1, 2003. The increase in net sales resulted primarily from the comparable store net sales increase of 7.0% and the increase in our square footage of 10.7% from November 1, 2003 to October 30, 2004. We have added 67 new stores since the prior year third quarter, or 53 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $28.7 million, or 55.2%, of the net sales increase, while the net increase in our store base accounted for approximately $23.2 million, or 44.8%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, which represented over one-half of the increase, increased customer traffic and price increases in certain product categories. The improved product mix and increased customer traffic are due partly to our continuing initiative to remodel stores to our newer store formats. We have remodeled 40 stores to our newer formats since the prior year third quarter, including 15 stores in the third quarter of fiscal 2004, and now have a total of 304 stores in these formats.

We adopted Emerging Issues Task Force, or EITF, Issue 03-10 during the first quarter of fiscal 2004. EITF 03-10 addresses the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers, and requires such consideration to be accounted for as a reduction of cost of sales and occupancy costs unless certain criteria are met. Previously, we recognized such vendors’ sales incentives as net sales. In accordance with EITF 03-10, the consolidated financial statements for fiscal 2003 have been reclassified to conform to this accounting change. For the thirteen week period ended November 1, 2003, the adoption of EITF 03-10 resulted in the reclassification of $11.7 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs. For the fourth quarter of fiscal 2003, we will reclassify $11.7 million of vendors’ sales incentives for a total of $43.7 million for the full fiscal year 2003. For the thirteen week period ended October 30, 2004, the corresponding amount of vendors’ sales incentives recorded as a reduction of cost of sales and occupancy costs was $12.6 million.

Gross profit increased 17.6% to $161.2 million for the third quarter of fiscal 2004 from $137.1 million for the prior year quarter. Gross profit as a percentage of net sales increased to 35.4% from 34.0% in the prior year quarter, an increase of 1.4% of net sales. An increase of approximately 0.8% of net sales was due to the continuing change in our sales mix from lower-margin pet food to higher-margin categories, improvements in pet food margins and a reduction of inventory shrinkage costs, partially offset by an increase in fuel prices and overall distribution costs. The remainder of the increase, or approximately 0.6% of net sales, is a result of our adoption of EITF No. 02-16 in the first quarter of fiscal 2003. This accounting change results in the initial deferral of substantially all of our vendor support as a reduction of inventory, which is realized as a reduction of cost of sales and occupancy costs as the related inventory is sold. In periods prior to the first quarter of fiscal 2003, we recorded certain vendor support, including cooperative advertising reimbursement, as a reduction of selling, general and administrative expenses when earned. EITF 02-16 applied prospectively to vendor arrangements entered into or modified subsequent to December 31, 2002. Because we follow a practice of continually negotiating new arrangements with suppliers, the effects of this accounting change were phased in over the course of fiscal 2003. As of the beginning of fiscal 2004, substantially all of our supplier arrangements are accounted for pursuant to EITF 02-16. The phased-in effect of the adoption of EITF 02-16 in fiscal 2003 affects year-over-year financial statement comparisons to a progressively lesser degree each quarter over the course of fiscal 2004.

Selling, general and administrative expenses increased to $121.7 million in the third quarter of fiscal 2004 from $104.8 million in the prior year quarter. As a percentage of net sales, selling, general and administrative expenses increased to 26.7% in the third quarter of fiscal 2004 from 26.0% in the prior year quarter. The adoption of EITF No. 02-16 accounted for an increase in selling, general and administrative expenses of 0.2% of net sales. Higher store pre-opening costs caused by an increase in the number of stores opening in the third and fourth quarters of fiscal 2004 accounted for an increase in selling, general and administrative expenses of 0.2% of sales. The remainder of the increase resulted primarily from costs associated with the implementation of Sarbanes-Oxley Section 404 and higher workers’ compensation costs and insurance costs.

Operating income in the third quarter of fiscal 2004 increased 22.3% to $39.5 million, or 8.7% of net sales, from $32.3 million, or 8.0% of net sales, in the prior year quarter.

Net interest expense was $4.9 million for the thirteen week period ended October 30, 2004, compared with $6.4 million for the thirteen week period ended November 1, 2003. The reduction in interest expense was due mainly to the repurchase of $50.0 million in aggregate principal amount of our 10.75% senior subordinated notes in January 2004.

Income taxes for the third quarter of fiscal 2004 were $13.6 million, compared with $6.8 million in the prior year quarter. Income taxes as a percentage of earnings before income taxes increased to 39.4% in the third quarter of fiscal 2004 from 26.0% in the third quarter of fiscal 2003, due primarily to the favorable resolution of an income tax accrual in the prior year’s third quarter, which resulted in a benefit of $3.4 million.

Net earnings in the third quarter of fiscal 2004 increased 9.3% to $21.0 million, or $0.36 per diluted share, compared with net earnings of $19.2 million, or $0.33 per diluted share, in the prior year quarter.

Thirty-Nine Weeks Ended October 30, 2004 Compared With Thirty-Nine Weeks Ended November 1, 2003

Net sales increased 13.1% to $1.3 billion for the thirty-nine week period ended October 30, 2004 from $1.2 billion for the thirty-nine week period ended November 1, 2003. The increase in net sales resulted primarily from the comparable store net sales increase of 6.7% and the increase in our square footage of 10.7% from November 1, 2003 to October 30, 2004. We have added 67 new stores since the prior year third quarter, or 53 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $79.2 million, or 51.6%, of the net sales increase, while the net increase in our store base accounted for approximately $74.2 million, or 48.4%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, increased customer traffic and price increases in certain product categories. The improved product mix and increased customer traffic are due partly to our continuing initiative to remodel stores to our newer store formats. We have remodeled 40 stores to our newer formats since the prior year third quarter, all of which were remodeled in the first three quarters of fiscal 2004.

For the thirty-nine week period ended November 1, 2003, the adoption of EITF 03-10 resulted in the reclassification of $32.0 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs. For the thirty-nine week period ended October 30, 2004, the corresponding amount of vendors’ sales incentives recorded as a reduction of cost of sales and occupancy costs was $34.6 million.

Gross profit increased 18.9% to $458.9 million for the thirty-nine week period ended October 30, 2004 from $386.0 million for the prior year period. Gross profit as a percentage of net sales increased to 34.8% from 33.1% in the prior year period, an increase of 1.7% of net sales. An increase of approximately 0.7% of net sales was due to the continuing change in our sales mix from lower-margin pet food to higher-margin categories, improvements in pet food margins and a reduction of inventory shrinkage costs, partially offset by an increase in fuel prices and overall distribution costs and an increase in store closing costs for planned store closures. The remainder of the increase, or approximately 1.0% of net sales, is a result of our adoption of EITF No. 02-16 in the first quarter of fiscal 2003.

Selling, general and administrative expenses increased to $351.7 million in the thirty-nine weeks ended October 30, 2004 from $298.7 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 26.6% in the thirty-nine week period ended October 30, 2004 from 25.6% in the prior year period. This increase resulted primarily from the adoption of EITF No. 02-16, which accounted for an increase in selling, general and administrative expenses of 0.8% of net sales. The remainder of the increase resulted primarily from costs associated with the implementation of Sarbanes-Oxley Section 404 and higher workers’ compensation costs and insurance costs.

Operating income in the thirty-nine weeks ended October 30, 2004 increased 23.0% to $107.3 million, or 8.1% of net sales, from $87.3 million, or 7.5% of net sales, in the prior year period.

Net interest expense was $14.7 million for the thirty-nine week period ended October 30, 2004, compared with $20.0 million for the thirty-nine week period ended November 1, 2003. The reduction in interest expense was due mainly to the repurchase of $50.0 million in aggregate principal amount of our 10.75% senior subordinated notes in January 2004, the early repayment of $50.0 million on the term loan under our senior credit facility in August 2003, and a reduction of variable interest rates on the term loan, including a 0.5% reduction in the interest rate in connection with an amendment of the senior credit facility in August 2003.

Debt retirement costs in the thirty-nine weeks ended November 1, 2003 were incurred in connection with the early repayment of $50.0 million on the term loan under our senior credit facility on August 1, 2003.

Income taxes for the thirty-nine weeks ended October 30, 2004 were $36.5 million, compared with $21.9 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased to 39.4% in the thirty-nine week period ended October 30, 2004 from 33.3% in the prior year period, due primarily to the favorable resolution of an income tax accrual in the prior year’s third quarter, which resulted in a benefit of $3.4 million. The remainder of the increase is due primarily to having realized, in the second quarter of fiscal 2003, certain net operating losses which had not previously been realized in prior periods.

Net earnings in the thirty-nine weeks ended October 30, 2004 increased 28.1% to $56.1 million, or $0.96 per diluted share, compared with net earnings of $43.8 million, or $0.75 per diluted share, in the prior year period.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $112.0 million and $98.6 million for the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixed assets for new stores, to remodel certain existing stores and, to a lesser extent, to purchase warehouse and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2004 will be approximately $100 million, which includes the opening of approximately 80 to 85 new stores and the estimated cost of remodeling approximately 50 existing stores to our newer store formats. We added 64 new stores during the first three quarters of fiscal 2004, or 51 stores net of relocations and closings. Cash used in investing activities was $82.2 million for the thirty-nine week period ended October 30, 2004 and consisted primarily of capital expenditures totaling $78.7 million and the acquisition of intangible assets totaling $3.8 million, consisting largely of favorable lease rights. Cash used in investing activities was $84.5 million for the thirty-nine week period ended November 1, 2003 and consisted primarily of capital expenditures totaling $81.7 million, including $14.0 million for the purchase of land and office buildings adjacent to our national support center and corporate headquarters, and the acquisition of a non-compete agreement in the amount of $3.0 million.

Net cash used in financing activities was $1.9 million and $54.5 million for the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively. Financing activities in the first three quarters of both fiscal 2004 and fiscal 2003 consisted primarily of repayments on our term loan and other long-term obligations. On August 1, 2003, we made an early repayment of $50.0 million on the term loan under our senior credit facility. In connection with the repayment, we entered into an amendment of the senior credit facility that resulted in an immediate interest rate reduction of 0.5% on the term loan and more favorable credit terms.

Our senior credit facility consists of a $75.0 million revolving credit facility and a $139.7 million term loan for a total commitment of $214.7 million. Borrowings under the senior credit facility are secured by substantially all of our assets and bear interest (1) in the case of the revolving credit facility, at our option, at the agent bank’s base rate plus a margin of up to 2.25%, or LIBOR plus a margin of up to 3.25%, based on our leverage ratio at the time, and (2) in the case of the term loan, at our option, at the agent bank’s base rate plus a fixed margin of 1.5%, or LIBOR plus a fixed margin of 2.5%. The interest rate on these borrowings at October 30, 2004 was 4.5%. Our senior credit facilities expire between October 2, 2006 and October 2, 2008. The agreement governing our senior credit facility contains certain affirmative and negative covenants related to, among other things, indebtedness, interest and fixed charges coverage. At October 30, 2004, we were in full compliance with all of these covenants, and the outstanding balance of our term loan facility was $139.7 million, including a current portion of $1.4 million. There are no borrowings on our revolving credit facility, which had $50.2 million of available credit at October 30, 2004. Amounts can be withdrawn under the revolving credit facility for general business purposes. Future maturities of the term loan are $0.4 million in the remainder of fiscal 2004 and $1.4 million, $1.4 million, $34.9 million and $101.6 million in fiscal 2005, 2006, 2007 and 2008, respectively.

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

Our primary long-term capital requirement is funding for the opening of new stores as well as the remodeling of certain existing stores. We expect that funds generated by operations and funds available under our senior credit facility will be sufficient to finance our continued operations and planned store openings and remodels at least through the next twelve months.

Off-Balance Sheet Arrangements

At October 30, 2004, we had outstanding $24.8 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At October 30, 2004 and January 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All of the $139.7 million in debt under our senior credit facility as of October 30, 2004 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rate at October 30, 2004 would increase net interest expense by approximately $0.3 million on an annual basis, and would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at October 30, 2004.

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

Sarbanes-Oxley Section 404 Compliance

We are currently evaluating the design and operating effectiveness of our internal controls over financial reporting as part of our effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of our fiscal year end on January 29, 2005. Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in fiscal 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our report on Form 10-K for the fiscal year ending on January 29, 2005. As a result of this effort, we have identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. We have designed and are currently implementing improvements that we believe will adequately mitigate these deficiencies, and we expect that such improvements will be implemented in sufficient time to ensure their operating effectiveness as of January 29, 2005. We are also testing our significant financial reporting systems to ensure that the key application controls that are dependent on these systems are operating effectively. We do not believe that the aforementioned deficiencies in information system general controls have had or will have a material impact on our financial statements. In addition, as a result of our remediation initiatives and the testing of our key financial reporting systems, we do not believe that these deficiencies will result in a material weakness in our internal control over financial reporting. However, we cannot provide any assurance that our remediation efforts will be successful or that additional testing of our internal controls will not identify additional deficiencies that, when aggregated with the existing deficiencies, would result in a material weakness.

Part II. Other Information

Item 1. Legal Proceedings

In June 2002, allegations were made in a complaint filed in the San Francisco Superior Court by the San Francisco City Attorney’s office to the effect that certain associates have not properly cared for companion animals for sale in our two San Francisco stores. The complaint, which was transferred to the Santa Clara Superior Court, sought penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports caused negative publicity. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all of our stores. We defended the matter vigorously while at the same time exploring whether the matter could be amicably resolved. Without admitting any of the allegations of the City of San Francisco’s complaint, we reached a settlement of the matter in May 2004, pursuant to which the City of San Francisco agreed to drop its claims in consideration of our paying $50,000 and agreeing to continue certain training and animal care practices currently implemented in our San Francisco stores. We recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which were paid during the thirty-nine week period ended October 30, 2004 and which did not have a material impact on our results of operations or financial condition.

The District Attorneys of various California counties, through the San Diego and Los Angeles District Attorneys, have investigated certain alleged weights and measures violations. The investigation specifically concerned whether checkout price scanners used in our stores identified prices that in some instances did not match the posted prices for certain products, and whether the sale tags regarding those products were misleading. The investigation also involved allegations regarding the proper care of companion animals. We worked cooperatively with the District Attorneys to reach a satisfactory resolution of this matter, and a final resolution was reached in May 2004. Without our admitting any wrongdoing in the matter, we and the subject California counties entered into a stipulated settlement pursuant to which we made a payment to the counties of approximately $650,000 and agreed to make an investment of approximately $200,000 in improved scanning equipment and conduct increased price scanning audits over the next five years to avoid inconsistencies between posted and scanner prices. We recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which were paid during the thirty-nine week period ended October 30, 2004 and which did not have a material impact on our results of operations or financial condition.

From time to time, we also receive inquiries or notices from other jurisdictions or regulatory authorities with respect to similar alleged weights and measures issues or violations, which we respond to in the ordinary course of business.

In April 2003, three alleged applicants for employment instituted an action against over 100 retailers, including us, in the Superior Court of California for the County of Los Angeles. The complaint in the action was filed individually and on behalf of a purported class. The complaint alleged that the individual plaintiffs and the purported class members sought employment with the other retailers, or us, and that the written employment application asked, in violation of the California Labor Code and Unfair Business Practices Act, about convictions for certain marijuana offenses and about convictions that resulted in the defendant being sent to a diversion program. In December 2003, the court granted our request to dismiss the action due to certain defects regarding parties named in the initial complaint. Shortly thereafter, the three plaintiffs filed lawsuits against each retailer separately. We resolved this matter in November 2004 by entering into a settlement agreement under which we agreed to a payment in the amount of $13,000 and the plaintiffs have agreed to dismiss their claim with prejudice. We recorded an accrual for estimated losses related to this matter at October 30, 2004, which did not have a material impact on our results of operations or financial condition.

In October 2003, we were served with a Civil Investigative Demand from the United States Federal Trade Commission, or FTC, seeking information and documents relating to our e-commerce website, petco.com, and more particularly our policies and practices regarding the protection of personal information furnished by customers to the website. The request stems from an incident in late June 2003 in which a self-proclaimed hacker purportedly obtained unauthorized access to a portion of our website. We have cooperated with the FTC’s inquiry by providing documents and information, and have taken and are taking additional steps to ensure that our e-commerce customers’ privacy is maintained. We resolved this matter by entering into a consent order in which, while not admitting to any past concerns, we agreed to avoid potentially misrepresenting the level of security on our website and to strengthen our website security measures against unauthorized access. On November 17, 2004, the FTC approved the consent order. The resolution of this matter is not expected to have a material adverse effect on our financial condition or results of operations.

We are also involved in other routine litigation arising in the ordinary course of our business. While the results of such other litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a significant adverse effect on our consolidated financial position or results of operations.

Item 5. Other Information

10b5-1 Trading Plans

Certain members of our executive management team established new Rule 10b5-1 trading plans in November 2004 following the expiration of their existing Rule 10b5-1 trading plans. Rule 10b5-1 is a rule adopted by the Securities and Exchange Commission that recognizes the creation of formal programs under which executives and other “insiders” may sell the securities of publicly traded companies on a regular basis pursuant to written plans that are entered into at a time when the plan participants are not aware of material nonpublic information and that otherwise comply with the requirements of Rule 10b5-1. In aggregate, the new trading plans call for the sale of less than 1% of the executive management team’s initial PETCO holdings per month for twelve months, representing average monthly sales of approximately 67,433 shares of common stock. The first month in which sales could occur under the new trading plans is December 2004.

The PETCO executives who entered into the new Rule 10b5-1 trading plans are Brian K. Devine, Chairman, James M. Myers, Chief Executive Officer, Bruce C. Hall, President and Chief Operating Officer, Frederick W. Major, Senior Vice President, Information Systems, Keith G. Martin, Senior Vice President, Operations, Janet D. Mitchell, Senior Vice President, Human Resources and Administration, Razia Richter, Senior Vice President, Supply Chain, and William M. Woodard, Senior Vice President, Business Development. Under the trading plans, the above mentioned executives may sell up to a maximum aggregate amount of 809,200 shares of common stock during the period beginning on December 1, 2004 and ending on November 30, 2005 without subsequent control over the timing of specific transactions by the plan participants. The participants in the trading plans may amend or terminate the trading plans under certain circumstances and have the right to sell additional shares of common stock outside of the trading plans when they are not in possession of material nonpublic information. The trading plans will expire on November 30, 2005 unless subsequently extended or terminated in accordance with the terms of such trading plans. Under each trading plan, an independent broker will execute the trades pursuant to selling parameters established by the plan participant when the trading plan was entered into without further direction from the participant.

Certain Cautionary Statements

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4—“Controls and Procedures,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors, such as performance of new stores, ability to execute expansion strategy and sustain growth, debt levels, reliance on vendors and exclusive distribution arrangements, competition, integration of operations as a result of acquisitions, compliance with various state and local regulations and dependence on senior management, are discussed from time to time in the reports we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Date: December 7, 2004

By:	/s/ RODNEY CARTER
Rodney Carter Senior Vice President and Chief Financial Officer

Date: December 7, 2004