Form 10-K
period 2005-01-29
PETCO ANIMAL SUPPLIES INC
filed 2005-06-28
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

Commission File Number: 000-23574

PETCO ANIMAL SUPPLIES, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	20-2148979
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9125 Rehco Road, San Diego, California 92121

(Address, Including Zip Code, of Principal Executive Offices)

(858) 453-7845

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

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

As of May 31, 2005, there were outstanding 57,765,653 shares of the registrant’s Common Stock, $0.001 par value. As of July 31, 2004, the last day of the registrant’s second fiscal quarter of fiscal 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.389 billion, based on the last reported sale price on the preceding business day. Shares of common stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1. BUSINESS

We are a leading specialty retailer of premium pet food, supplies and services with 716 stores in 47 states and the District of Columbia. Our pet-related products include food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations and through our e-commerce site www.petco.com.

Our stores offer the broad merchandise selection, convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target “pet parent” customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories.

Unless otherwise indicated, all references in this Annual Report to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2004 refer to the fiscal year beginning on February 1, 2004 and ended on January 29, 2005.

In this annual report, “PETCO,” “Company,” “we,” “our,” and “us” refer to PETCO Animal Supplies, Inc. and its subsidiaries, unless the context requires otherwise.

The Pet Food, Supplies and Services Industry

General. We believe the pet food, supplies and services industry is benefiting from a number of favorable demographic trends that are continuing to support a steadily growing pet population. The U.S. pet population has now reached 378 million companion animals, including 143 million cats and dogs, with an estimated 62% of all U.S. households owning at least one pet, and three quarters of those households owning two or more pets. We believe the trend to more pets and more pet-owning households will continue, driven by an increasing number of children under 18 and a growing number of empty nesters whose pets have become their new “children.” We estimate that U.S. retail sales of pet food, supplies, small animals (excluding cats and dogs) and services increased to approximately $30 billion in 2003. We believe we are well positioned to benefit from several key growth trends within the industry.

Pet Food. Packaged Facts, an independent provider of market research reports, estimates that dog and cat food sales, which represent the vast majority of all pet food sales, accounted for approximately $11.4 billion in sales for 2003. Sales of premium dog and cat food represented approximately 37.9% of the total dog and cat food market in 2003 and are expected to increase to approximately 41.2% of the total dog and cat food market by 2008. Sales of dog and cat food accounted for $565 million, or 30%, of our fiscal 2004 net sales, of which $523 million, or 93%, was generated from premium dog and cat food sales.

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

Pet Supplies and Small Animals. Based on reports from Packaged Facts, sales of pet supplies and small animals (excluding cats and dogs) accounted for approximately $8.1 billion in sales for 2003 and will grow at a compound annual growth rate, or CAGR, of 8.2% over the next few years. Sales of pet supplies and small animals (excluding cats and dogs) accounted for $1.2 billion, or 65%, of our fiscal 2004 net sales.

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

The market for small animals (other than cats and dogs) includes sales of fish, birds, reptiles, rabbits, hamsters, mice and other small pets. Because of the overpopulation of cats and dogs and the controversial practices of some breeders, we have elected to limit our selection of animals to birds, fish, reptiles and other small animals. We do, however, participate in pet adoption programs for cats, dogs and other animals, which are administered through local animal welfare programs.

Pet Services. Pet services are estimated to account for the remaining $10.5 billion of the overall $30 billion market projected by management for 2003. The market for pet services includes grooming, obedience training, day care and overnight boarding, and vaccinations and other veterinary services. We offer obedience training in most of our stores, grooming in the majority of our stores and limited veterinary services, such as routine vaccinations, at a number of stores. In fiscal 2004, we opened our first “Doggie Day Camp” to service our customers’ day care needs. Although services represented only 4.5% of our fiscal 2004 net sales, services represent an increasing portion of our net sales, and we believe that offering selected pet services better serves our customers and increases traffic flow to our stores. For fiscal 2004, services sales increased 19% from fiscal 2003.

Distribution Channels. Our industry is highly fragmented, with an estimated 9,000 independent pet supply stores operating in the United States. PETCO is one of only two national specialty retailers of pet food, supplies and services. Between 1991 and 2003, the last year for which data is available, specialty pet store chains such as PETCO experienced significant market share gains in the pet food and supplies categories, largely at the expense of supermarkets. We believe that this shift primarily results from (1) the enhanced merchandising effort and product mix offered by specialty pet store chains and (2) the growing demand for premium pet food as nutritional awareness among the general population extends to pet owners and their pets.

Business Strategy

Our strategy is to strengthen our position as a leading specialty retailer of premium pet food, supplies and services by offering our customers a complete assortment of pet-related products and services at competitive prices with superior levels of customer service at convenient locations. We intend to continue to pursue the following elements of our strategy:

•

Continue To Increase Sales and Profitability. We have increased our net sales from $1.15 billion in fiscal 2000 to $1.81 billion in fiscal 2004. We also increased our operating income from $13.4 million in fiscal 2000, which includes unusual charges and expenses totaling $57.0 million, to $158.0 million in fiscal 2004. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive greater sales of higher-margin pet accessories, supplies and services, which have grown to approximately 71% of net sales in fiscal 2004, up from approximately 66% of net sales in fiscal 2000; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

•	Capitalize Upon Our Maturing Store Base. We have historically found that the most dramatic growth in a store’s net sales and operating income occurs in the first five years following a store’s opening. During this store maturation phase, we have historically experienced an increase in store-level contribution from an approximate average of 6% of net sales in the store’s first year to an approximate average of over 15% of net sales in year five. More than 40% of our stores were opened in the past five years and to date our newly opened stores have been maturing in accordance with historical rates. We believe that our maturing store base provides us with an opportunity to significantly increase our net sales and store-level operating income with only modest incremental capital expenditures for these stores.

•	Expand Using Our Proven New Store Model. We believe that the highly fragmented pet food, supplies and services market offers compelling opportunities for us to increase our presence and gain market share. To capitalize on these opportunities and consistent with our existing strategy, we plan to increase our aggregate store square footage by approximately 10% per year on a long-term basis, both by focusing on existing markets and by targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2004 was 12.2%, and our total store square footage at January 29, 2005 was approximately 10.1 million square feet. We plan to open approximately 90 new stores in fiscal 2005, or approximately 70 stores net of relocations and closings. We carefully measure each proposed store opening against demographic, economic and competitive factors. Historically, our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%. In fiscal 2005, we intend to remodel up to 50 of our existing stores into our latest format, and we plan to remodel additional existing stores in the future.

•	Continue Our Focus on Expanding Our Services Business. We continue to expand our offerings of services to our customers, including grooming, canine education, day care and vaccinations. These services broaden our relationship with customers and encourage more frequent visits to our stores, which result in additional sales of pet food, supplies and small animals (other than cats and dogs). As such, the growing services portion of our business complements our overall customer relationship initiatives.

•	Utilize Our Logistics Expertise. Our distribution system has over one million square feet of distribution capacity, including an integrated network of three national and five regional distribution centers. This network enables us to reduce our costs by reducing the delivered cost of merchandise and limiting the need to carry excess inventory in our stores. Our inventory control systems provide for effective replenishment of inventory and allow us to improve in-stock levels at our stores. Our logistics expertise has enabled us to increase inventory turns from 6.7x for fiscal 2000 to 7.7x for fiscal 2004.

•

Capitalize Upon Our Brand Awareness and Highly Successful Customer Loyalty Program. The “PETCO” brand name and our slogan “PETCO, where the pets go” are well known by pet owners. We believe that this awareness reinforces the fun and enjoyable shopping experience that we seek to create for our customers and their pets. P.A.L.S., our highly successful customer loyalty program, further enhances and reinforces the loyalty, brand awareness and satisfaction of our customers. Our customers have recently been signing up for approximately one million new P.A.L.S. cards per quarter. Our

P.A.L.S. members account for over 75% of our net sales. Our program fosters a long-term, one-on-one relationship with the customer and builds brand loyalty and customer retention. Our program also provides us with one of the largest databases of customer information in the industry. Information on our customers’ buying preferences allows us to more precisely deliver targeted marketing efforts and assists us in more effectively catering to our customers’ needs.

•	Continue to Provide Superior, Knowledge-Based Customer Service. We seek to enhance our customers’ shopping experience by providing knowledgeable and friendly customer service and creating a fun and exciting shopping environment. We seek to hire store managers and sales associates who themselves are pet owners and enthusiasts and, therefore, are more eager and better able to assist customers with their needs. We believe it is better to hire animal lovers and train them in retail rather than hire experienced retailers and hope they like animals. We believe that our customer service differentiates us from our competitors, leading to increased sales, attracting new customers and building customer loyalty.

Purchasing and Distribution

We currently operate three central and five regional distribution centers. The central distribution centers are located in Mira Loma, California; Monroe, New Jersey; and Joliet, Illinois. Bulk items for all stores are either shipped to regional distribution centers for redistribution or are sent directly to store locations. Manufacturers ship non-bulk supplies to the central distribution facilities, which we then distribute either to regional centers or directly to store locations. We also provide order fulfillment services for our Internet customers through our three central distribution centers.

Marketing and Advertising

Our marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These television, radio, circular and direct mail programs are designed to increase sales and consumer awareness of the PETCO brand name.

Our P.A.L.S. database is integrated with our point of sale (POS) system, allowing us to track the purchasing activity and shopping habits of our P.A.L.S. cardholders. This allows us to effectively target customers with personalized direct mail or e-mail messages, to provide promotional offers directly related to past purchases and to adjust our products and services mix to more effectively cater to our customers’ needs. The breadth of understanding of customer behavior we have accumulated and continue to accumulate has impacted our marketing, our merchandising and our vendor relationships, and allows us to enhance customer retention and heighten customer satisfaction. Our P.A.L.S. strategy is highly integrated and fully complementary with our high-low pricing strategy, and the integration of these strategies allows us to reward our best customers with competitive retail prices while optimizing our overall operating margins.

Local store marketing activities are conducted on a regular basis in most stores. These marketing activities include store grand opening events, in-store pet adoptions, informational seminars, school field trips, pet photos, product demonstrations, pet fairs and a variety of other local contests or cross-promotion events.

We are the naming rights sponsor for PETCO Park, a baseball stadium in San Diego, California, which is the home of the San Diego Padres major league baseball team. As part of this arrangement, we also receive certain other promotional benefits from the San Diego Padres.

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

Suppliers and Vendors

We purchase most of our merchandise directly from specialty suppliers and manufacturers of national brands. We purchase the majority of our pet food products from three vendors: Hill’s Pet Products, Inc. (which produces Science Diet), Nutro Products, Inc. and The Iams Company. Supplies of products from these vendors accounted for approximately 8%, 8% and 7%, respectively, of our net sales in fiscal 2004 and approximately 9%, 8% and 8%, respectively, of our net sales in fiscal 2003. While we do not maintain long-term supply contracts with any of our vendors, we believe that we enjoy a favorable and stable relationship with each of these vendors.

Many of the premium pet food brands we offer, such as Science Diet, Nutro and Eukanuba, are not presently available to supermarkets, warehouse clubs or mass merchants due to manufacturers’ restrictions. One of our pet food vendors, The Iams Company, distributes its Iams brand of pet food to supermarkets, warehouse clubs and mass merchants across the country. The Eukanuba brand of premium pet food, which is also manufactured by The Iams Company, continues to be sold exclusively by specialty channels such as PETCO.

Information Systems

Our integrated information systems provide our management team with timely information on sales trends, inventory tracking and operational data at the individual store level. These systems empower regional, district and store managers to increase sales, control inventory and enhance customer satisfaction. Our in-store POS system tracks all sales by stockkeeping unit (SKU) using bar codes and allows management to compare current performance against historical performance and current year’s budget on a daily basis. The information gathered by this system supports automatic replenishment of in-store inventory from our regional and central distribution centers and is integrated into product buying decisions. Store labor planning and visual presentation levels are also supported by sales management information systems. We use Electronic Data Interchange (EDI) with a majority of suppliers for efficient transmittal of purchase orders, shipping notices and invoices. Management believes that the systems we have developed enable us to continue to improve customer service, operational efficiency and management’s ability to monitor critical performance indicators. We continue to invest in supply chain technologies, human resources management, financial planning tools and continued improvement to the POS systems located in all stores.

Internet Operations

We operate the e-commerce site www.petco.com, which complements our retail stores, increases brand awareness of our products and provides our customers with pet-related content and community. The information contained or incorporated in our web site is not a part of this Annual Report.

Trademarks and Licenses

We have registered numerous service marks and trademarks with the United States Patent and Trademark Office. We believe the PETCO trademark has become an important component in our merchandising and marketing strategy. We believe we have all licenses necessary to conduct our business.

Employees

As of January 29, 2005, we employed approximately 16,900 associates, of whom approximately 9,000 were employed full-time. Approximately 92% of our employees were employed in stores or in direct field supervision, approximately 4% in distribution centers and approximately 4% in our national support center in San Diego. We are not party to any collective bargaining arrangements, and we believe our labor relations are generally good.

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

One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. We have opened between 40 and 81 stores per year (not including closures of existing stores) between fiscal 1999 and fiscal 2004. We plan to increase our aggregate store square footage by approximately 10% per year on a long-term basis, both by focusing on existing markets and by targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2004 was 12.2%, and our total store square footage at January 29, 2005 was approximately 10.1 million square feet. We plan to open approximately 90 new stores in fiscal 2005, or approximately 70 stores net of relocations and closings.

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

Our continued growth also depends, to a significant degree, on our ability to increase sales in our new and existing stores. Our comparable store net sales increased by 8.0%, 5.6% and 6.2% for fiscal 2002, 2003 and 2004, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our comparable store net sales increases in future periods may be lower than historical levels or our comparable store net sales may not increase at all.

There also can be no assurance that our existing stores will maintain their current levels of sales and profitability or that new stores will generate sales levels necessary to achieve store-level profitability, much less profitability comparable to that of existing stores. New stores that we open in our existing markets may draw customers from our existing stores and may have lower sales growth relative to stores opened in new markets. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operations. These factors, together with increased pre-opening expenses at our new stores, may reduce our average store contribution and operating margins. In addition, we are opening new stores in, and are remodeling some of our existing stores into, our latest format, which incorporates our most recent merchandising strategies. There can be no assurance that our latest formats will be as or more profitable than our existing stores, and may be less profitable than historical levels for our other stores. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our business, financial condition and results of operations may be harmed.

We may be unable to successfully execute our expansion strategy or manage and sustain our growth and, as a result, our business may be harmed.

Our ability to open new stores depends on a number of factors, including:

•	adequate capital resources for leasehold improvements, fixtures, inventory and pre-opening expenses;

•	our ability to locate and obtain favorable store sites and negotiate acceptable lease terms;

•	our ability to obtain and distribute adequate product supplies to our stores, including by expanding our distribution facilities;

•	our ability to hire, train and retain skilled managers and personnel; and

•	our ability to continue to upgrade our information and other operating systems to control the anticipated growth and expanded operations.

Our senior credit facility and the indenture governing our senior subordinated notes also contain covenants that may restrict or impair our growth plans. We currently expect to finance our store expansion plans from cash flow from operations, lease financing and capacity under our senior credit facility. To the extent that we are unable to obtain adequate financing for new store growth on acceptable terms, our ability to open new stores will be negatively impacted. As a result, there can be no assurance that we will be able to achieve our current plans for the opening of new stores. In addition, our failure to expand our distribution facilities or other internal systems or procedures in accordance with our growth plans, or difficulties we may incur in operating our distribution facilities, could adversely affect our ability to deliver merchandise to our stores in a timely fashion. As a result, our ability to support our planned new store growth may be harmed.

In addition, we routinely evaluate our strategic alternatives with respect to each of our stores and our other operating assets and investments. In connection with this evaluation, we may elect to close stores or to sell or otherwise dispose of selected assets or investments. Excluding store relocations, we closed six stores in fiscal 2002, two stores in fiscal 2003 and one store in fiscal 2004. There can be no assurance that any future sale or disposition would be achieved on terms favorable to us because we incur closing costs or may lose sales to our competitors as a result.

Our level of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.

As of January 29, 2005, our debt consisted primarily of (1) $85.0 million outstanding under our senior revolving credit facility (total available revolving credit of $200.0 million (reduced by the outstanding amount of letters of credit of $24.9 million at January 29, 2005) with an option to increase the available credit by an additional $125.0 million, subject to certain conditions) and (2) $104.0 million in principal amount of our senior subordinated notes. Our level of indebtedness has important consequences. For example, our level of indebtedness may:

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

We purchase significant amounts of products from three key vendors: Hill’s Pet Products, Inc. (which produces Science Diet), Nutro Products, Inc. and The Iams Company. Supplies of products from these vendors accounted for approximately 8%, 8% and 7%, respectively, of our net sales in fiscal 2004 and approximately 9%, 8% and 8%, respectively, of our net sales of fiscal 2003. We do not maintain long-term supply contracts with any of our vendors. While we believe that our vendor relationships are satisfactory, any vendor could discontinue selling to us at any time. The loss of any of our three key vendors or any other significant vendors of premium pet food or pet supplies offered by us would have a negative impact on our business, financial condition and results of operations.

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

Purchases of pet-related supplies may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income in general may affect companies in pet-related and other retail industries more significantly than companies in industries that rely less on discretionary consumer spending. In addition, due to our level of debt we are more susceptible to some of these adverse economic effects than are some of our competitors that have greater financial and other resources than we do.

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

In the past we have made, and in the future we may make, investments in strategic ventures or other complementary businesses in an effort to expand internationally or to otherwise grow our business. These investments typically involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of our resources, the inability of the new venture to generate sufficient revenues, the management of relationships with third parties and potential expenses. Strategic ventures have the added risk that the other strategic venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives. Although we have no present plans to make any such investment, there can be no assurance that any investment we make in the future would achieve an adequate return, if any. In addition, in the past we have terminated, and in the future we may terminate, our relationship in a strategic venture after we have made substantial investments in that strategic venture.

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

From time to time, we are subject to claims or complaints that we do not care properly for some of the animals we sell. For example, allegations were made in a complaint filed in June 2002 in the San Francisco

Superior Court by the San Francisco City Attorney’s office to the effect that certain associates did not properly care for companion animals for sale in our two San Francisco stores. The complaint, which was subsequently transferred to the Santa Clara Superior Court, sought damages, penalties and an injunction against the sale of companion animals in our San Francisco stores. The complaint and related news reports caused negative publicity. We take seriously any allegations regarding the proper care of companion animals and have taken steps to reiterate to all our associates the importance of proper care for all companion animals in all our stores. Without admitting any of the allegations of the City of San Francisco’s complaint, we reached a settlement of the matter in May 2004, pursuant to which the City of San Francisco agreed to drop its claims in consideration of a $50,000 payment and our agreement to conduct or continue certain training and animal care practices currently implemented in our San Francisco stores. We recorded accruals for estimated losses related to this matter at January 31, 2004 and May 1, 2004, which were paid during fiscal 2004 and which did not have a material impact on our results of operations or financial condition. However, any similar allegations or actions which could be filed in the future could cause negative publicity which could have a material adverse effect on our results of operations.

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

Our management has determined that there was a material weakness in our system of internal control over financial reporting and as a result concluded that our internal control over financial reporting was not effective as of January 29, 2005. If we are unable to correct the deficiency that resulted in this material weakness, we may not be able to accurately report our future financial results, which could cause investors to lose confidence in our reported financial information and result in a decline in the market price of our common stock.

Our management assessed the effectiveness of our internal control over financial reporting as of January 29, 2005, and this assessment identified a material weakness in our internal control over financial reporting. As a result our management concluded that our internal control over financial reporting was not effective as of January 29, 2005. For a discussion of this material weakness and our responsive measures, please see “Item 9A. Controls and Procedures” of this report. Although we have taken steps to correct the internal control deficiency that resulted in this material weakness, the efficacy of the steps we have taken are subject to continuing management review supported by confirmation and testing. We cannot be certain that these measures will ensure that we will be able to implement and maintain adequate internal control over our financial reporting processes in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. Also, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. As a result, insufficient internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock.

We have been named as a party to several class action and derivative action lawsuits, and we may be named in additional litigation, all of which could require time and attention from certain members of management and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

After we announced on April 15, 2005 that we discovered instances of errors within our Distribution Operation in which certain expenses were under-accrued, several separate complaints purporting to be securities class actions or shareholder derivative actions were filed in federal and state court, respectively, alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934 and California law. While we have tendered these matters to our insurance carriers, the expense of defending such litigation may be costly and divert attention by certain members of management from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows, resulting in a decline in the market price of our common stock. In addition, though we believe that any damages, if any, would be covered by our insurance, there can be no assurance that an unfavorable outcome in such litigation would not have a material adverse effect on our business, results of operations and cash flows, resulting in a decline in the market price of our common stock.

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

If our existing stockholders sell substantial amounts of our common stock in the public market or if there is a perception that these sales may occur, the market price of our common stock could decline. As of May 31, 2005, we had 57,765,653 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market without restriction or further registration under the Securities Act, unless the shares are held by “affiliates” of ours as such term is defined in Rule 144 of the Securities Act.

We also have 5,054,519 shares of common stock reserved for issuance under our stock option and incentive plans, of which 4,119,400 shares were subject to outstanding options as of May 31, 2005. In March 2002, we filed a registration statement on Form S-8 to register all of the shares of common stock which could be purchased upon the exercise of stock options outstanding on that date and all other shares of common stock reserved for future issuance under our stock option and incentive plans. Accordingly, shares issued upon exercise of such options are freely tradable by holders who are not our affiliates and, subject to the volume and other limitations of Rule 144, by holders who are affiliates.

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

ITEM 2. PROPERTIES

We lease all of our store and distribution center locations. The original lease terms for our stores generally range from ten to fifteen years, with many of these leases containing renewal options. Leases on 161 stores expire within the next three years. Of these leases, 125 contain renewal options.

Our headquarters, located in San Diego, California, consists of three owned facilities comprising a total of 156,000 square feet. One of the San Diego facilities is financed under an obligation that expires in February 2006. We also lease three central and five regional distribution centers. Our three central distribution centers collectively occupy approximately 950,000 square feet of space in Monroe, New Jersey; Joliet, Illinois; and Mira Loma, California under leases that expire in May 2018, March 2010 and September 2005, respectively. Our five regional distribution centers collectively occupy approximately 240,000 square feet of space in Stockton, California; Portland, Oregon; New Hope, Minnesota; Mansfield, Massachusetts; and Garland, Texas under leases that expire in April 2009, February 2007, September 2007, December 2008 and October 2009, respectively. Except with respect to the leases for our Monroe, New Jersey; Stockton, California; Portland, Oregon; and Mansfield, Massachusetts facilities, all of our distribution center leases contain a renewal option.

Below is a table listing, for our 716 stores at January 29, 2005, the number of stores by state:

Number of PETCO Stores

as of January 29, 2005

State	Number of Stores	State	Number of Stores
Alabama	7	Missouri	17
Alaska	1	Montana	2
Arizona	20	Nebraska	6
Arkansas	6	Nevada	9
California	144	New Hampshire	7
Colorado	18	New Jersey	18
Connecticut	15	New Mexico	5
Delaware	1	New York	40
District of Columbia	1	North Carolina	2
Florida	21	North Dakota	2
Georgia	12	Ohio	8
Idaho	5	Oklahoma	4
Illinois	46	Oregon	15
Indiana	9	Pennsylvania	32
Iowa	8	Rhode Island	3
Kansas	6	South Dakota	1
Kentucky	1	Tennessee	11
Louisiana	8	Texas	59
Maine	3	Utah	7
Maryland	14	Vermont	1
Massachusetts	24	Virginia	13
Michigan	20	Washington	29
Minnesota	19	Wisconsin	14
Mississippi	1	Wyoming	1

ITEM 3. LEGAL PROCEEDINGS

On April 18, 2005, we and two of our officers, James M. Myers, our Chief Executive Officer, and Rodney Carter, our Chief Financial Officer, were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff, Plumbers and Pipefitters Local 51 Pension Fund, purports to represent a class of purchasers of our stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented our financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for our stock. The complaint seeks unspecified monetary damages. On April 26, 2005, another class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above. The April 26 suit named Brian K. Devine, our Chairman, as an additional defendant.

The named plaintiffs in the April 26 suit, Richard and Loretta Hochreiter, purport to represent an identical class of investors as that identified in the April 18 lawsuit. On April 27, 2005, another class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above, naming Roger Lieberman as its representative plaintiff. On May 5, 2005, an additional class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above, naming Messrs. Myers, Carter and Devine as defendants. The May 5 complaint names Dikran Toroser as its representative plaintiff. We have tendered these matters to our insurance carriers, and do not believe the outcome of these matters will have a material adverse impact on our consolidated financial position or results of operations in any future period.

In addition, certain law firms have announced that they are seeking plaintiffs in order to file a class action lawsuit against us based on unasserted claims similar to those described above. Upon receipt of any formal complaint relating to such claims, we intend to tender these matters and any other similar matters to our insurance carriers, and do not believe the outcome of these matters will have a material adverse impact on our consolidated financial position or results of operations in any future period.

On April 22, 2005, Angela Carr, an alleged owner of our stock, derivatively sued all of our directors and our Chief Executive Officer and Chief Financial Officer, purportedly on our behalf, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 to the present. The complaint, filed in Superior Court of the State of California for the County of San Diego, seeks to recover on our behalf alleged unspecified damages sustained by us as a result of such alleged actions, treble damages, disgorgement of profits from the sale of our securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. Also on April 22, 2005, another shareholder derivative action was filed in Superior Court of the State of California for the County of San Diego on behalf of Gwen Jordan against the same defendants and with substantially similar allegations to those described above. We have tendered these matters to our insurance carriers, and do not believe the outcome of these matters will have a material adverse impact on our consolidated financial position or results of operations in any future period.

We are involved in other routine litigation arising in the ordinary course of our business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until May 23, 2005, our common stock has been listed on The Nasdaq Stock Market’s National Market under the symbol “PETC” since it was initially offered to the public on February 22, 2002. Prior to February 22, 2002, there had not been a market for our common stock. On May 23, 2005, as a result of our delinquency in filing this Annual Report with the Securities and Exchange Commission, our trading symbol for our securities changed from “PETC” to “PETCE”. We expect our trading symbol to change back to “PETC” soon after the filing of this Annual Report with the Securities and Exchange Commission. The following table shows the high and low per share sale prices of our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal 2003
First Quarter	$21.72	$15.20
Second Quarter	25.75	18.92
Third Quarter	34.40	23.49
Fourth Quarter	35.87	28.86
Fiscal 2004
First Quarter	$34.19	$26.70
Second Quarter	33.14	27.20
Third Quarter	36.96	27.20
Fourth Quarter	39.91	34.74

On May 31, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $30.09. As of May 31, 2005, there were approximately 60 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data as of and for the fiscal years ended February 3, 2001, February 2, 2002, February 1, 2003, January 31, 2004, and January 29, 2005 presented below under the captions “Statement of Operations Data” and “Balance Sheet Data,” have been derived from our audited consolidated financial statements as of those dates and for those periods. The selected historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

Fiscal Year Ended
Feb. 3, 2001 (1)	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004	Jan. 29, 2005
(amounts in thousands, except per share amounts and store data)
Statement of Operations Data:
Net sales	$1,151,178	$1,300,949	$1,476,634	$1,610,431	$1,812,145
Cost of sales and occupancy costs	817,084	909,186	1,016,249	1,060,942	1,181,354

Gross profit	334,094	391,763	460,385	549,489	630,791
Selling, general and administrative expenses	263,713	304,967	343,752	411,816	472,780
Management fees and termination costs	1,040	3,120	12,760	—	—
Stock-based compensation and other costs	—	14,350	8,388	—	—
Litigation settlement	—	—	3,497	—	—
Write-off of Canadian investment	—	37,035	—	—	—
Merger and non-recurring costs	55,928	445	—	—	—

Operating income (2)	13,413	31,846	91,988	137,673	158,011
Interest expense, net	22,971	40,837	32,666	26,115	19,337
Debt retirement costs	2,089	20,830	3,336	12,189	6,754

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates and income taxes	(11,647)	(29,821)	55,986	99,369	131,920
Internet operations and equity in loss of unconsolidated affiliates	(4,543)	(3,083)	—	—	—

Earnings (loss) before income taxes	(16,190)	(32,904)	55,986	99,369	131,920
Income taxes (benefit)	4,149	(10,103)	23,845	34,656	49,547

Net earnings (loss)	(20,339)	(22,801)	32,141	64,713	82,373
Increase in carrying amount and premium on redemption of redeemable preferred stock	(8,486)	(27,745)	(20,487)	—	—

Net earnings (loss) available to common stockholders	$(28,825)	$(50,546)	$11,654	$64,713	$82,373

Basic earnings (loss) per share	$(0.05)	$(1.32)	$0.21	$1.13	$1.43
Diluted earnings (loss) per share	$(0.05)	$(1.32)	$0.20	$1.11	$1.41
Shares used for computing basic earnings (loss) per share	632,162	38,429	56,094	57,422	57,542
Shares used for computing diluted earnings (loss) per share	632,162	38,429	56,906	58,299	58,511
Other Financial Data:
Gross profit margin	29.0%	30.1%	31.2%	34.1%	34.8%
Depreciation and amortization	$46,798	$49,449	$50,092	$56,552	$63,608
Inventory turns (3)	6.7	x	7.4	x	7.7	x	7.5	x	7.7	x
Store Data:
Percentage increase in comparable store net sales (4)	6.4%	8.6%	8.0%	5.6%	6.2%
Number of stores at year end	528	561	600	654	716

	As of
	Feb. 3, 2001 (1)	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004	Jan. 29, 2005
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,044	$36,215	$108,937	$62,201	$36,815
Working capital	39,523	68,429	113,051	49,006	26,785
Total assets	454,319	473,572	554,855	551,862	640,453
Total debt, including current maturities (5)	391,191	401,157	365,541	263,398	191,091
Redeemable preferred stock	191,537	219,282	—	—	—
Stockholders’ equity (deficit)	(268,407)	(305,707)	(11,083)	53,133	137,295

(1)	The fiscal year ended February 3, 2001 consisted of 53 weeks, as compared to 52 weeks for each of the fiscal years ended February 2, 2002, February 1, 2003, January 31, 2004 and January 29, 2005.

(2)	Operating income includes the following unusual charges and expenses for the periods indicated:

	Fiscal Year Ended
	Feb. 3, 2001	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004	Jan. 29, 2005
	(amounts in thousands)
Merger and non-recurring costs	$55,928	$445	$—	$—	$—
Write-off of Canadian investment	—	37,035	—	—	—
Management fees and termination costs (a)	1,040	3,120	12,760	—	—
IPO financing and legal expenses (b)	—	—	1,197	—	—
Stock-based compensation (c)	—	17,351	8,439	—	—
Litigation settlement (d)	—	—	3,497	—	—

Total	$56,968	$57,951	$25,893	$—	$—

(a)	Management fees were paid pursuant to our management services agreement, which we entered into in October 2000 in connection with our leveraged recapitalization. We terminated the management services agreement shortly after our initial public offering for a fee of $12.5 million.
(b)	Financing and legal expenses related to our initial public offering in February 2002.
(c)	In connection with the increase in fair value related to outstanding stock options as a result of our initial public offering, we recorded non-cash stock-based compensation totaling $17.4 million in the fiscal year ended February 2, 2002, of which $14.4 million and $3.0 million are recorded in stock-based compensation and other costs and cost of sales and occupancy costs, respectively, and $8.4 million in the fiscal year ended February 1, 2003, of which $7.0 million and $1.4 million are recorded in stock-based compensation and other costs and cost of sales and occupancy costs, respectively.
(d)	Related to the settlement of California overtime litigation.

(3)	Calculated by dividing cost of sales and occupancy costs, excluding the impact of the 53rd week in fiscal 2000, for the most recent four quarters, by average fiscal quarter end inventory for the five most recent quarters. Fiscal 2003 and 2004 reflect the adoption of Emerging Issues Task Force, or EITF, Issues 02-16 and 03-10, which have the effect of decreasing cost of sales and occupancy costs and decreasing inventory turns as compared to fiscal 2000, 2001 and 2002, which do not reflect the adoption of these standards.

(4)	A new store becomes a comparable store on the first day of the fiscal month following 12 full fiscal months of operation. Relocated stores become comparable stores on the first day of operation. Comparable stores also include expanded stores and exclude closed stores as of the first day of the month of closing.

(5)	Includes capital leases and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At January 29, 2005, we operated 716 stores in 47 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations. Our stores combine the broad merchandise selection, convenient location and knowledgeable customer service of a neighborhood pet supply store. We believe that this combination differentiates our stores and provides us with a competitive advantage. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target “pet parent” customer makes regular weekly shopping trips. We believe that our stores are well positioned, both in terms of product offerings and location, to benefit from favorable long-term demographic trends, a growing pet population and an increasing willingness of pet owners to spend on their pets. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories. We remodeled 50 stores to our newer formats during fiscal 2004 and now have a total of 336 stores in our newer formats.

We increased our net sales from $1.15 billion in fiscal 2000 to $1.81 billion in fiscal 2004. We also increased our operating income from $13.4 million in fiscal 2000, which includes unusual charges and expenses totaling $57.0 million, to $158.0 million in fiscal 2004. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive greater sales of higher-margin pet accessories, supplies and services, which have grown to approximately 71% of net sales in fiscal 2004, up from approximately 66% of net sales in fiscal 2000; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 10% per year on a long-term basis, both by focusing on existing markets and by targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2004 was 12.2%, and our total store square footage at January 29, 2005 was approximately 10.1 million square feet. We plan to open approximately 90 new stores in fiscal 2005, or approximately 70 stores net of relocations and closings. Historically, our new stores generally have become profitable by the end of their first year of operation, and we target for each store a five-year return on investment of more than 20%. In fiscal 2005, we intend to remodel up to 50 of our existing stores into our latest format, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close certain under-performing stores. As a result of our store expansion strategy, operating results in any future year may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

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

	Fiscal Year Ended
	Feb. 1, 2003	Jan. 31, 2004	Jan. 29, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	68.8	65.9	65.2

Gross profit	31.2	34.1	34.8
Selling, general and administrative expenses	23.3	25.6	26.1
Management fees and termination costs	0.9	—	—
Stock-based compensation and other costs	0.6	—	—
Litigation settlement	0.2	—	—

Operating income	6.2	8.5	8.7
Interest expense, net	2.2	1.6	1.1
Debt retirement costs	0.2	0.8	0.4

Earnings before income taxes	3.8	6.2	7.3
Income taxes	1.6	2.2	2.7

Net earnings	2.2%	4.0%	4.5%

Fiscal Year Ended January 29, 2005 Compared with Fiscal Year Ended January 31, 2004

Net sales increased 12.5% to $1.81 billion for fiscal 2004 from $1.61 billion for fiscal 2003. The increase in net sales resulted primarily from the comparable store net sales increase of 6.2% and the increase in our store square footage of 12.2% in fiscal 2004. We added 81 new stores in fiscal 2004, or 62 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $98.6 million, or 48.9%, of the net sales increase. The net increase in our store base accounted for approximately $103.1 million, or 51.1%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, increased customer traffic and price increases in certain product categories.

We adopted Emerging Issues Task Force, or EITF, Issue 03-10 during the first quarter of fiscal 2004. EITF 03-10 addresses the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers, and requires such consideration to be accounted for as a reduction of cost of sales and occupancy costs unless certain criteria are met. Previously, we recognized such vendors’ sales incentives as net sales. In accordance with EITF 03-10, the consolidated financial statements for fiscal 2003 have been reclassified to conform to this accounting change. For fiscal 2003, the adoption of EITF 03-10 resulted in the reclassification of $43.7 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs. For fiscal 2004, the corresponding amount of vendors’ sales incentives recorded as a reduction of cost of sales and occupancy costs was $49.1 million. This is the last period that we will report an EITF Issue 03-10 effect, as the first quarter of fiscal 2005 will be fully comparable with the prior year.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased $81.3 million, or 14.8%, to $630.8 million for fiscal 2004 from $549.5 million for fiscal 2003. Gross profit as a percentage of net sales increased to 34.8% for fiscal 2004 from 34.1% in fiscal 2003. An increase of approximately 1.0% of net sales was due to the continuing change in our sales mix from lower-margin pet food to higher-margin categories, improvements in pet food margins and, to a lesser extent, a reduction of inventory shrinkage costs. Offsetting these increases was a decrease of approximately 0.5% of net sales caused by higher fuel prices and overall distribution costs, partly related to our penetration into new markets with high initial entry costs, and a decrease of approximately 0.5% of net sales caused by increased store occupancy costs as a percentage of net sales associated with delays in new store openings and increased store closing costs. In addition, we recorded an adjustment in fiscal 2004 for unrecorded distribution costs related to prior periods in the amount of $2.7 million, resulting in a decrease in gross profit of approximately 0.1% of net sales. The remainder of the increase, or approximately 0.8% of net sales, is a result of our adoption of EITF No. 02-16 in the first quarter of fiscal 2003. This accounting change results in the initial deferral of substantially all of our vendor support as a reduction of inventory, which is realized as a reduction of cost of sales and occupancy costs as the related inventory is sold. In periods prior to the first quarter of fiscal 2003, we recorded certain vendor support, including cooperative advertising reimbursement, as a reduction of selling, general and administrative expenses when earned. EITF 02-16 applied prospectively to vendor arrangements entered into or modified subsequent to December 31, 2002. Because we follow a practice of continually negotiating new arrangements with suppliers, the effects of this accounting change were phased in over the course of fiscal 2003. As of the beginning of fiscal 2004, substantially all of our supplier arrangements are accounted for pursuant to EITF 02-16. This is the last period that we will report an EITF Issue 02-16 effect, as the first quarter of fiscal 2005 will be fully comparable with the prior year.

Selling, general and administrative expenses increased $61.0 million, or 14.8%, to $472.8 million for fiscal 2004 from $411.8 million for fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 26.1% for fiscal 2004 from 25.6% in fiscal 2003. This increase resulted primarily from the adoption of EITF No. 02-16, which accounted for an increase in selling, general and administrative expenses of 0.5% of net sales. In addition, an increase in selling, general and administrative expenses of 0.2% of net sales was due to an increase in store pre-opening expenses, offset by a decrease of 0.2% of net sales related to store and general and administrative operating expenses.

Operating income was $158.0 million in fiscal 2004, or 8.7% of net sales, compared with operating income of $137.7 million in fiscal 2003, or 8.5% of net sales.

Net interest expense was $19.3 million in fiscal 2004, compared with net interest expense of $26.1 million in fiscal 2003. The reduction in interest expense was due mainly to the repurchase of $50.0 million in principal amount of our 10.75% senior subordinated notes in January 2004, the early repayment of $50.0 million on the term loan under our prior senior credit facility in August 2003, and a reduction of interest rates on the term loan under our prior senior credit facility during fiscal 2003 and 2004, including a 0.5% reduction in the interest rate in connection with an amendment of the prior senior credit facility in August 2003.

In the fourth quarter of fiscal 2004, we incurred debt retirement costs totaling $4.0 million related to the early repayment and subsequent termination of our prior senior facility. We also incurred debt retirement costs of $2.8 million, consisting primarily of a prepayment premium, related to the repurchase of $16.0 million in principal amount of our 10.75% senior subordinated notes in the fourth quarter of fiscal 2004. In fiscal 2003, we incurred debt retirement costs of $10.6 million, consisting primarily of a prepayment premium, related to the repurchase of $50.0 million in principal amount of our 10.75% senior subordinated notes in the fourth quarter. We also incurred debt retirement costs of $1.6 million related to the early repayment of $50.0 million on the term loan under our prior senior credit facility in the second quarter of fiscal 2003.

Income taxes were $49.5 million in fiscal 2004, compared with income taxes of $34.7 million in fiscal 2003. Income taxes as a percentage of earnings before income taxes increased to 37.6% in fiscal 2004 from 34.9% in fiscal 2003. The increase in fiscal 2004 is due primarily to the favorable resolution of an income tax accrual in fiscal 2003 which resulted in a benefit of $3.4 million, and the recognition, in fiscal 2003, of additional benefits with respect to certain net operating losses and federal and state credits which had not previously been realized in prior periods. The increase in tax expense for fiscal 2004 was partially offset by the recognition in fiscal 2004 of certain state deferred tax assets, and the treatment of other deferred tax items.

Net earnings in fiscal 2004 increased 27.3% to $82.4 million, or $1.41 per diluted share, compared with net earnings of $64.7 million, or $1.11 per diluted share, in fiscal 2003.

Fiscal Year Ended January 31, 2004 Compared with Fiscal Year Ended February 1, 2003

Net sales increased 9.1% to $1.61 billion for fiscal 2003, from $1.48 billion for fiscal 2002. The increase in net sales resulted primarily from the comparable store net sales increase of 5.6% and the addition of 63 new stores, or 54 stores net of relocations and closures. Our store base increased to 654 stores as of January 31, 2004, and our year-over-year increase in square footage in fiscal 2003 was 10.5%. The comparable store net sales increase was attributable to increased customer traffic, improvements in product mix to higher-price categories such as pet accessories, supplies and services and, to a lesser extent, increased prices. The increase in comparable store net sales accounted for approximately $82.0 million, or 46.2%, of the net sales increase. The net increase in our store base accounted for approximately $95.5 million, or 53.8%, of the net sales increase. These increases are offset by a decrease of $43.7 million in net sales in fiscal 2003 as compared to the prior period, as a result of the reclassification of vendors’ sales incentives as a reduction of both net sales and cost of sales in fiscal 2003 upon the adoption of EITF 03-10 in the first quarter of fiscal 2004.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased $89.1 million, or 19.4%, to $549.5 million for fiscal 2003, from $460.4 million for fiscal 2002. Gross profit as a percentage of net sales increased to 34.1% for fiscal 2003 from 31.2% in the prior year period. The increase was driven partly by the continuing change in mix from lower-margin premium pet food sales to higher-margin categories such as pet accessories, supplies and services, which accounted for an increase in gross profit of 0.9% of net sales. An increase of 0.9% of net sales was as a result of the reclassification of vendors’ sales incentives as a reduction of both net sales and cost of sales in fiscal 2003 upon the adoption of EITF 03-10 in the first quarter of fiscal 2004. The balance of the increase is a result of our adoption in fiscal 2003 of EITF Issue No. 02-16. For fiscal 2003, the effect of this accounting change consisted of the reclassification of $24.2 million, or 1.5% of net sales, of vendor consideration from selling, general and administrative expenses to cost of sales and occupancy costs, before the deferral of $6.5 million, or 0.4% of net sales, as a reduction of inventory.

Selling, general and administrative expenses increased $68.1 million, or 19.8%, to $411.8 million for fiscal 2003, from $343.8 million for fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 25.6% for fiscal 2003 from 23.3% in the prior year period. Most of this increase resulted from the adoption of EITF Issue No. 02-16, which accounted for an increase in selling, general and administrative expenses of $24.2 million, or 1.5% of net sales, in fiscal 2003 compared with the prior year. An increase of 0.7% of net sales was a result of the reclassification of vendors’ sales incentives as a reduction of both net sales and cost of sales in fiscal 2003 upon the adoption of EITF 03-10 in the first quarter of fiscal 2004. Increased store remodel costs and increased depreciation expense, slightly offset by the benefit from the leveraging of store and other operating costs, resulted in an increase in selling, general and administrative expenses of 0.1% of net sales in fiscal 2003 from the prior year.

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

Operating income was $137.7 million in fiscal 2003, or 8.5% of net sales, compared with operating income of $92.0 million in fiscal 2002, or 6.2% of net sales. Operating income in fiscal 2002 included management fees and termination costs of $12.8 million pursuant to the management services agreement that was terminated in connection with our initial public offering in February 2002, non-cash stock-based compensation and other costs of $9.6 million, and a litigation settlement of $3.5 million. Together, these items made up 1.8% of net sales in fiscal 2002.

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

Income taxes were $34.7 million in fiscal 2003, compared with income taxes of $23.8 million in fiscal 2002. Income taxes as a percentage of net earnings before income taxes decreased from 42.6% in fiscal 2002 to 34.9% in fiscal 2003. During fiscal 2003, we realized a tax benefit of approximately $0.4 million with respect to certain state net operating losses, a tax benefit of approximately $3.4 million with respect to certain federal net operating losses, and a tax benefit of approximately $0.4 million with respect to certain federal and state credits. In fiscal 2002, we did not recognize any tax benefits related to certain expenses, including stock-based compensation, which resulted in income taxes as a percentage of net earnings before income taxes being higher.

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

Quarterly Data

The following tables set forth the unaudited quarterly results of operations for fiscal 2003 and fiscal 2004. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. We expect quarterly results of operations to fluctuate depending on the timing and amount of net sales contributed by new stores.

We believe that our business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.

	Fiscal Quarter Ended
Fiscal 2003	May 3, 2003	Aug. 2, 2003	Nov. 1, 2003	Jan. 31, 2004
	(dollars in thousands, except per share data and store data)
Net sales	$374,652	$388,221	$403,595	$443,963
Gross profit	$119,059	$129,771	$137,121	$163,538
Operating income	$24,739	$30,182	$32,336	$50,416
Net earnings (1) (2) (3)	$11,079	$13,478	$19,209	$20,947
Basic earnings per share	$0.19	$0.23	$0.33	$0.36
Diluted earnings per share	$0.19	$0.23	$0.33	$0.36
Shares used for computing basic earnings per share	57,377	57,409	57,448	57,454
Shares used for computing diluted earnings per share	57,983	58,176	58,465	58,496
Number of stores at end of period	617	636	652	654
Aggregate gross square footage	8,388,249	8,671,305	8,918,498	8,970,032
Percentage increase in comparable store net sales	4.6%	6.1%	6.0%	5.6%

	Fiscal Quarter Ended
Fiscal 2004	May 1, 2004	July 31, 2004	Oct. 30, 2004	Jan. 29, 2005
	(dollars in thousands, except per share data and store data)
Net sales	$425,877	$438,486	$455,469	$492,313
Gross profit	$146,005	$151,742	$161,200	$171,844
Operating income	$30,928	$36,821	$39,542	$50,720
Net earnings (4)	$15,757	$19,307	$21,002	$26,307
Basic earnings per share	$0.27	$0.34	$0.36	$0.46
Diluted earnings per share	$0.27	$0.33	$0.36	$0.45
Shares used for computing basic earnings per share	57,471	57,512	57,554	57,631
Shares used for computing diluted earnings per share	58,450	58,455	58,510	58,725
Number of stores at end of period	669	685	705	716
Aggregate gross square footage	9,232,014	9,498,840	9,876,617	10,065,318
Percentage increase in comparable store net sales	6.3%	6.7%	7.0%	5.1%

(1)	In the second quarter of fiscal 2003, we incurred debt retirement costs of $1.6 million related to the early repayment of $50.0 million on the term loan under our senior credit facility.

(2)	In the third quarter of fiscal 2003, we realized a tax benefit of approximately $3.4 million with respect to certain federal net operating losses.

(3)	In the fourth quarter of fiscal 2003, we incurred debt retirement costs of $10.6 million related to the repurchase of $50.0 million in principal amount of our 10.75% senior subordinated notes.

(4)	In the fourth quarter of fiscal 2004, we incurred debt retirement costs of $6.8 million related to the repurchase of $16.0 million in principal amount of our senior subordinated notes and the full repayment of $140.8 million on the term loan under our prior senior credit facility and the subsequent termination of the facility. In addition, we recorded an adjustment in the fourth quarter of fiscal 2004 to correct the accounting for operating lease tenant improvement allowances, resulting in a $1.3 million increase in cost of sales and occupancy costs, which related to annual and quarterly periods prior to the fourth quarter of fiscal 2004. We also recorded an adjustment in the fourth quarter of fiscal 2004 to accrue for additional distribution costs related to prior periods, resulting in a $4.4 million increase in cost of sales and occupancy costs.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $133.5 million, $156.9 million and $172.6 million for fiscal 2002, 2003 and 2004, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixtures and equipment for new stores, to remodel certain existing stores and, to a lesser extent, to purchase distribution center and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2005 will be approximately $135 million, which includes the opening of approximately 90 new stores and the estimated cost of remodeling up to 50 existing stores to our latest format. Cash used in investing activities was $56.0 million, $98.7 million and $124.4 million for fiscal 2002, 2003 and 2004, respectively, and consisted primarily of capital expenditures. We opened 61, 63 and 81 new stores during fiscal 2002, 2003 and 2004, respectively.

Net cash used in financing activities was $4.8 million, $105.0 million and $73.6 million in fiscal 2002, 2003 and 2004, respectively, and consisted primarily of debt repayments net of borrowings. During fiscal 2004, we reduced our overall level of debt by $72.3 million, primarily through the full repayment of the term loan under our prior senior credit facility and the repurchase of $16.0 million of our senior subordinated notes, which was partially offset by borrowings on our new senior credit facility. During fiscal 2003, we reduced our overall level of debt by $102.1 million, primarily through the early repayment and repurchase of $100.0 million of debt.

On January 13, 2005, we terminated our prior senior credit facility and obtained a new senior credit facility consisting of a $200 million secured revolving credit facility, which we refer to as the revolving credit facility. The revolving credit facility expires on January 31, 2010, although we have the option to extend the expiration of the revolving credit facility for an additional one-year period, subject to the satisfaction of certain conditions. We have the option to increase the amount of credit available under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $125 million though April 30, 2007. After April 30, 2007, the amount by which available borrowings under the revolving credit facility may be increased is reduced to $50 million.

Borrowings under the revolving credit facility are secured by substantially all of our personal property assets and bear interest at our option, at the agent bank’s base rate plus a margin of up to 0.75%, or LIBOR plus a margin of up to 1.875%, in each case based on our leverage ratio at the time. In addition, we have pledged all of the capital stock of our domestic subsidiaries to secure our obligations under the revolving credit facility. We incur a fee of up to 2.1% on letters of credit issued under the revolving credit facility and a fee of up to 0.3% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding under the revolving credit facility to be immediately due and payable.

At January 29, 2005, we were in compliance with all of the covenants under our revolving credit facility, and the outstanding balance of our revolving credit facility was $85.0 million. Amounts outstanding under our revolving credit facility are due in full on January 31, 2010. The interest rate at January 29, 2005 on the borrowings under our revolving credit facility was 4.1%. At January 29, 2005, we had outstanding $24.9 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

In the fourth quarter of fiscal 2004, we repurchased through privately negotiated transactions $16.0 million in principal amount of our 10.75% senior subordinated notes, leaving $104.0 million in principal amount of our senior subordinated notes outstanding at January 29, 2005. In addition, on February 17, 2005, we repurchased an additional $14.7 million in principal amount of our senior subordinated notes, leaving $89.3 million in principal amount of our senior subordinated notes outstanding at February 17, 2005. The senior subordinated notes mature on November 1, 2011, and interest on the senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the senior subordinated notes may declare all amounts outstanding to be immediately due and payable. We may redeem the senior subordinated notes at our option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

At January 29, 2005, we had available net loss carryforwards of $1.7 million for state income tax purposes, which begin expiring in 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following summarizes our contractual obligations at January 29, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due
	Less Than 1 Year	Years 2 to 3	Years 4 to 5	Thereafter	Total
	(dollars in thousands)
Long-term debt	$—	$—	$—	$188,982	$188,982
Capital lease and other obligations	490	1,767	—	—	2,257
Operating leases	181,149	339,534	295,588	548,550	1,364,821
Purchase obligations (1)	35,184	42,372	37,624	65,843	181,023
Other long-term liabilities (2)	—	—	—	—	—

Total contractual cash obligations	$216,823	$383,673	$333,212	$803,375	$1,737,083

(1)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction. Aggregate purchase obligations in the above table include noncancelable obligations under our advertising and marketing agreements, noncancelable purchase orders, future interest payments (assuming the existing long-term debt remains outstanding and, for our revolving credit facility, based on the interest rate in effect at January 29, 2005), commitment and other fees associated with our revolving credit facility, employment contracts, and noncancelable maintenance and service contracts.

(2)	No amounts have been included for this category because most of the balance consists of deferred rent and other liabilities related to operating leases, and future operating lease obligations have been included in a different category. The remaining future obligations related to other long-term liabilities are not material, and we are not currently able to estimate the timing of such obligations.

Off-Balance Sheet Arrangements

At January 29, 2005, we had outstanding $24.9 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At January 31, 2004 and January 29, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates and judgments, including those related to inventories, asset impairment, accruals for self-insured workers compensation and general liability costs, allowance for doubtful accounts and accounting for income taxes. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon historical write-downs and assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We also record an accrual for estimated losses related to inventory shrink between physical inventories. This accrual is based on actual historical shrink results and current trends in the business. Changes in actual shrink results from completed physical inventories could result in revisions to our previously estimated shrink accruals. We believe we have sufficient current and historical knowledge to record reasonable estimates for both inventory valuation and inventory shrink.

We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance of our stores relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of assets or the strategy for our overall business;

•	significant negative industry or economic trends; or

•	planned store closings.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss when the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset’s carrying value exceeds its fair value. To the extent actual future cash flows are less than anticipated, additional impairment charges may result. We also review the estimated useful lives of the assets and reduce such lives if necessary. Impairment losses on fixed assets were $0.2 million, $0.7 million and $1.7 million during fiscal 2002, 2003 and 2004, respectively. These write-downs related to fixed assets of closed and underperforming stores.

We have recorded significant amounts of goodwill resulting from the acquisitions we have completed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. We perform our required annual impairment test during the second quarter of each year, and perform additional impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable at the store level. We record impairment charges for any store with allocated goodwill in excess of its fair value, which is calculated based on the present value of the estimated future net cash flows expected to be generated by the store. To the extent actual cash flows for certain stores are less than anticipated, additional impairment charges may result. Impairment charges on goodwill were not significant in fiscal 2002, 2003 or 2004.

We maintain accruals for self-insured workers compensation and general liability costs. We determine these accruals based on historical experience and trends related to claims and payments, information provided to us by our insurance broker, and industry experience and trends. All estimates of ultimate loss and loss adjustment expense, and resulting reserves, are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. Actual results should be expected to vary from estimated results and such variation could be substantial.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability to collect receivables, most of which are due from vendors. We determine the adequacy of this allowance by continually evaluating individual receivables, the vendor’s financial condition, and current economic conditions. If the financial conditions of our vendors were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Our actual receivable write-offs have not varied significantly from our estimates.

We estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current taxes and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets, and changes in estimates of current taxes and valuation allowances could be significant.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of employee stock-based compensation. SFAS No. 123 allowed companies to disclose the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements. SFAS No. 123(R) applies to all stock-based compensation transactions with employees in which a company acquires services by issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans, or by incurring liabilities that are based on the company’s stock price. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”).

SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123(R). In accordance with this amendment, the accounting provisions of SFAS No. 123(R) are effective for annual periods beginning after June 15, 2005. We are required to adopt SFAS No. 123(R) no later than the first quarter of fiscal 2006. We are currently evaluating the requirements of SFAS No. 123(R) and SAB No. 107 and expect the adoption of these pronouncements to have a significant impact on our consolidated results of operations.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net sales or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our revolving credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our portfolio of LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We entered into a $75.0 million interest rate collar agreement, or hedge, in December 2000 to offset this interest rate risk. This hedge expired in December 2002 with no further liability. Changes in the intrinsic value of the hedge were recorded as accumulated other comprehensive income (loss). Amounts received or paid under the hedge were recorded as reductions of or additions to interest expense. We periodically evaluate alternative hedging strategies, although currently we have no hedges outstanding. We do not enter into derivative financial instruments for trading or speculative purposes.

All of the $85.0 million in debt under our revolving credit facility as of January 29, 2005 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rates at January 29, 2005 would increase net interest expense by approximately $0.2 million on an annual basis, and would decrease both net earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at January 29, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 15(a) of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1. Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of January 29, 2005.

We believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim and annual periods presented in our annual report on Form 10-K and quarterly reports on Form 10-Q. The unqualified opinion of our independent registered public accounting firm on our financial statements as of and for each of the years in the three year period ended January 29, 2005 is included in Part IV, Item 15 of this Form 10-K.

2. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005.

As a result of our assessment, management identified a material weakness in internal control over financial reporting as of January 29, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of January 29, 2005, we did not have appropriate policies and procedures relating to the review of the inventory warehousing and distribution function (“Distribution”) accruals for vendor invoices and the performance of Distribution vendor statement reconciliations. Specifically, Distribution accruals were prepared and reviewed by the same Distribution personnel, and Distribution vendor statement reconciliations were also performed by these same Distribution personnel, resulting in inadequate segregation of duties. As a result of this deficiency, certain Distribution vendor invoices were not processed in a timely manner which caused errors in which expenses were under-accrued during fiscal 2004 and during prior interim and annual periods. These errors were corrected in the 2004 consolidated financial statements prior to their issuance. This deficiency results in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions. Therefore, management has concluded that our internal control over financial reporting was not effective as of January 29, 2005.

Our independent registered public accounting firm, KPMG, LLP, has issued an audit report on management’s assessment of our internal control over financial reporting. That report appears below.

3. Management’s Remediation Efforts

Subsequent to our fiscal year ended January 29, 2005, management remediated the control deficiency in Distribution described above. Specifically, we have revised our policies and practices with respect to Distribution accruals and vendor statement reconciliations by implementing proper segregation of duties and requiring that all such accruals and vendor statement reconciliations be performed by accounting personnel independent of Distribution. Management believes that the deficiency noted above has been remediated by these new procedures, and that the implementation of these new procedures will result in improved control over financial reporting in subsequent periods.

4. Changes in Internal Control Over Financial Reporting

In our Quarterly Report on Form 10-Q for the fiscal period ended October 30, 2004, we reported that we had identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. We tested our significant financial reporting systems to ensure that the key application controls that are dependent on these systems are operating effectively. We have designed and are currently implementing improvements that we believe will adequately mitigate these deficiencies in the future. We do not believe that these deficiencies have had or will have a material impact on our financial statements. In addition, these deficiencies did not adversely affect our assessment of our internal control over financial reporting as part of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as of our fiscal year end on January 29, 2005.

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5. Inherent Limitation on the Effectiveness of Internal Control

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

6. Independent Registered Public Accounting Firm Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PETCO Animal Supplies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.2.), that PETCO Animal Supplies, Inc. (the Company) did not maintain effective internal control over financial reporting as of January 29, 2005 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of January 29, 2005, the Company did not have appropriate policies and procedures relating to the review of the inventory warehousing and distribution function (“Distribution”) accruals for vendor invoices and the performance of Distribution vendor statement reconciliations. Specifically, Distribution accruals were prepared and reviewed by the same Distribution personnel, and Distribution vendor statement reconciliations were also performed by these same Distribution personnel, resulting in inadequate segregation of duties. As a result of this deficiency, certain Distribution vendor invoices were not processed in a timely manner which caused errors in which expenses were under-accrued during fiscal 2004 and during prior interim and annual periods. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PETCO Animal Supplies, Inc. as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended January 29, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated May 25, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Diego, California

May 25, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The board of directors currently consists of nine members. Our certificate of incorporation provides for the classification of the board of directors into three classes, as nearly equal in number as possible, with staggered terms of office, and provides that upon the expiration of the term of office for a class of directors, nominees for such class shall be elected for a term of three years or until their successors are duly elected and qualified. The names, ages and other information about our current directors set forth below is current as of March 31, 2005.

Name	Age	Position Held
Brian K. Devine	63	Chairman of the Board
James M. Myers	47	Chief Executive Officer
David B. Appel	45	Director
Sandra N. Bane	52	Director
Jonathan Coslet	40	Director
John G. Danhakl	49	Director
Julian C. Day	52	Director
Charles W. Duddles	65	Director
Arthur B. Laffer	64	Director

Brian K. Devine, Chairman of the Board, joined PETCO in August 1990. He served as President and Chief Executive Officer until March 2004 and has served as Chairman of the Board since January 1994. Prior to joining us, Mr. Devine was President of Krause’s Sofa Factory, a furniture retailer and manufacturer, from 1988 to 1989. From 1970 to 1988, Mr. Devine was employed by Toys “R” Us, a retailer of children’s toys, in various positions, including Senior Vice President, Director of Stores, and Senior Vice President, Growth, Development and

Operations. From 1963 until 1970, Mr. Devine was Statistical Advisor for Planning for the U.S. Department of Health, Education and Welfare. Mr. Devine graduated from Georgetown University in 1963 with a B.A. degree in economics and currently serves as a board member of Wild Oats Markets, Inc., a publicly held retailer and distributor of natural foods, the Retail Industry Leaders Association, the National Retail Federation, Students in Free Enterprise, Georgetown University Board of Regents, Georgetown University College Board of Advisors, San Diego International Sports Council and the San Diego Padres.

James M. Myers, Chief Executive Officer and a director, joined PETCO in May 1990. Mr. Myers was named Chief Executive Officer in March 2004. From 1998 to 2004, Mr. Myers served as Executive Vice President and Chief Financial Officer of PETCO. From 1996 to 1998, Mr. Myers served as Senior Vice President, Finance and before that as Vice President, Finance and as Vice President and Controller of PETCO. From 1980 to 1990, Mr. Myers held various positions at the accounting firm of KPMG LLP, including Senior Audit Manager. Mr. Myers has served as a director since October 2000. Mr. Myers currently serves on the Board of Directors of Provide Commerce, Inc., a publicly held e-commerce marketplace of websites for perishable goods. Mr. Myers earned a CPA and received an accounting degree from John Carroll University.

David B. Appel has served as a director since April 2004. Mr. Appel currently serves as Chairman of Orange Glo International, a privately-held marketer of cleaning and home care products. Mr. Appel joined Orange Glo in 1999 as Chief Operating Officer, and was named Chairman in 2001. Prior to Orange Glo International, Mr. Appel was a partner with Accenture (formerly Andersen Consulting), serving retail and consumer goods companies for 17 years in San Francisco, Paris and Tokyo. Mr. Appel earned both his B.A. and M.B.A. from the University of Chicago.

Sandra N. Bane has served as a director since April 2004. Ms. Bane is a retired audit partner from KPMG LLP, having served 24 years with the firm. While at KPMG LLP, Ms. Bane headed the Western Region’s Merchandising practice, helped establish the Employee Benefits audit specialist program and was partner-in-charge of the Western Region’s Human Resource department for two years. She is a member of the American Institute of Certified Public Accountants and the California Society of CPAs. Ms. Bane serves on the Board of Directors of Big 5 Sporting Goods, Inc. and Trans America Premier Funds. Ms. Bane graduated from California State University Long Beach in 1975 with a degree in accounting.

Jonathan Coslet has served as a director since October 2000. Mr. Coslet has been a partner of Texas Pacific Group since 1993 and is currently a senior partner and member of the firm’s Executive, Management, and Investment Committees. Prior to joining Texas Pacific Group, Mr. Coslet worked at Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions from 1991 to 1993. From 1987 to 1989, Mr. Coslet worked at Drexel Burnham Lambert. Mr. Coslet received his M.B.A. from Harvard Graduate School of Business Administration in 1991. Mr. Coslet received his B.S.E. in Economics (Finance) from the University of Pennsylvania Wharton School. Mr. Coslet serves on the Boards of Directors of Burger King Corporation, J. Crew Group, Quintiles Transnational Corp., Iasis Healthcare Corp., and Fidelity National Information Services.

John G. Danhakl has served as a director since October 2000. Mr. Danhakl has served as a partner at Leonard Green & Partners, L.P. since 1995. Prior to becoming a partner at Leonard Green & Partners, Mr. Danhakl was a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ, and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl presently serves on the Boards of Directors of The Arden Group, Inc., Big 5 Sporting Goods, Inc., Diamond Auto Glass Works, Liberty Group Publishing, Leslie’s Poolmart, Inc., VCA Antech, Inc. and on the Board of Managers of AsianMedia Group LLC. Mr. Danhakl is a 1980 graduate of the University of California at Berkeley. He received his M.B.A. in 1985 from the Harvard Business School.

Julian C. Day has served as a director since November 2000. In March 2002, Mr. Day became the President and Chief Operating Officer of Kmart Corporation, and in January 2003, became Chief Executive Officer and a Director of Kmart. In October 2004, Mr. Day gave up his executive responsibilities at Kmart and currently serves as a Director of Sears Holding Corporation following the merger of Kmart and Sears. From 1999 to 2000, Mr. Day was with Sears Roebuck, most recently as Executive Vice President and Chief Operating Officer. From 1992 to 1998, Mr. Day was with Safeway, Inc., where he became Executive Vice President and Chief Financial Officer. Mr. Day is a graduate of Oxford University.

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

Arthur B. Laffer has served as a director since June 2002. Dr. Laffer has been Chairman of Laffer Associates, an economic research and financial consulting firm, since 1979; Chief Executive Officer of Laffer Advisors Inc., a broker-dealer, since 1981; and Chief Executive Officer of Laffer Investments, an investment management/firm, since 1999. Dr. Laffer presently serves on the Boards of Directors of Nicholas Applegate Growth Fund, Oxigene, Inc., Provide Commerce, Inc., MPS Group, Inc. and Veolia Environment. Dr. Laffer is a 1963 graduate of Yale University. He received his M.B.A. in 1965 and his Ph.D. in economics in 1971, each from Stanford University.

Executive Officers

The names, ages and other information about our executive officers set forth below is current as of March 31, 2005.

Name	Age	Present Position
Brian K. Devine	63	Chairman of the Board
James M. Myers	47	Chief Executive Officer and Director
Bruce C. Hall	60	President and Chief Operating Officer
Rodney Carter	47	Senior Vice President and Chief Financial Officer
Frederick W. Major	43	Senior Vice President, Information Systems
Keith G. Martin	52	Senior Vice President, Operations
Janet D. Mitchell	49	Senior Vice President, Human Resources and Administration
Razia Richter	41	Senior Vice President, Supply Chain
William M. Woodard	56	Senior Vice President, Business Development

For information on Messrs. Devine and Myers, see “Directors.”

Bruce C. Hall, President and Chief Operating Officer, joined PETCO in April 1997. Mr. Hall was named President in March 2004 and has been serving as Chief Operating Officer since March 2001. Mr. Hall spent 34 years from 1963 to 1997 with Toys “R” Us, a retailer of children’s toys, where he progressively advanced from field operations through a number of positions, including Senior Vice President of Operations.

Rodney Carter, Senior Vice President and Chief Financial Officer, joined PETCO in March 2004. From 2000 to 2003, Mr. Carter was Executive Vice President and Chief Financial Officer of CEC Entertainment, Inc. He spent 12 years with J. C. Penney Company, Inc. from 1988 to 2000, where he progressively advanced through a number of positions including CFO of JCPenney Credit and CFO of JCPenney Direct Marketing Services, Inc. Prior to J.C. Penney, Mr. Carter was in corporate banking for five years. Mr. Carter has a bachelor’s degree from Texas Tech University, an M.B.A. from Southern Methodist University, and a Masters in International Management from Thunderbird, The Garvin School of International Management.

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

Keith G. Martin, Senior Vice President, Operations, joined PETCO in July 2001. From 1999 to 2001, Mr. Martin was President of Country Stores for Gateway, Inc. From 1994 to 1999, Mr. Martin was with Office Depot, Inc., where he held various management positions and was ultimately named Senior Vice President, Stores. From 1974 to 1994, Mr. Martin held various management positions with a number of retailers. Mr. Martin has over 25 years of retail experience. Mr. Martin received a bachelor’s degree from State University of New York.

Janet D. Mitchell, Senior Vice President, Human Resources and Administration, joined PETCO in February 1989. From 1989 to 1998, Ms. Mitchell served as Vice President, Human Resources. From 1981 to 1989, Ms. Mitchell held various management positions in human resources with the Southland Corporation’s 7-Eleven stores. From 1978 to 1981, Ms. Mitchell held various positions with the El Torito Restaurant chain. Ms. Mitchell holds a B.A. degree from San Diego State University.

Razia Richter, Senior Vice President, Supply Chain, joined PETCO in 1991 and became Senior Vice President, Supply Chain in March 2004. Ms. Richter was most recently Vice President of Southwest Store Operations. Prior to that Ms. Richter held various positions with us including Vice President, Inventory Management and Analytical Services; Vice President, Business Development; and Controller. Prior to joining PETCO, Ms. Richter held various accounting positions at the accounting firm KPMG LLP. She earned her CPA, and has an accounting degree from San Diego State University and an M.B.A. from the University of San Diego.

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

Audit Committee

We have an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Ms. Bane, Mr. Duddles and Dr. Laffer. Mr. Day served as a member of the Audit Committee during all of fiscal 2003 and until his resignation in April 2004, when Ms. Bane was added as a member of the Audit Committee. During fiscal 2004, the Audit Committee held seven meetings. The Audit Committee is governed by a written charter approved by the Board of Directors. The Audit Committee is responsible for engaging the independent auditors to audit our financial statements, and for reviewing the scope of the audit effort. The Audit Committee oversees our internal audit function, and reports its recommendations as to the approval of our financial statements to the Board of Directors. In addition, the Audit Committee members meet periodically with management, the independent auditors and internal auditors to review matters relating to our financial statements, accounting principles and systems of internal accounting controls.

The Board has determined that all of members of the Audit Committee are “independent” for purposes of the listing standards of the National Association of Securities Dealers, Inc., and for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employee and compensation history, affiliations and family and other relationships and on discussions with the directors. The Board has determined that each of Ms. Bane and Mr. Duddles qualifies as an “audit committee financial expert,” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended January 29, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except with respect to a Form 3 filed on behalf of Razia Richter on March 10, 2004 that was due on February 25, 2004.

Code of Ethics

We have adopted a Code of Ethics, which is subject to review on an annual basis, applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers.

Copies of our Code of Ethics and Board Committee Charters are available on our website, and can be found under the Investor Relations and Governance links. Our website is www.petco.com. Copies of these documents are also available in print, free of charge, by writing to Investor Relations, PETCO Animal Supplies, Inc., 9125 Rehco Road, San Diego, California 92121. We may post amendments to or waivers of the provisions of the Code of Ethics, if any, on its website. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation awarded to, earned by or paid to each person who served as our Chief Executive Officer or was one of our four other most highly compensated executive officers during the fiscal year ended January 29, 2005. These officers are referred to as the named executive officers.

Summary Compensation Table

Long-term Compensation Awards
		Fiscal Year Compensation				Number of Securities Underlying Options
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation			All Other Compensation
Brian K. Devine (1) Chairman of the Board	2004 2003 2002	$855,000 730,000 700,000	$1,102,917 1,038,790 913,678	$71,659 65,514 91,753	(5) (6) (7)	100,000 100,000 —	$54,077 48,832 58,659	(8) (9) (10)

James M. Myers (2) Chief Executive Officer	2004 2003 2002	500,000 365,000 350,000	644,981 415,516 365,471	51,660 — 70,465	(5) (7)	100,000 50,000 —	24,517 21,123 24,336	(8) (9) (10)

Bruce C. Hall (3) President and Chief Operating Officer	2004 2003 2002	500,000 400,000 390,000	580,483 455,360 407,239	53,767 73,019 —	(5) (6)	75,000 50,000 —	31,391 26,102 26,169	(8) (9) (10)

Robert E. Brann (4) Former Senior Vice President, Merchandising	2004 2003 2002	330,000 320,000 310,000	212,844 227,680 202,314	— — —		25,000 25,000 —	17,860 16,474 18,474	(8) (9) (10)

Keith G. Martin Senior Vice President, Operations	2004 2003 2002	335,000 320,000 310,000	216,068 227,680 202,314	— — —		25,000 25,000 —	17,325 9,291 13,275	(8) (9) (10)

(1)	Mr. Devine also served as our President and Chief Executive Officer until March 2004.

(2)	Mr. Myers became our Chief Executive Officer in March 2004. Prior to that time, he served as our Executive Vice President and Chief Financial Officer.

(3)	Mr. Hall became our President and Chief Operating Officer in March 2004. Prior to that time, he served as an Executive Vice President and Chief Operating Officer.

(4)	Mr. Brann’s employment with us terminated effective February 15, 2005.

(5)	Includes (A) $19,060, representing our reimbursement of tax consulting services for each of Messrs. Devine, Myers and Hall, (B) $15,828, $20,800 and $17,525, representing other perquisite compensation amounts, including reimbursement of medical costs, financial counseling, and membership dues and fees, and the gross-up of taxes associated with certain amounts, for Messrs. Devine, Myers and Hall, respectively, (C) $13,508, $11,800 and $17,182, representing our reimbursement of automobile expenses for Messrs. Devine, Myers and Hall, respectively, and (D) $23,263 representing compensation for personal aircraft travel provided to Mr. Devine.

(6)	Includes (A) $19,293 representing our reimbursement of tax consulting services for Messrs. Devine and Hall, respectively, and (B) $46,221 and $53,726, representing other perquisite compensation amounts, including reimbursement of automobile expenses, medical costs, financial counseling, membership dues and fees, and the gross-up of taxes associated with certain amounts, for Messrs. Devine and Hall, respectively.

(7)

Includes (A) $24,409 and $19,832, representing our reimbursement of tax consulting services for Messrs. Devine and Myers, respectively, and (B) $67,344 and $50,633, representing other perquisite compensation amounts, including reimbursement of automobile expenses, medical costs, financial counseling, membership dues and fees, and the gross-up of taxes associated with certain amounts, for Messrs. Devine and Myers, respectively.

(8)	Includes (A) $43,478, $19,732, $20,792, $12,163 and $11,830, representing our allocation to deferred compensation plans for Messrs. Devine, Myers, Hall, Brann and Martin, respectively, (B) $7,524, $1,710, $7,524, $2,622 and $2,622, representing our payment of premiums on term life insurance for Messrs. Devine, Myers, Hall, Brann and Martin, respectively, (C) $2,737, $3,075, $2,734, $3,075 and $2,873, representing our allocation to defined contribution plans for Messrs. Devine, Myers, Hall, Brann and Martin, respectively, and (D) $338 and $341 representing other compensation for Messrs. Devine and Hall, respectively.

(9)	Includes (A) $38,308, $16,413, $18,200, $10,852 and $3,669, representing our allocation to deferred compensation plans for Messrs. Devine, Myers, Hall, Brann and Martin, respectively, (B) $7,524, $1,710, $4,902, $2,622 and $2,622, representing our payment of premiums on term life insurance for Messrs. Devine, Myers, Hall, Brann and Martin, respectively, and (C) $3,000 representing our allocation to defined contribution plans for Messrs. Devine, Myers, Hall, Brann and Martin, respectively.

(10)	Includes (A) $48,034, $19,626, $18,267, $13,354 and $9,475, representing our allocation to deferred compensation plans for Messrs. Devine, Myers, Hall, Brann and Martin, respectively, (B) $7,524, $1,710, $4,902, $2,622 and $2,548, representing our payment of premiums on term life insurance for Messrs. Devine, Myers, Hall, Brann and Martin, respectively, and (C) $3,101, $3,000, $3,000, $2,498 and $1,252, representing our allocation to defined contribution plans for Messrs. Devine, Myers, Hall, Brann and Martin, respectively.

The following table sets forth certain information concerning grants of options made during the fiscal year ended January 29, 2005 by us to each of the named executive officers:

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees in Fiscal Year (%) (2)	Exercise or Base Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (3)
					5%	10%
Brian K. Devine	100,000	7.2	$32.99	03/10/2014	$2,074,723	$5,257,756
James M. Myers	100,000	7.2	32.99	03/10/2014	2,074,723	5,257,756
Bruce C. Hall	75,000	5.4	32.99	03/10/2014	1,556,043	3,943,317
Robert E. Brann	25,000	1.8	32.99	03/10/2014	518,681	1,314,439
Keith G. Martin	25,000	1.8	32.99	03/10/2014	518,681	1,314,439

(1)	The options granted in fiscal 2004 to the officers listed above become exercisable as to all of the shares issuable upon exercise of such options on the third anniversary of the date of grant. All options listed above were granted at an exercise price equal to the fair market value of our common stock as determined by the Board of Directors on the date of grant.

(2)	In fiscal 2004, we granted options to employees to purchase an aggregate of 1,385,050 shares of common stock.

(3)	These columns show the hypothetical gains of the options granted based on assumed annual compound stock price appreciation rates of 5% and 10% over the full ten-year terms of the options. The 5% and 10% assumed rates are specified in the rules of the SEC and do not represent PETCO’s estimated or projected future prices of its common stock. The assumed annual rates of stock price appreciation of 5% and 10% would result in the price of PETCO’s common stock increasing to approximately $53.74 and $85.57, respectively, over the ten-year term of the options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth, for each of the named executive officers, information regarding the exercise of stock options to purchase shares of our common stock during the fiscal year ended January 29, 2005, the number of shares of common stock underlying stock options held at fiscal year end and the value of options held at fiscal year end.

	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name			Exercisable	Unexercisable	Exercisable(2)	Unexercisable
Brian K. Devine	—	—	—	200,000	—	$1,605,100
James M. Myers	—	—	—	150,000	—	803,050
Bruce C. Hall	—	—	—	125,000	—	802,800
Robert E. Brann	102,953	$3,448,810	—	50,000	—	401,275
Keith G. Martin	38,700	1,275,272	228,000	50,000	$7,386,060	401,275

(1)	“Value Realized” is an estimated value and was calculated based on the closing price of our common stock on the NASDAQ National Market on the date of exercise (fair market value) minus the applicable per share exercise price.

(2)	The dollar values have been calculated by determining the difference between the fair market value of the shares underlying the options at January 29, 2005 and the exercise price of the options.

Compensation of Directors

Outside directors receive $7,500 for each board meeting, $2,500 for each separately scheduled committee meeting and $1,500 for each telephonic meeting that they attend. The Chairman of the Audit Committee receives an annual retainer of $6,000. Outside directors also receive grants of options to purchase shares of common stock under our 2002 Incentive Award Plan as described below. Directors may also be reimbursed for the actual reasonable costs incurred in connection with attendance at board or committee meetings.

2002 Incentive Award Plan. Our board of directors and stockholders have adopted the 2002 Incentive Award Plan of PETCO Animal Supplies, Inc., which is referred to as the Incentive Plan. The principal purpose of the Incentive Plan is to attract, retain and motivate selected officers, employees, consultants and directors through the granting of stock-based compensation awards. The Incentive Plan provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments, and other stock-related benefits. With respect to grants under the Incentive Plan to our non-employee directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 55,750 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 0.1% of the total number of issued and outstanding shares of common stock as of the last day of the fiscal year immediately preceding such March 1.

The Incentive Plan provides that at certain times our non-employee directors will automatically be granted options to purchase shares of our common stock. All options granted to non-employee directors will have an exercise price per share equal to the fair market value of a share of common stock as of the date of grant and all such options shall be fully exercisable as of the date of grant. Each individual who was a non-employee director at the time of our initial public offering was granted an option to purchase 15,000 shares of common stock at the time of the initial public offering and, provided he or she is serving on the board of directors as a non-employee director at the time, will be granted an option to purchase an additional 3,000 shares of common stock on each anniversary of the initial public offering during the term of the Incentive Plan. Non-employee directors who are initially elected or appointed to the board of directors following our initial public offering will be granted an option to purchase 15,000 shares of common stock on the date of such initial election or appointment and, provided he or she is serving on the board of directors as a non-employee director at the time, will be granted an option to purchase an additional 3,000 shares of common stock on each anniversary of the date of such initial election or appointment during the term of the Incentive Plan.

Employment Agreements

We have employment agreements with Messrs. Devine, Myers and Hall.

Brian K. Devine. We have an employment agreement with Mr. Devine, the Chairman of our Board of Directors and our former President and Chief Executive Officer, for a term of three years. This term is continually extended until we give Mr. Devine notice that we no longer wish to extend the term. The employment agreement also provides for Mr. Devine to receive a minimum annual base salary subject to annual increase, and to participate in a bonus plan.

Mr. Devine’s employment agreement provides for customary employment benefits, including, among others, group life, medical, disability and other benefits provided to our executives. In 2004, Mr. Devine received an amount of base salary in lieu of certain perquisite compensation to which he was entitled and has permanently waived the right to receive such perquisites. The employment agreement additionally entitles Mr. Devine to keep his office equipment and his company car for nominal consideration upon completion of his employment term.

Mr. Devine’s employment agreement may be terminated by him with or without good reason (as defined in the employment agreement), or by us with or without cause (as defined in the employment agreement), pursuant to customary termination provisions. Depending upon the circumstances of his termination, including termination following a change of control, Mr. Devine will be entitled to: (1) his base salary for a period of either 18 or 36 months; (2) an amount equal to either his highest bonus for a single fiscal year in the five fiscal years immediately preceding his termination or three times his average annual bonus for the three years immediately preceding his termination; (3) participate in our supplemental executive retirement program; (4) the immediate vesting of, or lapse of restrictions upon, all our equity interests held by Mr. Devine at the time of termination; and (5) additional tax gross-up payments in the amount of any excise tax imposed upon Mr. Devine in connection with the foregoing.

In connection with Mr. Devine’s employment agreement, we entered into a consulting agreement and supplemental executive retirement program with Mr. Devine. Subject to certain exceptions, the consulting agreement allows us to obtain Mr. Devine’s services for up to ten hours per week for a period of ten years following the end of Mr. Devine’s full-time employment with us. Under the consulting agreement, we will pay Mr. Devine 25% of his final base salary immediately preceding his termination of full-time employment with us. Under the supplemental executive retirement program, we will pay Mr. Devine 25% of his final base salary for the first ten years following the end of his employment with us and 50% of his final base salary for the next ten years or upon the earlier death or disability of Mr. Devine. All payments under the supplemental executive retirement program will be reduced by any other qualified retirement plan payments payable to Mr. Devine other than under his 401(k) plan.

James M. Myers. We have an employment agreement with Mr. Myers, our Chief Executive Officer, for a term of three years. This term is continually extended until we give Mr. Myers notice that we no longer wish to extend the term. The employment agreement also provides for Mr. Myers to receive a minimum annual base salary subject to annual increase, and to participate in a bonus plan. The provisions of Mr. Myers’ employment agreement are substantially the same as those of Mr. Devine outlined above except that Mr. Myers will not be entitled to participate in our supplemental executive retirement program upon termination.

Mr. Myers’ employment agreement includes customary termination provisions which are substantially the same as those of Mr. Devine outlined above, with the following exceptions. Depending upon the circumstances of his termination, including termination following a change of control, Mr. Myers will be entitled to his base salary for a period of either nine or 18 months, and an amount equal to either his highest bonus for a single fiscal year in the five fiscal years immediately preceding his termination or one-and-a-half times his average annual bonus for the three years immediately preceding his termination.

Bruce C. Hall. We have an employment agreement with Mr. Hall, our President and Chief Operating Officer, for a term of three years. This term is continually extended until we give Mr. Hall notice that we no longer wish to extend the term. The employment agreement also provides for Mr. Hall to receive a minimum annual base salary subject to annual increase, and to participate in a bonus plan. The provisions of Mr. Hall’s employment agreement are substantially the same as those of Mr. Devine outlined above with the exception that Mr. Hall will not be entitled to participate in our supplemental executive retirement program upon termination.

Mr. Hall’s employment agreement includes customary termination provisions which are substantially the same as those of Mr. Devine outlined above, with the following exceptions. Depending upon the circumstances of his termination, including termination following a change of control, Mr. Hall will be entitled to his base salary for a period of either nine or 18 months, and an amount equal to either his highest bonus for a single fiscal year in the five fiscal years immediately preceding his termination or one-and-a-half times his average annual bonus for the three years immediately preceding his termination.

Retention Agreements

We have retention agreements with each of our senior officers, other than Messrs. Devine, Hall and Myers which require us, among other things, to provide severance benefits to each officer upon termination of the officer’s employment by us without cause or by the officer for good reason if the termination is in connection with, or within one year after, the occurrence of a change of control of us. These benefits consist of (1) continuation of base salary and benefits for up to 12 months following termination of the officer, and (2) a lump-sum payment, payable upon termination, in an amount equal to the bonus that the officer would have received if the officer had been employed during the 12 months following termination. In addition, in the event of a change in control, all of the officers’ rights to exercise options held by the officer at the time of the change in control will vest and become immediately exercisable.

Compensation Committee Interlocks and Insider Participation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of the shares of our common stock as of June 3, 2005 by (1) each of our named executive officers (as defined under “Executive Compensation and Other Information—Executive Compensation”); (2) each of our directors; (3) our executive officers and directors as a group; and (4) each person known by us to beneficially own five percent or more of our outstanding common stock.

Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of June 3, 2005 are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise indicated, the address for each of the stockholders listed below is c/o PETCO Animal Supplies, Inc., 9125 Rehco Road, San Diego, California 92121.

	Beneficial Ownership
Name	Number of Shares		Percent of Total
Named Executive Officers
Brian K. Devine	1,943,434	(1)	3.4%
James M. Myers	440,000	(2)	0.8
Bruce C. Hall	440,000	(3)	0.8
Robert E. Brann (4)	194,047	(5)	0.3
Keith G. Martin	220,000	(6)	0.4

Non-Employee Directors
David B. Appel	18,000	(7)	*
Sandra N. Bane	18,000	(7)	*
Jonathan Coslet	15,000	(7)	*
John G. Danhakl	15,000	(7)	*
Julian C. Day	9,511	(8)	*
Charles W. Duddles	24,000	(7)	*
Arthur B. Laffer	21,000	(7)	*

All executive officers and directors as a group (17 persons)	3,918,347	(9)	6.7

Other Five Percent Beneficial Owners
Barclays Global Investors, NA and affiliates	2,892,096	(10)	5.0
Goldman Sachs Asset Management, L.P.	3,111,399	(11)	5.4
Federated Investors, Inc.	3,295,660	(12)	5.7
FMR Corp	3,772,500	(13)	6.5

*	Less than one percent.

(1)	Includes 1,650,000 shares held by Devine Investments, LLC and 70 shares held in an IRA, for which Mr. Devine has sole voting and disposition authority, and 253,364 shares held by the Devine Family Trust U/A/D 2/1/02, for which Mr. Devine and his wife share voting and disposition authority. Also includes 40,000 shares held equally by Mr. Devine’s children, Brooke K. Devine and Brian K. Devine, Jr., for which Mr. Devine disclaims beneficial ownership.

(2)	Shares are held by the Myers Family Trust U/A/D 6/21/02, for which Mr. Myers and his wife share voting and disposition authority.

(3)	Represents shares held by the Hall Family Trust DTD 7/21/03, for which Mr. Hall and his wife share voting and disposition authority.

(4)	Mr. Brann’s employment with us terminated effective February 15, 2005.

(5)	Includes 194,047 shares held jointly with Mr. Brann’s wife.

(6)	Includes 11,000 shares held by the Martin Living Trust DTD 1/2/02, for which Mr. Martin and his wife share voting and disposition authority and 209,000 shares of common stock subject to options which are currently exercisable or exercisable within 60 days of June 3, 2005.

(7)	Represents shares of common stock subject to options which are currently exercisable or exercisable within 60 days of June 3, 2005.

(8)	Includes 511 shares of common stock held by the Day Annuity Trust, for which Mr. Day has sole voting and disposition authority. Mr. Day disclaims beneficial ownership of such shares of common stock. Also includes 9,000 shares of common stock subject to options which are currently exercisable or exercisable within 60 days of June 3, 2005.

(9)	Includes 414,000 shares of common stock subject to options which are currently exercisable or exercisable within 60 days of June 3, 2005.

(10)	Represents 2,670,782 shares of common stock beneficially owned by Barclays Global Investors, NA, 83,685 shares of common stock beneficially owned by Barclays Global Fund Advisors, 40,389 shares of common stock beneficially owned by Barclays Global Investors, Ltd, and 97,240 shares of common stock beneficially owned by Palomino Limited. Certain affiliates of Barclays Global Investors, NA may be deemed to beneficially own these shares. This information is based solely upon information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005. The address for Barclays Global Investors, NA is 45 Fremont Street, San Francisco, CA 94105.

(11)	This information is based solely upon information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2005. The address for Goldman Sachs Asset Management, L.P. is 32 Old Slip, New York, NY 10005.

(12)	Federated Investors, Inc. is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Investment Management Corp., which act as investment advisers to registered investment companies and separate accounts that own shares of common stock. Voting Shares Irrevocable Trust, which owns all of the voting stock of Federated Investors, Inc., and the trustees of Voting Shares Irrevocable Trust may be deemed to beneficially own these shares. This information is based solely upon information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005. The address for Federated Investors, Inc. is Federated Investors Tower, Pittsburgh, PA 15222-3779.

(13)	Represents 3,772,500 shares of common stock beneficially owned by Fidelity Management & Research Company. FMR Corp., Edward C. Johnson III, Chairman of FMR Corp., and Abigail P. Johnson, a Director of FMR Corp., may be deemed to beneficially own these shares. This information is based solely upon information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2005. The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information for PETCO as of January 29, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,131,300	$22.33	824,187	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,131,300	$22.33	824,187

(1)	Includes shares of our common stock reserved for issuance under the 1994 Stock Option and Restricted Stock Plan for Executives and Key Employees and the Incentive Plan of PETCO Animal Supplies, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

We are a party to an amended and restated stockholders agreement with certain stockholders and certain of our directors and officers. Some of the parties to the amended and restated stockholders agreement, including certain of our directors and officers, may demand that we file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering some or all of the stockholder’s registrable securities. In addition, if we propose to register any of our equity securities under the Securities Act, other than in connection with a demand registration or other excluded registration, these stockholders may require us to include all or a portion of their registrable securities in the registration and in any related underwriting. In an underwritten offering, the managing underwriter, if any, has the right, subject to specified conditions, to limit the number of registrable securities. In general, we will bear all fees, costs and expenses of registrations, other than underwriting discounts and commissions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors has selected KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 28, 2006. Representatives of KPMG LLP are expected to be present at the annual meeting. They will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

Audit Fees. This category includes the audit of our annual financial statements, audit of internal control over financial reporting, review of financial statements included in our Form 10-Q Quarterly Reports, and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings or engagements for those fiscal years. The aggregate audit fees billed by KPMG LLP for fiscal 2004 were $1,963,200. For fiscal 2003, the aggregate audit fees billed by KPMG LLP were $502,975. The increase in fiscal year 2004, compared to fiscal year 2003, was primarily due to the work to express an opinion on management’s assessment of internal control over financial reporting and an opinion on the effectiveness of our internal control over financial reporting.

Audit-Related Fees. The aggregate audit-related fees billed by KPMG LLP during the fiscal year ended January 29, 2005 were $30,000, which pertained to the audit of our 401(k) plan. The aggregate audit-related fees billed by KPMG LLP during the fiscal year ended January 31, 2004 were $24,750, which also pertained to the audit of our 401(k) plan.

Tax Fees. The aggregate fees billed by KPMG LLP for professional tax services during the fiscal year ended January 29, 2005 were $79,725, which primarily pertained to advice on the timing of tax deductions and professional tax compliance services. The aggregate fees billed by KPMG LLP for professional tax services during the fiscal year ended January 31, 2004 were $397,097, which primarily pertained to advice on tax accounting methods, advice on certain costs related to our initial public offering, and professional tax compliance services.

Financial Information Systems Design and Implementation Fees. There were no fees billed by KPMG LLP for financial information systems design and implementation during the fiscal years ended January 29, 2005 and January 31, 2004.

All Other Fees. There were no other fees billed by KPMG LLP for any other services during the fiscal years ended January 29, 2005 and January 31, 2004.

Audit Committee Policies and Procedures for Pre-Approval of Audit and Permissible Non-Audit Services. Except as permitted under the de minimus exception for non-audit services described in Section 10A(i)(l)(B) of the Exchange Act and any rules of the Securities and Exchange Commission thereunder, the audit committee pre-approves the hiring or retention of the independent registered public accounting firm for any audit services, audit-related services or permitted non-audit services, and approves the fees to be paid to the independent registered public accounting firm and any other terms of the engagement of the independent registered public accounting firm. All of the audit-related fees and tax fees billed by KMPG LLP during the fiscal years ended January 29, 2005 and January 31, 2004 were pre-approved by the audit committee pursuant to this policy. The audit committee may delegate to one or more designated members of the audit committee the authority to grant the required pre-approvals, provided that such approvals are presented to the audit committee at a subsequent meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as a part of this report:

1. All financial statements.

The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

None.

3. Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1(4)	Agreement and Plan of Reorganization, dated as of January 13, 2005, by and among the PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc. (formerly PETCO Animal Supplies, Inc.) and PETCO Merger Co.

3.1(4)	Certificate of Incorporation of PETCO Animal Supplies, Inc. as filed with the office of the Secretary of State of the State of Delaware on January 10, 2005, as amended by the Certificate of Amendment of Certificate of Incorporation as filed with the office of the Secretary of State of the State of Delaware on January 13, 2005.

3.2(4)	Bylaws of PETCO Animal Supplies, Inc.

4.1(1)	Indenture, dated as of October 26, 2001, by and among PETCO Animal Supplies Stores, Inc., certain subsidiaries of PETCO Animal Supplies Stores, Inc. and U.S. Bank National Association, as trustee.

4.3(2)	Form of Specimen Common Stock Certificate.

4.4(1)	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO Animal Supplies, Inc. and certain stockholders of PETCO Animal Supplies, Inc.

10.1(1)#	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine.

10.2†#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and Brian K. Devine.

10.3(1)#	Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and Bruce C. Hall.

10.4†#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and Bruce C. Hall.

10.5(1)#	Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and James M. Myers.

10.6†#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and James M. Myers.

10.7(1)#	Form of Indemnification Agreement between PETCO and certain officers and directors.

10.8(1) #	Form of Retention Agreement for executive officers.

10.9(1) #	Form of Retention Agreement for non-executive officers.

10.10†#	Form of Amendment to Form of Retention Agreement for executive and non-executive officers.

10.11(3)#	PETCO Animal Supplies 401(k) plan.

10.12(1)#	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998.

10.13(1)#	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000.

10.14(1)#	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement (1994 Stock Option and Restricted Stock Plan for Executive and Key Employees).

Exhibit Number	Description
10.15(1)#	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement (1994 Stock Option and Restricted Stock Plan for Executive and Key Employees).

10.16(1)	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO Animal Supplies Stores, Inc. and BD Recapitalization Corp.

10.17(1)	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO Animal Supplies Stores, Inc. and BD Recapitalization Corp.

10.18(1)	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO Animal Supplies Stores, Inc. and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California.

10.19(2)#	PETCO Animal Supplies, Inc. Deferred Compensation Plan.

10.20†#	First Amendment to PETCO Animal Supplies, Inc. Deferred Compensation Plan.

10.21(1)#	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.

10.22(7)#	Form of PETCO Animal Supplies, Inc. Stock Option Agreement (2002 Incentive Award Plan).

10.23(2)#	Consulting Agreement, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine.

10.24†#	First Amendment, dated June 27, 2005, to Consulting Agreement, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine.

10.25(2)#	Supplemental Executive Retirement Program, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine.

10.26†#	PETCO Animal Supplies, Inc. Amended and Restated Executive Incentive Bonus Plan.

10.27(6)	Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders, Bank of America, N.A., as syndication agent, and U.S. Bank National Association and Union Bank of California, N.A., as co-documentation agents.

10.28(6)	Form of Revolving Note.

10.29†	First Amendment, dated as of March 10, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc. PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders.

10.30(8)	Second Amendment, dated as of April 29, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc. PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders.

10.31(9)	Third Amendment, dated as of May 31, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc. PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders.

10.32(5)	Assignment and Assumption Agreement, dated as of January 13, 2004, by and between PETCO Animal Supplies, Inc. and PETCO Animal Supplies Stores, Inc.

10.33(5)	Supplemental Indenture, dated as of January 14, 2005, by and among PETCO Animal Supplies, Inc., E-Pet Services, E-Pet Services, LLC and U.S. Bank National Association, as trustee.

Exhibit Number		Description
21.1†		List of subsidiaries of the registrant

23.1†		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1†		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2†		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1†	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to PETCO Animal Supplies, Inc.’s (as successor registrant to PETCO Animal Supplies Stores, Inc.) Registration Statement on Form S-1, as amended (File No. 333-75830).

(2)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended.

(3)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Registration Statement on Form S-8 (File No. 333-100397).

(4)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A on May 16, 2003.

(5)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO).

(6)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Current Report on Form 8-K filed on January 14, 2005 (with respect to the execution of the Credit Agreement).

(7)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Registration Statement on Form S-8 (File No. 333-84130).

(8)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Current Report on Form 8-K filed on April 29, 2005.

(9)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Current Report on Form 8-K filed on June 3, 2005.

†	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of PETCO Animal Supplies, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(c) Financial Statement Schedules.

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

Date: June 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN K. DEVINE Brian K. Devine	Chairman of the Board	June 28, 2005

/s/ JAMES M. MYERS James M. Myers	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2005

/s/ RODNEY CARTER Rodney Carter	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2005

/s/ DAVID B. APPEL David. B. Appel	Director	June 28, 2005

/s/ JONATHAN COSLET Jonathan Coslet	Director	June 28, 2005

/s/ JOHN G. DANHAKL John G. Danhakl	Director	June 28, 2005

/s/ JULIAN C. DAY Julian C. Day	Director	June 28, 2005

Signature	Title	Date

/s/ CHARLES W. DUDDLES Charles W. Duddles	Director	June 28, 2005

/s/ ARTHUR B. LAFFER Arthur B. Laffer	Director	June 28, 2005

/s/ SANDRA N. BANE Sandra N. Bane	Director	June 28, 2005

P ETCO ANIMAL SUPPLIES, INC.

PETCO ANIMAL SUPPLIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PETCO Animal Supplies, Inc.:

We have audited the accompanying consolidated balance sheets of PETCO Animal Supplies, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PETCO Animal Supplies, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(e) to the consolidated financial statements, the Company adopted EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, and accordingly, changed its method of accounting for vendor consideration in 2004. Also as discussed in Note 1(e) to the consolidated financial statements, the Company adopted Emerging Issues Task Force (EITF) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, and accordingly, changed its method of accounting for vendor consideration in 2003. Also as discussed in Note 1(v) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and accordingly, changed its method of accounting for gains and losses from the extinguishment of debt in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

May 25, 2005

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31, 2004	January 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$62,201	$36,815
Receivables	12,514	17,875
Merchandise inventories	139,513	167,038
Deferred tax assets	12,047	17,680
Other current assets	12,907	10,916

Total current assets	239,182	250,324
Fixed assets, net	256,347	333,300
Goodwill	40,289	40,179
Other assets	16,044	16,650

Total assets	$551,862	$640,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,773	$82,142
Accrued salaries and employee benefits	57,223	72,719
Accrued expenses and other liabilities	67,260	68,325
Current portion of long-term debt	1,920	353

Total current liabilities	190,176	223,539
Senior credit facility	139,370	85,000
Senior subordinated notes payable	120,000	103,982
Deferred tax liability	26,919	32,159
Deferred rent and other liabilities	22,264	58,478

Total liabilities	498,729	503,158

Commitments and contingencies (Notes 4, 5, 6 and 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized and no shares issued and outstanding at January 31, 2004 and January 29, 2005	—	—
Common stock, $.001 par value, 250,000 shares authorized and 57,458 and 57,654 shares issued and outstanding at January 31, 2004 and January 29, 2005, respectively	57	58
Additional paid-in capital	66,105	68,441
Retained earnings (accumulated deficit)	(13,029)	68,796

Total stockholders’ equity	53,133	137,295

Total liabilities and stockholders’ equity	$551,862	$640,453

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	February 1, 2003	January 31, 2004	January 29, 2005
Net sales	$1,476,634	$1,610,431	$1,812,145
Cost of sales and occupancy costs	1,016,249	1,060,942	1,181,354

Gross profit	460,385	549,489	630,791
Selling, general and administrative expenses	343,752	411,816	472,780
Management fees and termination costs	12,760	—	—
Stock-based compensation and other costs	8,388	—	—
Litigation settlement	3,497	—	—

Operating income	91,988	137,673	158,011
Interest income	(801)	(1,389)	(939)
Interest expense	33,467	27,504	20,276
Debt retirement costs	3,336	12,189	6,754

Earnings before income taxes	55,986	99,369	131,920
Income taxes	23,845	34,656	49,547

Net earnings	32,141	64,713	82,373

Increase in carrying amount and premium on redemption of preferred stock	(20,487)	—	—

Net earnings available to common stockholders	$11,654	$64,713	$82,373

Net earnings per share:
Basic	$0.21	$1.13	$1.43

Diluted	$0.20	$1.11	$1.41

Shares used for computing net earnings per share:
Basic	56,094	57,422	57,542

Diluted	56,906	58,299	58,511

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended February 1, 2003, January 31, 2004 and January 29, 2005

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings/ (Accumulated Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount
Balances at February 2, 2002	39,117	$39	$(187,380)	$(8,439)	$(108,460)	$(1,467)	$(305,707)
Exercise of options	639	1	651	—	—	—	652
Issuance of common stock	15,500	15	272,496	—	—	—	272,511
Exercise of warrants	2,132	2	(2)	—	—	—	—
Retirement of stock	(15)	—	(19)	—	—	—	(19)
Amortization of deferred compensation (net)	—	—	(290)	8,439	—	—	8,149
Payments on notes receivable from stockholders	—	—	210	—	—	—	210
Accretion and premium on redemption of redeemable preferred stock	—	—	(20,487)	—	—	—	(20,487)
Unrealized gain on hedge	—	—	—	—	—	1,467	1,467
Net earnings	—	—	—	—	32,141	—	32,141

Balances at February 1, 2003	57,373	57	65,179	—	(76,319)	—	(11,083)
Exercise of options	85	—	91	—	—	—	91
Payments on notes receivable from stockholders	—	—	253	—	—	—	253
Tax benefit from exercise of options	—	—	582	—	—	—	582
Costs of common stock sold by stockholders	—	—	—	—	(1,423)	—	(1,423)
Net earnings	—	—	—	—	64,713	—	64,713

Balances at January 31, 2004	57,458	57	66,105	—	(13,029)	—	53,133
Exercise of options	196	1	202	—	—	—	203
Payments on notes receivable from stockholders	—	—	527	—	—	—	527
Tax benefit from exercise of options	—	—	1,607	—	—	—	1,607
Costs of common stock sold by stockholders	—	—	—	—	(548)	—	(548)
Net earnings	—	—	—	—	82,373	—	82,373

Balances at January 29, 2005	57,654	$58	$68,441	$—	$68,796	$—	$137,295

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	February 1, 2003	January 31, 2004	January 29, 2005
Cash flows from operating activities:
Net earnings	$32,141	$64,713	$82,373
Depreciation and amortization	50,092	56,552	63,608
Amortization of debt issuance costs	1,413	1,461	1,108
Provision for deferred and other taxes	18,342	16,678	1,214
Stock-based compensation	8,651	—	—
Impairments and write-offs of fixed and other assets	434	2,228	1,965
Non-cash write-off of debt issuance costs	186	1,790	3,984
Changes in assets and liabilities:
Receivables	(4,609)	1,789	(5,361)
Merchandise inventories	(9,419)	(1,103)	(27,525)
Other assets	699	(7,014)	1,523
Accounts payable	9,085	2,465	18,369
Accrued salaries and employee benefits	8,797	15,483	15,496
Accrued expenses and other liabilities	17,642	1,026	2,227
Deferred rent	72	863	13,662

Net cash provided by operating activities	133,526	156,931	172,643

Cash flows from investing activities:
Additions to fixed assets	(56,209)	(95,870)	(119,806)
Acquisitions of intangible assets	—	(3,087)	(5,147)
Repayments on employee stockholder loans	210	253	527

Net cash used in investing activities	(55,999)	(98,704)	(124,426)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	—	85,000
Repayments of long-term debt	(36,715)	(102,143)	(157,308)
Debt issuance costs	(1,465)	(1,488)	(950)
Net proceeds from issuance of common stock	273,144	91	203
Repayment of redeemable preferred stock	(239,769)	—	—
Costs of common stock sold by stockholders	—	(1,423)	(548)

Net cash used in financing activities	(4,805)	(104,963)	(73,603)

Net increase (decrease) in cash and cash equivalents	72,722	(46,736)	(25,386)
Cash and cash equivalents at beginning of year	36,215	108,937	62,201

Cash and cash equivalents at end of year	$108,937	$62,201	$36,815

Supplemental cash flow disclosures:
Interest paid on debt	$32,884	$27,308	$19,907
Premium paid on repurchase of senior subordinated notes	$3,150	$10,000	$2,782
Income taxes paid	$1,390	$21,888	$58,094
Supplemental disclosure of non-cash investing and financing activities:
Additions to capital leases	$1,101	$—	$—

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 1, 2003, January 31, 2004 and January 29, 2005

(In thousands, except per share data)

1. Summary of Significant Accounting Policies

(a) Description of Business:

PETCO Animal Supplies, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “PETCO”), is a national specialty retailer of premium pet food, supplies and services with 716 stores in 47 states and the District of Columbia as of January 29, 2005. The Company’s pet-related products include food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies.

(b) Basis of Presentation:

The consolidated financial statements include the accounts of PETCO Animal Supplies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain amounts reported in prior fiscal years have been reclassified to conform with the current period presentation.

(c) Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2004 refer to the fiscal year beginning on February 1, 2004 and ending on January 29, 2005.

(d) Cash Equivalents:

Cash equivalents represent all liquid investments with original maturities of three months or less and include money market funds.

(e) Vendor Rebates and Allowances:

Most of the Company’s receivables are due from vendors. Receivables are stated net of an allowance for doubtful accounts for estimated losses resulting from the inability to collect these receivables, which is determined by continually evaluating individual receivables, the vendor’s financial condition and current economic conditions. The allowance for doubtful accounts was $1,597 and $1,747 at January 31, 2004 and January 29, 2005, respectively.

The Company adopted Emerging Issues Task Force, or EITF, 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, for arrangements with vendors entered into or modified subsequent to December 31, 2002. EITF 02-16 addresses how a customer should account for cash consideration received from a vendor and requires all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of selling, general and administrative expenses. The transition provisions applied prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002 and did not allow for prior period reclassification. Pursuant to the adoption of EITF 02-16, substantially all vendor support is initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales and occupancy costs as the related inventory is sold. Prior to the adoption of EITF 02-16, certain vendor support was recorded as a reduction of selling, general and administrative expenses when earned. Certain cooperative advertising reimbursements continue to be classified as a reduction of advertising expenses within selling, general and administrative expenses, because they represent a reimbursement of specific, incremental and identifiable advertising costs incurred by the Company in selling certain vendors’ products. The total amount of such reimbursements is immaterial to the Company’s consolidated financial position and results of operations.

The Company adopted EITF 03-10, Application of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers, during the first quarter of fiscal 2004. EITF 03-10 addresses the accounting for consideration received by a reseller in the form of a reimbursement by a vendor for honoring a vendor’s sales incentives offered directly to consumers, and requires such consideration to be accounted for as a reduction of cost of sales unless certain criteria are met. Prior to the adoption of EITF 03-10, such vendors’ sales incentives were recognized as net sales. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first quarter of fiscal 2004. In accordance with EITF 03-10, the fiscal 2003 consolidated financial statements have been reclassified to conform to this accounting change. For fiscal 2003, the adoption of EITF 03-10 resulted in the reclassification of $43.7 million of vendors’ sales incentives as a reduction of both net sales and cost of sales and occupancy costs. For fiscal 2004, the corresponding amount of vendors’ sales incentives recorded as a reduction of cost of sales and occupancy costs was $49.1 million.

(f) Merchandise Inventories:

Merchandise inventories represent finished goods and are stated at the lower of cost or market. Cost is determined by the average cost method. Physical inventories are taken on a regular basis to ensure that inventories reflected in the accompanying consolidated balance sheets are properly stated. During the period between physical inventory counts, the Company accrues for estimated losses related to shrink based on historical shrink results and current trends in the business. Shrink may occur due to theft, loss or the deterioration of goods, among other things. The Company assesses its inventory for estimated obsolescence or unmarketable inventory and writes down the difference between the cost of inventory and the estimated market value based upon historical write-downs and assumptions about future sales and supply on-hand.

(g) Fixed Assets and Depreciation and Amortization:

Fixed assets are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred.

Buildings, equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful life of the asset. Leasehold and building improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Amortization of fixed assets financed through capital leases is included in depreciation expense. The Company’s fixed assets are depreciated or amortized using the following estimated useful lives:

Buildings	30 years
Equipment	3 to 7 years
Furniture and fixtures	4 to 7 years
Leasehold and building improvements	5 to 10 years

(h) Operating Leases:

Rent expense under operating leases is recognized on a straight-line basis over the terms of the leases, which generally range from ten to 15 years for store and distribution center sites and five years for equipment. Costs incurred in negotiating and signing an operating lease agreement are capitalized and recognized on a straight-line basis over the term of the lease. Reimbursements from lessors of tenant improvement costs are recorded as deferred rent and amortized on a straight-line basis over the term of the lease.

In addition, note 1(x) discusses the Company’s change in accounting policy related to recent lease accounting clarifications by the Securities and Exchange Commission.

(i) Debt Issuance Costs:

The Company has capitalized debt issuance costs at January 31, 2004 and January 29, 2005 of $5,469 and $1,327, net of accumulated amortization. Debt issuance costs are amortized to interest expense over the life of the related debt using the straight-line method. Accumulated amortization at January 31, 2004 and January 29, 2005 was $4,419 and $278, respectively.

(j) Goodwill, Other Intangible Assets and Long-Lived Assets:

Goodwill represents the excess of the cost of acquired businesses over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company performs its required annual impairment test during the second quarter of each year, and performs additional impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable at the store level. Impairment charges are recorded for any store with allocated goodwill in excess of its fair value, which is calculated based on the present value of estimated future net cash flows expected to be generated by the store. Impairment charges were not significant in fiscal 2002, 2003 or 2004.

Non-compete agreements and acquired lease rights, which comprise substantially all of the Company’s other intangible assets, have defined lives and are included in other current and other long-term assets in the accompanying consolidated balance sheets. Non-compete agreements had a gross carrying value of $3,737 and $3,337 and accumulated amortization of $920 and $1,141 at January 31, 2004 and January 29, 2005, respectively. Non-compete agreements are amortized using the straight-line method over their estimated useful lives of two and five years. Acquired lease rights had a gross carrying value of $0 and $4,947 and accumulated amortization of $0 and $96 at January 31, 2004 and January 29, 2005, respectively. Acquired lease rights are amortized using the straight-line method over the term of the leases, which range from 8 to 12 years.

The Company periodically assesses its other long-lived assets, primarily fixed assets, for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows expected to be generated by an asset (or group of assets) are less than its carrying value. Any required impairment losses are measured as the amount by which the asset’s carrying value exceeds its fair value, and are recorded as a reduction in the carrying value of the related asset and charged to results of operations. Impairment assessments of long-lived assets resulted in write-downs of fixed assets of $150, $736 and $1,715 during fiscal 2002, 2003 and 2004, respectively. These write-downs relate to fixed assets of closed and underperforming stores and are recorded in cost of sales and occupancy costs in the accompanying consolidated statements of operations.

(k) Self-Insurance Accruals:

The Company maintains accruals for self-insured workers compensation costs, which is classified in accrued salaries and employee benefits in the accompanying consolidated balance sheets, and self-insured general liability costs, which is classified in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company determines these accruals based on historical experience and trends related to claims and payments, information provided by the Company’s insurance broker, and industry experience and trends. All estimates of ultimate loss and loss adjustment expense, and resulting reserves, are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability.

(l) Store Closing Costs:

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, for exit or disposal activities initiated after December 31, 2002. In accordance with SFAS No. 146, all costs associated with exit or disposal activities are recognized when they are incurred or when the Company ceases using a property. Prior to the adoption of this standard, the Company charged costs associated with store closures to operations upon commitment to close a store within 12 months of the date of commitment. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net of expected sub-lease income. Store closing costs are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, and are recorded in cost of sales and occupancy costs in the accompanying consolidated statements of operations. For fiscal 2002, 2003 and 2004, store closing costs charged to operations were $2,109, a net credit of $322, and $3,914, respectively. Total accrued store closing costs were $1,052 and $3,043 as of January 31, 2004 and January 29, 2005, respectively, and are included in accrued expenses and other liabilities (short-term portion) and deferred rent and other liabilities (long-term portion).

(m) Advertising Expenses:

The Company charges advertising costs to expense as incurred and classifies advertising costs within selling, general and administrative expenses. Total advertising expenses were $16,396, $41,665 and $55,952 for fiscal 2002, 2003 and 2004, respectively.

(n) Cost of Sales and Occupancy Costs:

Cost of sales and occupancy costs includes the following types of expenses: direct costs associated with products sold, including inbound freight charges; shipping and handling costs; inventory shrink costs; payroll costs of pet groomers and trainers and other direct costs of the services line of business; store occupancy and utilities costs; purchasing costs; warehousing and receiving costs; internal transfer costs; and other costs of the Company’s distribution network. Also included in cost of sales and occupancy costs is certain consideration received from vendors for vendor rebates, allowances and discounts.

(o) Selling, General and Administrative Expenses:

Selling, general and administrative expenses includes the following types of expenses: payroll costs of store employees and management; other costs associated with store operations; store pre-opening and remodeling costs; advertising expenses; and general and administrative costs, including payroll and other costs associated with the Company’s management and other support functions.

(p) Fair Value of Financial Instruments:

Because of their short maturities, the carrying amounts for cash equivalents, receivables, accounts payable, accrued expenses and other liabilities, and accrued salaries and employee benefits approximate fair value. The estimated fair value of the senior subordinated notes was approximately $122 million at January 29, 2005, based upon prices recently paid by the Company for these instruments. The carrying amounts for the senior credit facility and other debt obligations approximate fair value as the interest rates and terms are substantially similar to those that could be obtained currently for similar instruments.

(q) Income Taxes:

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

(r) Stock-Based Compensation:

The Company accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and recognizes compensation expense if the market price of the underlying stock exceeds the exercise price on the date of grant. Stock-based compensation costs are amortized to expense over the vesting period of the option. Had compensation costs for the Company’s stock option plans been determined based on the fair value of the awards at the grant date, consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings and net earnings per share would have been as presented below:

	Years Ended
	February 1, 2003	January 31, 2004	January 29, 2005
Net earnings available to common stockholders	$11,654	$64,713	$82,373
Stock-based compensation recorded using the intrinsic value method, net of tax	5,277	—	—

Net earnings as reported	16,931	64,713	82,373
Stock-based compensation using the fair value method, net of tax	(5,509)	(2,350)	(6,554)

Pro forma net earnings	$11,422	$62,363	$75,819

Basic earnings per share - as reported	$0.21	$1.13	$1.43
Basic earnings per share - pro forma	$0.20	$1.09	$1.32
Diluted earnings per share - as reported	$0.20	$1.11	$1.41
Diluted earnings per share - pro forma	$0.20	$1.07	$1.30

The estimated weighted-average fair value per share of the options granted during fiscal 2002, 2003 and 2004 was estimated to be $8.76, $7.41 and $12.95, respectively. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended
	February 1, 2003	January 31, 2004	January 29, 2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.3%	44.3%	40.5%
Risk-free interest rate	4.1%	3.0%	2.7%
Expected life	5 years	5 years	5 years

In connection with fixed plan stock option awards granted to employees in fiscal 2001, the Company recorded deferred compensation of $9,288 equal to the aggregate difference between the exercise prices of the options granted and the fair value of the underlying stock. Deferred compensation was amortized over the vesting periods of the options. During fiscal 2002, the Company recorded amortization in the amount of $8,439. In connection with the Company’s initial public offering of its common stock in fiscal 2002 (see Note 7), all outstanding options prior to the initial public offering were modified and became fully vested. Total stock-based compensation for fiscal 2002 was $8,651 and is recorded in cost of sales and occupancy costs and stock-based compensation and other costs in the amounts of $1,460 and $7,191, respectively, in the accompanying consolidated statements of operations. See Note 8 for a summary of stock options outstanding.

(s) Comprehensive Income:

SFAS No. 130, Reporting Comprehensive Income, requires that certain items of comprehensive income other than net earnings be reported in the consolidated financial statements. During fiscal 2002, the Company recorded $1,467, net of tax expense of $868, to other comprehensive income related to the increase in fair value of the Company’s interest rate hedge, which expired in December 2002.

(t) Revenue Recognition:

Revenue from sales of the Company’s products is recognized at the point of sale for retail stores. For merchandise shipped to customers, revenue, including outbound shipping charges, is recognized and title and risk of loss pass at the time of shipment. Revenue from pet grooming, training and other services is recognized when services are performed. Revenue is recorded net of discounts and promotions offered to customers, including those offered under the Company’s customer loyalty program. The Company records an allowance for estimated returns in the period of sale.

(u) Pre-opening Costs:

Costs incurred in connection with opening new stores are expensed as incurred and are recorded in selling, general and administrative expenses. Such costs include advertising, payroll, initial store supplies and utilities.

(v) Debt Retirement Costs:

Debt retirement costs consist of prepayment premiums, the write off of unamortized debt issuance costs, and legal and closing costs associated with the extinguishment of debt. In fiscal 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Upon the adoption of SFAS No. 145, the Company reclassified the fiscal 2002 debt retirement costs from extraordinary losses on debt extinguishment to expenses from recurring operations in the accompanying consolidated statements of operations.

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

(x) Change in Accounting Policy:

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the Center for Public Company Audit Firms, American Institute of Certified Public Accountants

regarding certain accounting matters related to operating leases and their application under U.S. generally accepted accounting principles. This clarification addressed, among other things, the SEC staff’s view of the appropriate accounting for tenant improvement allowances received from lessors. As a result of this letter and based on an internal review, the Company identified an error in its accounting practices associated with tenant improvement allowances. Historically, these allowances were classified on the consolidated balance sheets as a reduction of leasehold improvements within fixed assets and amortized as a reduction of depreciation and amortization expense over the estimated useful lives of the leasehold improvements or the lease term, whichever was shorter. In the consolidated statements of cash flows, these allowances were historically recorded as a reduction in the purchase of fixed assets. To correct this error, the Company will now record tenant improvement allowances as a credit to deferred rent, which will be amortized as a reduction of rent expense over the lease term. This change will not affect the income statement classification of these amounts, since both leasehold improvement amortization expense and rent expense are classified in cost of sales and occupancy costs in the consolidated statements of operations. However, this change does affect historical and current period net earnings, since leasehold improvements are generally amortized over their estimated useful life of ten years while the average lease term over which rent expense is recognized is approximately 11 years.

In the fourth quarter of fiscal 2004, the Company recorded the necessary adjustments to its consolidated balance sheet as of January 29, 2005, consolidated statement of operations for the fiscal year ended January 29, 2005 and consolidated statement of cash flows for the fiscal year ended January 29, 2005. The adjustments recorded on the January 29, 2005 balance sheet were to increase fixed assets by $23.6 million and increase deferred rent by $24.9 million. The adjustment recorded on the fiscal 2004 statement of operations resulted in a $1.3 million increase in cost of sales and occupancy costs, of which $0.9 million related to fiscal years prior to fiscal 2004. This adjustment had a net of tax effect of $0.8 million, or $0.01 per basic and diluted share, for the fiscal year ended January 29, 2005. Regarding the fiscal 2004 statement of cash flows, the changes in lease accounting resulted in an $8.5 million increase in net cash provided by operating activities and an $8.5 million increase in net cash used in investing activities. The impact of these adjustments was not material to the fiscal 2004 or prior period consolidated financial statements.

(y) Future Accounting Requirements:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of employee stock-based compensation. SFAS No. 123 allowed companies to disclose the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements. SFAS No. 123(R) applies to all stock-based compensation transactions with employees in which a company acquires services by issuing its stock or other equity instruments, except through arrangements resulting from employee stock ownership plans, or by incurring liabilities that are based on the company’s stock price. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123(R). In accordance with this amendment, the accounting provisions of SFAS No. 123(R) are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) no later than the first quarter of fiscal 2006. The Company is evaluating the requirements of SFAS No. 123(R) and SAB No. 107 and expects the adoption of these pronouncements to have a significant impact on its consolidated results of operations.

(z) Significant Fourth Quarter Adjustments:

During the fourth quarter of fiscal 2004, the Company recorded an adjustment for unrecorded distribution costs in the amount of $5.6 million, or $3.6 million net of the related tax effects. Of this amount, $4.4 million, or

$2.7 million net of the related tax effects, relates to periods prior to the fourth quarter of fiscal 2004. The $5.6 million adjustment decreased net earnings per diluted share by $0.06 for the fourth quarter of fiscal 2004. Additionally, the Company recorded an adjustment of $2.3 million to adjust its deferred taxes as a result of the Company’s year-end review of its deferred tax accounts. This adjustment increased net earnings per diluted share by $0.04. The impact of these adjustments was not material to the fiscal 2004 or prior period consolidated financial statements.

2. Net Earnings per Share:

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the incremental shares issuable upon the assumed exercise of potentially issuable common stock.

Net earnings and the weighted average number of common shares used to compute basic and diluted net earnings per share are presented below:

	Years Ended
	February 1, 2003	January 31, 2004	January 29, 2005
Net earnings available to common stockholders	$11,654	$64,713	$82,373

Common shares, basic	56,094	57,422	57,542
Dilutive effect of stock options	812	877	969

Common shares, diluted	56,906	58,299	58,511

Options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings per share because of their anti-dilutive impact were 46, 7 and 1,214 for fiscal 2002, 2003 and 2004, respectively.

3. Composition of Balance Sheet Accounts

Fixed Assets, Net

Fixed assets consisted of the following at the balance sheet dates:

	January 31, 2004	January 29, 2005
Land, buildings and related improvements	$23,849	$24,843
Equipment	202,268	227,470
Furniture and fixtures	111,207	130,851
Leasehold improvements	183,179	253,170

	520,503	636,334
Less accumulated depreciation	(264,156)	(303,034)

	$256,347	$333,300

The Company has $1,101 in fixed assets financed through capital leases at January 31, 2004 and January 29, 2005. Accumulated amortization related to these financed assets was $454 and $821 at January 31, 2004 and January 29, 2005, respectively.

Accrued Salaries and Employee Benefits

Accrued salaries and employee benefits consisted of the following at the balance sheet dates:

	January 31, 2004	January 29, 2005
Accrued payroll	$20,910	$22,637
Accrued compensated absences	9,622	11,106
Accrued workers compensation costs	26,472	38,748
Other accrued employee benefits	219	228

	$57,223	$72,719

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at the balance sheet dates:

	January 31, 2004	January 29, 2005
Accrued insurance	$9,852	$11,839
Sales taxes payable	13,687	15,293
Accrued income taxes	6,786	518
Other accrued expenses and liabilities	36,935	40,675

	$67,260	$68,325

4. Senior Credit Facility

On January 13, 2005, the Company entered into a new senior credit facility consisting of a $200 million secured revolving credit facility (the “revolving credit facility”). The revolving credit facility expires on January 31, 2010, although the Company has the option to extend the expiration for an additional one-year period, subject to the satisfaction of certain conditions. The Company also has the option to increase the amount of available credit under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $125 million though April 30, 2007. After April 30, 2007, the amount by which available borrowings under the revolving credit facility may be increased is reduced to $50 million.

Borrowings under the revolving credit facility are secured by substantially all of the personal property assets of the Company and its subsidiaries and bear interest at the Company’s option, at the agent bank’s base rate plus a margin of up to 0.75%, or LIBOR plus a margin of up to 1.875%, in each case based on the Company’s leverage ratio at the time. In addition, the Company has pledged all of the capital stock of its domestic subsidiaries to secure the Company’s obligations under the revolving credit facility. The Company incurs a fee of up to 2.1% on letters of credit issued under the revolving credit facility and a fee of up to 0.3% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding under the revolving credit facility to be immediately due and payable.

Also on January 13, 2005, the Company’s prior senior credit facility was terminated as a result of the payment in full of all amounts due and payable under the prior senior credit facility. In connection with this termination and early repayments made during the fourth quarter of fiscal 2004 prior to this termination, the

Company recorded debt retirement costs of $4.0 million related to the write off of unamortized debt issuance costs. The Company borrowed $65 million under the new revolving credit facility to repay borrowings outstanding under the prior senior credit facility. Additionally, $24.9 million of the letter of credit subfacility to the revolving credit facility was utilized to replace letters of credit outstanding under the prior senior credit facility.

During fiscal 2003, the Company made an early repayment of $50.0 million on the prior senior credit facility and recorded debt retirement costs of $1.6 million related to the write off of unamortized debt issuance costs.

At January 29, 2005, the Company was in compliance with all of the covenants under the revolving credit facility, and the outstanding balance of the revolving credit facility was $85.0 million. Amounts outstanding under the revolving credit facility are due in full on January 31, 2010. The interest rate at January 29, 2005 on the borrowings under the revolving credit facility was 4.1%. At January 29, 2005, the Company had outstanding $24.9 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $90.1 million at January 29, 2005.

5. Senior Subordinated Notes

The senior subordinated notes mature on November 1, 2011, and interest accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The Company may redeem the senior subordinated notes at its option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the senior subordinated notes may declare all amounts outstanding to be immediately due and payable.

In March 2002, the Company repurchased $30.0 million in principal amount of its senior subordinated notes and recorded debt retirement costs totaling $3.3 million, consisting primarily of a prepayment premium. In January 2004, the Company repurchased $50.0 million in principal amount of its senior subordinated notes and recorded debt retirement costs totaling $10.6 million, consisting primarily of a prepayment premium. During the fourth quarter of fiscal 2004, the Company repurchased $16.0 million in principal amount of its senior subordinated notes and recorded debt retirement costs totaling $2.8 million, consisting primarily of a prepayment premium. In addition, on February 17, 2005, the Company repurchased an additional $14.7 million in principal amount of its senior subordinated notes, leaving $89.3 million in principal amount of its senior subordinated notes outstanding at February 17, 2005.

6. Lease Commitments and Other Obligations

The Company leases distribution center and store facilities and equipment under operating leases. These operating leases generally have terms from five to 15 years. Certain store leases include additional contingent rental payments of a percentage of store revenues above defined levels. Contingent rentals during fiscal 2002, 2003 and 2004 were $143, $156 and $119, respectively. Rent expense under operating leases for fiscal 2002, 2003 and 2004 was $129,804, $145,129 and $165,653, respectively, excluding sublease income. Sublease income for fiscal 2002, 2003 and 2004 was $826, $877 and $1,140, respectively.

At January 29, 2005, future minimum lease payments under noncancelable operating leases and capital leases and other obligations were as follows:

Years	Capital Leases and Other Obligations	Operating Leases
2005	$490	$181,149
2006	1,767	175,720
2007	—	163,814
2008	—	155,723
2009	—	139,865
Thereafter	—	548,550

Total minimum payments	2,257	$1,364,821

Less amount representing interest	(148)

Present value of net minimum capital lease and other obligations	2,109
Less current portion of capital lease and other obligations	(353)

Capital lease and other obligations, excluding current portion	$1,756

7. Stockholders’ Equity

Common Stock

The authorized number of shares of common stock at January 31, 2004 and January 29, 2005 was 250,000 with a par value of $.001 per share. The revolving credit facility and the indenture governing the senior subordinated notes limit the Company’s ability to pay dividends or make other distributions in respect of its common stock. In addition, the Delaware general corporation law provides that dividends are only payable out of surplus or current net profits.

Preferred Stock

The authorized number of shares of preferred stock at January 31, 2004 and January 29, 2005 was 5,000 with a par value of $.01 per share. In October 2000, the Company issued 111 shares of series A senior redeemable exchangeable cumulative preferred stock and 78 shares of series B junior redeemable cumulative preferred stock. The Company redeemed, in full, all of the outstanding shares of series A and series B preferred stock in connection with its initial public offering on February 27, 2002. The liquidation preferences at redemption, including accumulated dividends and a redemption premium of 6%, were $226.2 million and $13.6 million, respectively. No shares of preferred stock were issued or outstanding at January 31, 2004 or January 29, 2005.

Public Offering

On February 27, 2002, the Company completed an initial public offering of 14,500 shares of common stock for net proceeds of approximately $254.8 million, after deducting the underwriting discount and estimated offering expenses. On March 14, 2002, the Company received additional net proceeds of approximately $17.7 million from the sale of 1,000 additional shares of common stock pursuant to the exercise of the underwriters’ over-allotment option. The Company used $239.8 million of the net proceeds of the initial public offering to redeem in full all of the Company’s then outstanding shares of series A and series B preferred stock. The Company also used approximately $32.7 million of the net proceeds, plus approximately $1.8 million in cash on-hand, to repurchase $30.0 million in principal amount of its 10.75% senior subordinated notes at 110.5% of their face amount, plus accrued and unpaid interest through the repurchase date. Concurrent with the initial public offering, warrants to purchase 2,132 shares of common stock were exercised and all outstanding options prior to the initial public offering became fully vested.

Registration Statements

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

During fiscal 2004, certain selling stockholders sold a total of 12,227 shares of the Company’s common stock, pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. Offering expenses of $548 were recorded by the Company as a direct charge to retained earnings during fiscal 2004. All shares of common stock available for sale under this registration statement have been sold.

8. Employee Benefit Plans

Employee Savings and Retirement Plans

The Company has employee savings plans that permit eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company’s non-qualified deferred compensation plan. The Company matches 50% of the first 6% of compensation that is contributed by each participating employee to the plans. In connection with the required match, the Company’s contributions to the plans were $1,351 in fiscal 2002, $1,364 in fiscal 2003 and $1,474 in fiscal 2004.

Stock Option Plans

Stock options granted under the 1994 Stock Option Plan are exercisable for up to ten years following the date of grant. As of January 29, 2005, there were 373 options outstanding under the 1994 Stock Option Plan, and no further grants will be made. Options granted under the 1994 Stock Option Plan generally vest 100% on the date which is three years from the date of the grant.

The 2002 Incentive Award Plan (the “Incentive Plan”) provides for the granting of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits to officers, employees, consultants and directors. Stock options granted under the Incentive Plan generally vest 100% on the date which is three years from the date of the grant and expire ten years from the date of the grant. Except with regard to grants to independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 1,115 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 2.0% of the total number of issued and outstanding shares of common stock outstanding as of the last day of the fiscal year immediately preceding such March 1. With respect to grants to the Company’s independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 56 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 0.1% of the total number of issued and outstanding shares of common stock as of the last day of the fiscal year immediately preceding such March 1. At January 29, 2005, options to purchase 824 shares remained available for future grant under the Incentive Plan. All option grants under the Incentive Plan had an exercise price equal to the market price of the underlying common stock on the date of grant.

Information regarding the Company’s stock option plans is as follows:

	Shares	Option Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at February 2, 2002	1,355	$0.10-$ 4.45	$1.03
Granted	680	$19.00-$25.09	$19.78
Exercised	(639)	$0.10-$ 4.45	$1.02
Cancelled	(127)	$0.50-$19.00	$10.28

Outstanding at February 1, 2003	1,269	$0.10-$25.09	$10.16
Granted	1,098	$16.85-$31.48	$17.39
Exercised	(85)	$0.10-$ 4.45	$1.11
Cancelled	(124)	$16.96-$21.79	$17.97

Outstanding at January 31, 2004	2,158	$0.10-$31.48	$13.76
Granted	1,385	$28.19-$33.20	$32.86
Exercised	(196)	$0.50-$ 4.45	$1.03
Cancelled	(216)	$16.96-$33.20	$23.55

Outstanding at January 29, 2005	3,131	$0.10-$33.20	$22.33

The following table summarizes information about the options outstanding under the Company’s stock option plans at January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10-$16.85	376	6.56	$1.24	376	$1.24
$16.96	898	8.12	$16.96	—	$—
$19.00-$25.09	525	7.19	$20.10	51	$21.73
$28.19-$32.81	121	9.06	$30.85	39	$28.96
$32.99-$33.20	1,211	9.11	$32.99	—	$—

	3,131	8.19	$22.33	466	$5.80

See Note 1(r) for a discussion of the Company’s accounting for stock-based compensation expense.

9. Income Taxes

Income taxes consists of the following:

	Years Ended
	February 1, 2003	January 31, 2004	January 29, 2005
Current:
Federal	$3,866	$14,205	$41,219
State	2,003	4,355	8,721

	5,869	18,560	49,940

Deferred:
Federal	16,129	14,991	2,577
State	1,847	1,105	(2,970)

	17,976	16,096	(393)

Income taxes	$23,845	$34,656	$49,547

A reconciliation of income taxes at the federal statutory rate of 35% with the provision for income taxes follows:

	Years Ended
	February 1, 2003	January 31, 2004	January 29, 2005
Income taxes at federal statutory rate	$19,595	$34,779	$46,172
Non-deductible expenses	1,957	270	130
State taxes, net of federal tax benefit	2,239	2,603	3,960
Change in federal valuation allowance	(4,542)	(580)	—
Net operating losses	4,844	(3,379)	—
Other	(248)	963	(715)

	$23,845	$34,656	$49,547

The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

	Years Ended
	February 1, 2003	January 31, 2004	January 29, 2005
Inventory	$904	$(2,200)	$(1,465)
Deferred rent	(350)	(354)	(1,693)
Depreciation	6,944	8,824	6,063
Accrued expenses	9,453	219	2,403
Accrued employee benefits	(5,545)	(3,889)	(3,836)
Intangible assets	2,055	1,997	(4)
Store closing costs	(102)	654	(771)
Assets related to Internet investment	(1,027)	825	86
Benefit of net operating loss carryforwards	8,923	6,984	735
Alternative minimum tax credit and other state tax credits	179	3,663	25
Change in valuation allowance	(4,542)	(747)	(35)
Other	1,952	120	(1,901)

	$18,844	$16,096	$(393)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities follow:

	January 31, 2004	January 29, 2005
Deferred tax assets:
Inventory	$5,277	$6,742
Deferred rent	6,191	7,884
Accrued employee benefits	15,771	19,607
Store closing costs	410	1,181
Assets related to Internet investment	8,854	8,768
Net operating loss carryforwards	830	95
Alternative minimum tax credit and other state tax credits	32	7
Other	2,089	3,965

Total deferred tax assets	39,454	48,249
Valuation allowance	(8,803)	(8,768)

Net deferred tax assets	30,651	39,481

Deferred tax liabilities:
Depreciation	(31,373)	(37,436)
Intangible assets	(4,067)	(4,063)
Accrued expenses	(9,672)	(12,075)
Other	(411)	(386)

Total deferred tax liabilities	(45,523)	(53,960)

	$(14,872)	$(14,479)

Deferred taxes are reflected in the accompanying consolidated balance sheets as follows:

	January 31, 2004	January 29, 2005
Current—Deferred tax assets	$12,047	$17,680
Long-term—Deferred tax liability	(26,919)	(32,159)

	$(14,872)	$(14,479)

The valuation allowance of $8,803 and $8,768 at January 31, 2004 and January 29, 2005, respectively, relates primarily to the capital loss arising from the Company’s divestiture of an Internet investment in fiscal 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

At January 29, 2005, the Company has available net loss carryforwards of $1,728 for state income tax purposes, which begin expiring in 2007.

10. Related Party Transactions

In October 2000, the Company entered into a management services agreement with two entities that were sponsors of the Company’s merger and recapitalization transaction and became the Company’s two largest common stockholders. Under the terms of this agreement, the Company paid management fees in an aggregate amount of $260 in fiscal 2002 to these two related parties. In February 2002, the Company terminated the management services agreement and paid a termination fee of $12.5 million that was recorded in fiscal 2002.

During fiscal 2000 and 2001, the Company made loans totaling $981 to a number of officers and other members of management to fund the exercise of vested stock options and to pay certain taxes in connection with the exercise of these options. The loans were evidenced by secured promissory notes that bore interest at rates ranging from 6.00% to 6.22%, compounded annually. As of January 31, 2004 and January 29, 2005, the total outstanding balance of these loans, including accrued interest, was $527 and $0, respectively. The notes matured and were fully repaid in fiscal 2004.

11. Contingencies

On April 18, 2005, the Company and two of its officers, James M. Myers, the Company’s Chief Executive Officer, and Rodney Carter, the Company’s Chief Financial Officer, were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff, Plumbers and Pipefitters Local 51 Pension Fund, purports to represent a class of purchasers of the Company’s stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented the Company’s financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for the Company’s stock. The complaint seeks unspecified monetary damages. On April 26, 2005, another class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above. The April 26 suit named Brian K. Devine, the Company’s Chairman, as an additional defendant. The named plaintiffs in the April 26 suit, Richard and Loretta Hochreiter, purport to represent an identical class of investors as that identified in the April 18 lawsuit. On April 27, 2005, another class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above, naming Roger Lieberman as its representative plaintiff. On May 5, 2005, an additional class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above, naming Messrs. Myers, Carter and Devine as defendants. The May 5 complaint names Dikran Toroser as its representative plaintiff. The Company has tendered these matters to its insurance carriers, and does not believe the outcome of these matters will have a material adverse impact on its consolidated financial position or results of operations in any future period.

In addition, certain law firms have announced that they are seeking plaintiffs in order to file a lawsuit against the Company based on unasserted claims similar to those described above. Upon receipt of any formal complaint relating to such claims, the Company intends to tender these matters and any other similar matters to its insurance carriers, and does not believe the outcome of these matters will have a material adverse impact on its consolidated financial position or results of operations in any future period.

On April 22, 2005, Angela Carr, an alleged owner of the Company’s stock, derivatively sued all of the Company’s directors and its Chief Executive Officer and Chief Financial Officer, purportedly on behalf of the Company, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 to the present. The complaint, filed in Superior Court of the State of California for the County of San Diego, seeks to recover on behalf of the Company alleged unspecified damages sustained by the Company as a result of such alleged actions, treble damages, disgorgement of profits from the sale of the Company’s securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. Also on April 22, 2005, another shareholder derivative action was filed in Superior Court of the State of California for the County of San Diego on behalf of Gwen Jordan against the same defendants and with substantially similar allegations to those described above. The Company has tendered these matters to its insurance carriers, and does not believe the outcome of these matters will have a material adverse impact on its consolidated financial position or results of operations in any future period.

The Company is involved in other routine litigation arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its consolidated financial position or results of operations in any future period.

12. Supplemental Guarantor Condensed Consolidating Financial Information

Effective January 13, 2005, the Company implemented a new holding company structure. The restructuring was accomplished through a merger pursuant to which all of the stockholders of PETCO Animal Supplies, Inc. at the effective time of the merger became stockholders of the new parent holding company, and PETCO Animal Supplies, Inc. became a wholly-owned subsidiary of the new parent holding company and changed its name to PETCO Animal Supplies Stores, Inc. The business operations of the Company have not changed as a result of the restructuring. The new parent holding company has taken the PETCO Animal Supplies, Inc. name and trades under the same symbol on the NASDAQ National Market.

The Company’s senior subordinated notes are issued by PETCO Animal Supplies Stores, Inc. (the subsidiary issuer) and are guaranteed by the parent company and certain subsidiaries of the parent company (the guarantor subsidiaries) on a full and unconditional basis. Each of the guarantor subsidiaries is, directly or indirectly, 100% owned by the subsidiary issuer, and the guarantees are joint and several. Certain other subsidiaries (the non-guarantor subsidiaries) do not guarantee such debt.

The following tables present the condensed consolidating balance sheets of PETCO Animal Supplies, Inc. as of January 31, 2004 and January 29, 2005 and the related condensed consolidating statements of operations and of cash flows for each of the years in the three-year period ended January 29, 2005.

CONDENSED CONSOLIDATED PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR BALANCE SHEET

January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$61,428	$773	$—	$—	$62,201
Receivables	78	12,436	—	—	12,514
Merchandise inventories	129,787	9,726	—	—	139,513
Deferred tax assets	12,047	—	—	—	12,047
Other current assets	10,024	2,883	—	—	12,907

Total current assets	213,364	25,818	—	—	239,182
Fixed assets, net	234,118	22,229	—	—	256,347
Goodwill	—	40,289	—	—	40,289
Intercompany investments and advances	266,219	—	—	(266,219)	—
Other assets	12,388	3,656	—	—	16,044

Total assets	$726,089	$91,992	$—	$(266,219)	$551,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(2,929)	$66,702	$—	$—	$63,773
Intercompany payables	251,372	(251,372)	—	—	—
Accrued salaries and employee benefits	56,167	1,056	—	—	57,223
Accrued expenses and other liabilities	58,548	8,712	—	—	67,260
Current portion of long-term debt	1,920	—	—	—	1,920

Total current liabilities	365,078	(174,902)	—	—	190,176
Senior credit facility, excluding current portion	139,370	—	—	—	139,370
Senior subordinated notes payable	120,000	—	—	—	120,000
Deferred tax liability	26,919	—	—	—	26,919
Deferred rent and other liabilities	21,589	675	—	—	22,264

Total liabilities	672,956	(174,227)	—	—	498,729
Stockholders’ equity	53,133	266,219	—	(266,219)	53,133

Total liabilities and stockholders’ equity	$726,089	$91,992	$—	$(266,219)	$551,862

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATED PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR BALANCE SHEET

January 29, 2005

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$36,590	$225	$—	$—	$36,815
Receivables	—	1,268	16,607	—	—	17,875
Merchandise inventories	—	155,534	11,504	—	—	167,038
Deferred tax assets	—	17,680	—	—	—	17,680
Other current assets	—	10,778	138	—	—	10,916

Total current assets	—	221,850	28,474	—	—	250,324
Fixed assets, net	—	306,901	26,399	—	—	333,300
Goodwill	—	—	40,179	—	—	40,179
Intercompany investments and advances	68,796	334,697	—	—	(403,493)	—
Other assets	—	14,360	2,290	—	—	16,650

Total assets	$68,796	$877,808	$97,342	$—	$(403,493)	$640,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,295	$76,847	$—	$—	$82,142
Intercompany payables	(68,499)	388,874	(320,375)	—	—	—
Accrued salaries and employee benefits	—	70,105	2,614	—	—	72,719
Accrued expenses and other liabilities	—	60,207	8,118	—	—	68,325
Current portion of long-term debt	—	5,953	(5,600)	—	—	353

Total current liabilities	(68,499)	530,434	(238,396)	—	—	223,539
Senior credit facility	—	85,000	—	—	—	85,000
Senior subordinated notes payable	—	103,982	—	—	—	103,982
Deferred tax liability	—	32,159	—	—	—	32,159
Deferred rent and other liabilities	—	57,437	1,041	—	—	58,478

Total liabilities	(68,499)	809,012	(237,355)	—	—	503,158
Stockholders’ equity	137,295	68,796	334,697	—	(403,493)	137,295

Total liabilities and stockholders’ equity	$68,796	$877,808	$97,342	$—	$(403,493)	$640,453

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATED PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENTS OF OPERATIONS

For the year ended February 1, 2003

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,358,130	$966,906	$—	$(848,402)	$1,476,634
Cost of sales and occupancy costs	953,807	815,013	—	(752,571)	1,016,249

Gross profit	404,323	151,893	—	(95,831)	460,385
Selling, general and administrative expenses	332,433	107,150	—	(95,831)	343,752
Management fees and termination costs	12,760	—	—	—	12,760
Stock-based compensation and other costs	8,388	—	—	—	8,388
Litigation settlement	3,497	—	—	—	3,497

Operating income	47,245	44,743	—	—	91,988
Interest income	(801)	—	—	—	(801)
Interest expense	33,467	—	—	—	33,467
Debt retirement costs	3,336	—	—	—	3,336

Earnings before income taxes	11,243	44,743	—	—	55,986
Income taxes	23,845	—	—	—	23,845

Earnings (loss) before equity in earnings of subsidiaries	(12,602)	44,743	—	—	32,141
Equity in earnings of subsidiaries	44,743	—	—	(44,743)	—

Net earnings	$32,141	$44,743	$—	$(44,743)	$32,141

For the year ended January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,486,224	$1,087,757	$—	$(963,550)	$1,610,431
Cost of sales and occupancy costs	1,011,806	884,572	—	(835,436)	1,060,942

Gross profit	474,418	203,185	—	(128,114)	549,489
Selling, general and administrative expenses	386,328	153,602	—	(128,114)	411,816

Operating income	88,090	49,583	—	—	137,673
Interest income	(1,389)	—	—	—	(1,389)
Interest expense	27,504	—	—	—	27,504
Debt retirement costs	12,189	—	—	—	12,189

Earnings before income taxes	49,786	49,583	—	—	99,369
Income taxes	34,656	—	—	—	34,656

Earnings before equity in earnings of subsidiaries	15,130	49,583	—	—	64,713
Equity in earnings of subsidiaries	49,583	—	—	(49,583)	—

Net earnings	$64,713	$49,583	$—	$(49,583)	$64,713

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATED PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the year ended January 29, 2005

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$1,680,848	$1,222,241	$—	$(1,090,944)	$1,812,145
Cost of sales and occupancy costs	—	1,152,495	969,771	—	(940,912)	1,181,354

Gross profit	—	528,353	252,470	—	(150,032)	630,791
Selling, general and administrative expenses	—	438,555	184,257	—	(150,032)	472,780

Operating income	—	89,798	68,213	—	—	158,011
Interest income	—	(939)	(24)	—	24	(939)
Interest expense	—	20,300	—	—	(24)	20,276
Debt retirement costs	—	6,754	—	—	—	6,754

Earnings before income taxes	—	63,683	68,237	—	—	131,920
Income taxes	—	49,547	—	—	—	49,547

Earnings before equity in earnings of subsidiaries	—	14,136	68,237	—	—	82,373
Equity in earnings of subsidiaries	82,373	68,237	—	—	(150,610)	—

Net earnings	$82,373	$82,373	$68,237	$—	$(150,610)	$82,373

CONDENSED CONSOLIDATED PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENT OF CASH FLOWS

For the year ended February 1, 2003

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$32,141	$44,743	$—	$(44,743)	$32,141
Adjustments to reconcile net earnings to net cash provided by operating activities	97,555	(40,913)	—	44,743	101,385

Net cash provided by operating activities	129,696	3,830	—	—	133,526

Cash flows from investing activities:
Additions to fixed assets	(52,927)	(3,282)	—	—	(56,209)
Repayments of employee loans	210	—	—	—	210

Net cash used in investing activities	(52,717)	(3,282)	—	—	(55,999)

Cash flows from financing activities:
Repayments of long term debt	(36,715)	—	—	—	(36,715)
Debt issuance costs	(1,465)	—	—	—	(1,465)
Net proceeds from issuance of common stock	273,144	—	—	—	273,144
Repayment of redeemable preferred stock	(239,769)	—	—	—	(239,769)

Net cash used in financing activities	(4,805)	—	—	—	(4,805)

Net increase in cash and cash equivalents	72,174	548	—	—	72,722
Cash and cash equivalents at beginning of year	36,000	215	—	—	36,215

Cash and cash equivalents at end of year	$108,174	$763	$—	$—	$108,937

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATED PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENT OF CASH FLOWS

For the year ended January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$64,713	$49,583	$—	$(49,583)	$64,713
Adjustments to reconcile net earnings to net cash provided by operating activities	84,660	(42,025)	—	49,583	92,218

Net cash provided by operating activities	149,373	7,558	—	—	156,931

Cash flows from investing activities:
Additions to fixed assets	(91,409)	(4,461)	—	—	(95,870)
Acquisitions of intangible assets	—	(3,087)	—	—	(3,087)
Repayments of employee loans	253	—	—	—	253

Net cash used in investing activities	(91,156)	(7,548)	—	—	(98,704)

Cash flows from financing activities:
Repayments of long term debt	(102,143)	—	—	—	(102,143)
Debt issuance costs	(1,488)	—	—	—	(1,488)
Net proceeds from issuance of common stock	91	—	—	—	91
Costs of common stock sold by stockholders	(1,423)	—	—	—	(1,423)

Net cash used in financing activities	(104,963)	—	—	—	(104,963)

Net increase (decrease) in cash and cash equivalents	(46,746)	10	—	—	(46,736)
Cash and cash equivalents at beginning of year	108,174	763	—	—	108,937

Cash and cash equivalents at end of year	$61,428	$773	$—	$—	$62,201

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATED PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF CASH FLOWS

For the year ended January 29, 2005

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$82,373	$82,373	$68,237	$—	$(150,610)	$82,373
Adjustments to reconcile net earnings to net cash provided by operating activities	(82,373)	82,410	(60,377)	—	150,610	90,270

Net cash provided by operating activities	—	164,783	7,860	—	—	172,643

Cash flows from investing activities:
Additions to fixed assets	—	(111,398)	(8,408)	—	—	(119,806)
Acquisitions of intangible assets	—	(5,147)	—	—	—	(5,147)
Repayments of employee loans	—	527	—	—	—	527

Net cash used in investing activities	—	(116,018)	(8,408)	—	—	(124,426)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	85,000	—	—	—	85,000
Repayments of long-term debt	—	(157,308)	—	—	—	(157,308)
Debt issuance costs	—	(950)	—	—	—	(950)
Net proceeds from issuance of common stock	—	203	—	—	—	203
Costs of common stock sold by stockholders	—	(548)	—	—	—	(548)

Net cash used in financing activities	—	(73,603)	—	—	—	(73,603)

Net decrease in cash and cash equivalents	—	(24,838)	(548)	—	—	(25,386)
Cash and cash equivalents at beginning of year	—	61,428	773	—	—	62,201

Cash and cash equivalents at end of period	$—	$36,590	$225	$—	$—	$36,815

EXHIBIT INDEX

Exhibit Number	Description
2.1(4)	Agreement and Plan of Reorganization, dated as of January 13, 2005, by and among the PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc. (formerly PETCO Animal Supplies, Inc.) and PETCO Merger Co.

3.1(4)	Certificate of Incorporation of PETCO Animal Supplies, Inc. as filed with the office of the Secretary of State of the State of Delaware on January 10, 2005, as amended by the Certificate of Amendment of Certificate of Incorporation as filed with the office of the Secretary of State of the State of Delaware on January 13, 2005.

3.2(4)	Bylaws of PETCO Animal Supplies, Inc.

4.1(1)	Indenture, dated as of October 26, 2001, by and among PETCO Animal Supplies Stores, Inc., certain subsidiaries of PETCO Animal Supplies Stores, Inc. and U.S. Bank National Association, as trustee.

4.3(2)	Form of Specimen Common Stock Certificate.

4.4(1)	Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO Animal Supplies, Inc. and certain stockholders of PETCO Animal Supplies, Inc.

10.1(1)#	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine.

10.2†#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and Brian K. Devine.

10.3(1)#	Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and Bruce C. Hall.

10.4†#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and Bruce C. Hall.

10.5(1)#	Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and James M. Myers.

10.6†#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and James M. Myers.

10.7(1)#	Form of Indemnification Agreement between PETCO and certain officers and directors.

10.8(1) #	Form of Retention Agreement for executive officers.

10.9(1) #	Form of Retention Agreement for non-executive officers.

10.10†#	Form of Amendment to Form of Retention Agreement for executive and non-executive officers.

10.11(3)#	PETCO Animal Supplies 401(k) plan.

10.12(1)#	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998.

10.13(1)#	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000.

10.14(1)#	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement (1994 Stock Option and Restricted Stock Plan for Executive and Key Employees).

10.15(1)#	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement (1994 Stock Option and Restricted Stock Plan for Executive and Key Employees).

10.16(1)	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO Animal Supplies Stores, Inc. and BD Recapitalization Corp.

Exhibit Number	Description

10.17(1)	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO Animal Supplies Stores, Inc. and BD Recapitalization Corp.

10.18(1)	Standard Industrial/Commercial Lease, dated as of February 28, 2001, by and between PETCO Animal Supplies Stores, Inc. and Carol Canyon Properties, LLC for 8945 Rehco Road, San Diego, California.

10.19(2)#	PETCO Animal Supplies, Inc. Deferred Compensation Plan.

10.20†#	First Amendment to PETCO Animal Supplies, Inc. Deferred Compensation Plan.

10.21(1)#	2002 Incentive Award Plan of PETCO Animal Supplies, Inc.

10.22(7)#	Form of PETCO Animal Supplies, Inc. Stock Option Agreement (2002 Incentive Award Plan).

10.23(2)#	Consulting Agreement, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine.

10.24†#	First Amendment, dated June 27, 2005, to Consulting Agreement, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine.

10.25(2)#	Supplemental Executive Retirement Program, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine.

10.26†#	PETCO Animal Supplies, Inc. Amended and Restated Executive Incentive Bonus Plan.

10.27(6)	Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders, Bank of America, N.A., as syndication agent, and U.S. Bank National Association and Union Bank of California, N.A., as co-documentation agents.

10.28(6)	Form of Revolving Note.

10.29†	First Amendment, dated as of March 10, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc. PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders.

10.30(8)	Second Amendment, dated as of April 29, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc. PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders.

10.31(9)	Third Amendment, dated as of May 31, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc. PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders.

10.32(5)	Assignment and Assumption Agreement, dated as of January 13, 2004, by and between PETCO Animal Supplies, Inc. and PETCO Animal Supplies Stores, Inc.

10.33(5)	Supplemental Indenture, dated as of January 14, 2005, by and among PETCO Animal Supplies, Inc., E-Pet Services, E-Pet Services, LLC and U.S. Bank National Association, as trustee.

21.1†	List of subsidiaries of the registrant

23.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Exhibit Number	Description

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1†*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to PETCO Animal Supplies, Inc.’s (as successor registrant to PETCO Animal Supplies Stores, Inc.) Registration Statement on Form S-1, as amended (File No. 333-75830).

(2)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended.

(3)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Registration Statement on Form S-8 (File No. 333-100397).

(4)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A on May 16, 2003.

(5)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO).

(6)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Current Report on Form 8-K filed on January 14, 2005 (with respect to the execution of the Credit Agreement).

(7)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Registration Statement on Form S-8 (File No. 333-84130).

(8)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Current Report on Form 8-K filed on April 29, 2005.

(9)	Incorporated by reference to PETCO Animal Supplies, Inc.’s Current Report on Form 8-K filed on June 3, 2005.

†	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of PETCO Animal Supplies, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.