Form 10-Q
period 2005-04-30
PETCO ANIMAL SUPPLIES INC
filed 2005-06-28
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-23574

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	May 31, 2005	57,765,653

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended April 30, 2005

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	January 29, 2005	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,815	$43,609
Receivables	17,875	17,217
Merchandise inventories	167,038	171,564
Deferred tax assets	17,680	19,157
Other current assets	10,916	15,427

Total current assets	250,324	266,974
Fixed assets, at cost	636,334	677,345
Less accumulated depreciation	(303,034)	(330,098)

Fixed assets, net	333,300	347,247
Goodwill	40,179	40,065
Other assets	16,650	17,335

Total assets	$640,453	$671,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,142	$91,888
Accrued salaries and employee benefits	72,719	62,545
Accrued expenses and other liabilities	68,325	79,907
Current portion of long-term debt	353	1,980

Total current liabilities	223,539	236,320
Senior credit facility	85,000	95,000
Senior subordinated notes payable	103,982	89,267
Deferred tax liabilities	32,159	32,431
Deferred rent and other liabilities	58,478	61,593

Total liabilities	503,158	514,611

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 57,654 and 57,766 shares issued and outstanding at January 29, 2005 and April 30, 2005, respectively	58	58
Additional paid-in capital	68,441	70,917
Retained earnings	68,796	86,035

Total stockholders’ equity	137,295	157,010

Total liabilities and stockholders’ equity	$640,453	$671,621

See accompanying notes to unaudited consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended
	May 1, 2004	April 30, 2005
Net sales	$425,877	$479,594
Cost of sales and occupancy costs	279,872	317,541

Gross profit	146,005	162,053
Selling, general and administrative expenses	115,077	127,431

Operating income	30,928	34,622
Interest expense, net	4,929	3,586
Debt retirement costs	—	2,447

Earnings before income taxes	25,999	28,589
Income taxes	10,242	11,350

Net earnings	$15,757	$17,239

Net earnings per share:
Basic	$0.27	$0.30

Diluted	$0.27	$0.29

Shares used for computing net earnings per share:
Basic	57,471	57,706

Diluted	58,450	58,713

See accompanying notes to unaudited consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirteen weeks ended
	May 1, 2004	April 30, 2005
Cash flows from operating activities:
Net earnings	$15,757	$17,239
Depreciation and amortization	14,924	18,862
Amortization of debt issuance costs	305	59
Provision for deferred and other taxes	1,940	(502)
Impairments and write-offs of fixed and other assets	85	348
Non-cash write-off of debt issuance costs	—	56
Changes in assets and liabilities:
Receivables	(1,750)	658
Merchandise inventories	(9,620)	(4,526)
Other assets	386	(3,565)
Accounts payable	(5,374)	9,746
Accrued salaries and employee benefits	(2,095)	(10,174)
Accrued expenses and other liabilities	7,072	11,450
Deferred rent and other liabilities	327	4,129

Net cash provided by operating activities	21,957	43,780

Cash flows from investing activities:
Additions to fixed assets	(15,628)	(33,916)
Acquisitions of intangible assets	(2,980)	—
Repayments of employee stockholder loans	45	—

Net cash used in investing activities	(18,563)	(33,916)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	11,250
Repayments of long-term debt	(478)	(16,093)
Net proceeds from issuance of common stock	24	1,773

Net cash used in financing activities	(454)	(3,070)

Net increase in cash and cash equivalents	2,940	6,794
Cash and cash equivalents at beginning of year	62,201	36,815

Cash and cash equivalents at end of period	$65,141	$43,609

See accompanying notes to unaudited consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

PETCO Animal Supplies, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “PETCO”), is a national specialty retailer of premium pet food, supplies and services with 741 stores in 47 states and the District of Columbia as of April 30, 2005. The Company’s pet-related products include food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies.

In the opinion of management of PETCO, the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of April 30, 2005 and for the thirteen-week periods ended May 1, 2004 and April 30, 2005. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain prior period amounts have been reclassified to conform to the current period presentation. Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 1, 2004 and April 30, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2005 refer to the fiscal year beginning on January 30, 2005 and ending on January 28, 2006. All of the Company’s stores are aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. For further information, see the consolidated financial statements and related footnotes for fiscal 2004 included in the Company’s Annual Report on Form 10-K (File No. 000-23574) filed with the Securities and Exchange Commission on June 28, 2005.

Note 2—Future Accounting Requirements

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

	Thirteen weeks ended
	May 1, 2004	April 30, 2005
Net earnings as reported	$15,757	$17,239
Stock-based compensation using the fair value method, net of tax	1,299	1,592

Pro forma net earnings	$14,458	$15,647

Basic earnings per share – as reported	$0.27	$0.30
Basic earnings per share – pro forma	$0.25	$0.27
Diluted earnings per share – as reported	$0.27	$0.29
Diluted earnings per share – pro forma	$0.25	$0.27

The estimated weighted-average fair value per share of the options granted during the thirteen-week periods ended May 1, 2004 and April 30, 2005 was an estimated $12.94 and $12.87, respectively. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen weeks ended
	May 1, 2004	April 30, 2005
Dividend yield	0.0%	0.0%
Expected volatility	40.5%	29.5%
Risk-free interest rate	2.7%	4.24%
Expected life	5.0 years	5.7 years

Note 4—Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the incremental shares issuable upon the assumed exercise of potentially issuable common stock. Net earnings and the weighted average number of common shares used to compute basic and diluted net earnings per share are presented below:

	Thirteen weeks ended
	May 1, 2004	April 30, 2005
Net earnings	$15,757	$17,239

Common shares, basic	57,471	57,706
Dilutive effect of stock options	979	1,007

Common shares, diluted	58,450	58,713

Options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings per share because of their anti-dilutive impact were 1,345 and 6 for the thirteen-week periods ended May 1, 2004 and April 30, 2005, respectively.

Note 5—Senior Credit Facility

The Company has a senior credit facility consisting of a $200 million secured revolving credit facility (the “revolving credit facility”). The revolving credit facility expires on January 31, 2010, although the Company has the option to extend the expiration for an additional one-year period, subject to the satisfaction of certain conditions. The Company also has the option to increase the amount of available credit under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $125 million though April 30, 2007. After April 30, 2007, the amount by which available borrowings under the revolving credit facility may be increased is reduced to $50 million.

Borrowings under the revolving credit facility are secured by substantially all of the personal property assets of the Company and its subsidiaries and bear interest at the Company’s option, at the agent bank’s base rate plus a margin of up to 0.75%, or LIBOR plus a margin of up to 1.875%, in each case based on the Company’s leverage ratio at the time. In addition, the Company has pledged all of the capital stock of its domestic subsidiaries to secure the Company’s obligations under the revolving credit facility. The Company incurs a fee of up to 2.1% on letters of credit issued under the revolving credit facility and a fee of up to 0.3% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

At April 30, 2005, the Company was in compliance with all of the covenants under the revolving credit facility, and the outstanding balance of the revolving credit facility was $95.0 million. Amounts outstanding under the revolving credit facility are due in full on January 31, 2010. The interest rate at April 30, 2005 on the borrowings under the revolving credit facility was 4.4%. At April 30, 2005, the Company had outstanding $30.4 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $74.6 million at April 30, 2005.

Note 6—Senior Subordinated Notes

The senior subordinated notes mature on November 1, 2011, and interest accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The Company may redeem the senior subordinated notes at its option at any time after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the notes may declare all amounts outstanding to be immediately due and payable.

In the first quarter of fiscal 2005, the Company repurchased $14.7 million in aggregate principal amount of its senior subordinated notes and recorded debt retirement costs totaling $2.4 million, consisting primarily of a prepayment premium. As of April 30, 2005, there was $89.3 million in aggregate principal amount of the senior subordinated notes outstanding.

Note 7—Contingencies

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

Note 8—Supplemental Guarantor Condensed Consolidating Financial Information

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

The following tables present the condensed consolidating balance sheets of PETCO Animal Supplies, Inc. as of January 29, 2005 and April 30, 2005 and the related condensed consolidating statements of operations and of cash flows for each of the thirteen-week periods ended May 1, 2004 and April 30, 2005.

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR BALANCE SHEET

April 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$43,397	$212	$—	$—	$43,609
Receivables	—	2,771	14,446	—	—	17,217
Merchandise inventories	—	160,030	11,534	—	—	171,564
Deferred tax assets	—	19,157	—	—	—	19,157
Other current assets	—	13,218	2,209	—	—	15,427

Total current assets	—	238,573	28,401	—	—	266,974
Fixed assets, net	—	320,057	27,190	—	—	347,247
Goodwill	—	—	40,065	—	—	40,065
Intercompany investments and advances	86,035	352,952	—	—	(438,987)	—
Other assets	—	15,192	2,143	—	—	17,335

Total assets	$86,035	$926,774	$97,799	$—	$(438,987)	$671,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$33,560	$58,328	$—	$—	$91,888
Intercompany payables	(70,975)	390,410	(319,435)	—	—	—
Accrued salaries and employee benefits	—	57,592	4,953	—	—	62,545
Accrued expenses and other liabilities	—	74,434	5,473	—	—	79,907
Current portion of long-term debt	—	7,580	(5,600)	—	—	1,980

Total current liabilities	(70,975)	563,576	(256,281)	—	—	236,320
Senior credit facility	—	95,000	—	—	—	95,000
Senior subordinated notes payable	—	89,267	—	—	—	89,267
Deferred tax liability	—	32,431	—	—	—	32,431
Deferred rent and other liabilities	—	60,465	1,128	—	—	61,593

Total liabilities	(70,975)	840,739	(255,153)	—	—	514,611
Stockholders’ equity	157,010	86,035	352,952	—	(438,987)	157,010

Total liabilities and stockholders’ equity	$86,035	$926,774	$97,799	$—	$(438,987)	$671,621

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the thirteen weeks ended May 1, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$394,626	$295,115	$—	$(263,864)	$425,877
Cost of sales and occupancy costs	272,715	234,455	—	(227,298)	279,872

Gross profit	121,911	60,660	—	(36,566)	146,005
Selling, general and administrative expenses	105,554	46,089	—	(36,566)	115,077

Operating income	16,357	14,571	—	—	30,928
Interest expense, net	4,929	—	—	—	4,929

Earnings before income taxes	11,428	14,571	—	—	25,999
Income taxes	10,242	—	—	—	10,242

Earnings before equity in earnings of subsidiaries	1,186	14,571	—	—	15,757
Equity in earnings of subsidiaries	14,571	—	—	(14,571)	—

Net earnings	$15,757	$14,571	$—	$(14,571)	$15,757

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the thirteen weeks ended April 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$445,381	$320,973	$—	$(286,760)	$479,594
Cost of sales and occupancy costs	—	310,607	254,232	—	(247,298)	317,541

Gross profit	—	134,774	66,741	—	(39,462)	162,053
Selling, general and administrative expenses	—	118,359	48,534	—	(39,462)	127,431

Operating income	—	16,415	18,207	—	—	34,622
Interest expense, net	—	3,636	(50)	—	—	3,586
Debt retirement costs	—	2,447	—	—	—	2,447

Earnings before income taxes	—	10,332	18,257	—	—	28,589
Income taxes	—	11,350	—	—	—	11,350

Earnings before equity in earnings of subsidiaries	—	(1,018)	18,257	—	—	17,239
Equity in earnings of subsidiaries	17,239	18,257	—	—	(35,496)	—

Net earnings	$17,239	$17,239	$18,257	$—	$(35,496)	$17,239

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENT OF CASH FLOWS

For the thirteen weeks ended May 1, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$15,757	$14,571	$—	$(14,571)	$15,757
Adjustments to reconcile net earnings to net cash provided by operating activities	3,814	(12,185)	—	14,571	6,200

Net cash provided by operating activities	19,571	2,386	—	—	21,957

Cash flows from investing activities:
Additions to fixed assets	(12,200)	(3,428)	—	—	(15,628)
Acquisitions of intangible assets	(2,980)	—	—	—	(2,980)
Repayments of employee stockholder loans	45	—	—	—	45

Net cash used in investing activities	(15,135)	(3,428)	—	—	(18,563)

Cash flows from financing activities:
Repayments of long-term debt	(478)	—	—	—	(478)
Net proceeds from issuance of common stock	24	—	—	—	24

Net cash used in financing activities	(454)	—	—	—	(454)

Net increase (decrease) in cash and cash equivalents	3,982	(1,042)	—	—	2,940
Cash and cash equivalents at beginning of year	61,428	773	—	—	62,201

Cash and cash equivalents at end of period	$65,410	$(269)	$—	$—	$65,141

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF CASH FLOWS

For the thirteen weeks ended April 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$17,239	$17,239	$18,257	$—	$(35,496)	$17,239
Adjustments to reconcile net earnings to net cash provided by operating activities	(17,239)	24,607	(16,323)	—	35,496	26,541

Net cash provided by operating activities	—	41,846	1,934	—	—	43,780

Cash flows from investing activities:
Additions to fixed assets	—	(31,969)	(1,947)	—	—	(33,916)

Net cash used in investing activities	—	(31,969)	(1,947)	—	—	(33,916)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	11,250	—	—	—	11,250
Repayments of long-term debt	—	(16,093)	—	—	—	(16,093)
Net proceeds from issuance of common stock	—	1,773	—	—	—	1,773

Net cash used in financing activities	—	(3,070)	—	—	—	(3,070)

Net increase (decrease) in cash and cash equivalents	—	6,807	(13)	—	—	6,794
Cash and cash equivalents at beginning of year	—	36,590	225	—	—	36,815

Cash and cash equivalents at end of period	$—	$43,397	$212	$—	$—	$43,609

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes for the year ended January 29, 2005 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Certain Cautionary Statements” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At April 30, 2005, we operated 741 stores in 47 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at competitive prices, with superior levels of customer service at convenient locations. Our stores offer the broad merchandise selection, convenient location and knowledgeable customer service of a neighborhood pet supply store. Our principal format is a 12,000 to 15,000 square foot store, conveniently located near local neighborhood shopping destinations, including supermarkets, bookstores, coffee shops, dry cleaners and video stores, where our target “pet parent” customer makes regular weekly shopping trips. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories. We have remodeled 56 stores to our newer formats since the prior year first quarter, including 15 during the thirteen-week period ended April 30, 2005, and now have a total of 384 stores in our newer formats.

We increased our net sales from $1.15 billion in fiscal 2000 to $1.81 billion in fiscal 2004. We also increased our operating income from $13.4 million in fiscal 2000, which includes unusual charges and expenses totaling $57.0 million, to $158.0 million in fiscal 2004. During the first quarter of fiscal 2005, we increased our net sales by 12.6%, to $479.6 million, and increased our operating income by 11.9%, to $34.6 million, over the prior year first quarter. The principal contributors to this improvement in our financial performance include: (1) our ability to generate continuous comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive greater sales of higher-margin pet accessories, supplies and services, which have grown to approximately 71% of net sales in fiscal 2004, up from approximately 66% of net sales in fiscal 2000; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 10% per year on a long-term basis, both by focusing on existing markets and by targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2004 was 12.2%, and our total store square footage at January 29, 2005 was approximately 10.1 million square feet. Our total store square footage at April 30, 2005 was approximately 10.5 million square feet. We plan to open approximately 90 new stores in fiscal 2005, or approximately 70 stores net of relocations and closings. In fiscal 2005, we intend to remodel up to 50 of our existing stores into our newer formats, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close certain under-performing stores. As a result of our store expansion strategy, operating results in any future year may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

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

	Thirteen weeks ended
	May 1, 2004	April 30, 2005
Net sales	100.0%	100.0%
Cost of sales and occupancy costs	65.7	66.2

Gross profit	34.3	33.8
Selling, general and administrative expenses	27.0	26.6

Operating income	7.3	7.2
Interest expense, net	1.2	0.7
Debt retirement costs	—	0.5

Earnings before income taxes	6.1	6.0
Income taxes	2.4	2.4

Net earnings	3.7%	3.6%

Thirteen Weeks Ended April 30, 2005 Compared With Thirteen Weeks Ended May 1, 2004

Net sales increased 12.6% to $479.6 million for the thirteen-week period ended April 30, 2005 from $425.9 million for the thirteen-week period ended May 1, 2004. The increase in net sales resulted primarily from the comparable store net sales increase of 5.2% and the increase in our store square footage of 13.9% from May 1, 2004 to April 30, 2005. We added 96 new stores since the prior year first quarter, or 72 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $22.4 million, or 41.8%, of the net sales increase, while the net increase in our store base accounted for approximately $31.3 million, or 58.2%, of the net sales increase. The comparable store net sales increase was attributable primarily to improvements in our product mix to higher-price categories as well as to price increases in certain product categories.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased 11.0% to $162.1 million for the thirteen-week period ended April 30, 2005 from $146.0 million for the prior year period. Gross profit as a percentage of net sales decreased to 33.8% from 34.3% in the prior year period. A decrease of 0.7% of net sales was caused by higher distribution costs, primarily related to our penetration into new markets with high initial entry costs and increased fuel costs. A decrease of 0.2% of net sales was caused by increased store occupancy costs as a percentage of net sales as a result of a large number of store openings, higher store closing costs and the effect of the change in accounting for operating lease tenant improvement allowances beginning in the fourth quarter of fiscal 2004. These decreases were partially offset by an increase of 0.4% of net sales due primarily to the continuing change in our sales mix from lower-margin pet food to higher-margin categories, improvements in supplies and services margins and, to a lesser extent, a reduction of inventory shrinkage costs.

Selling, general and administrative expenses increased 10.7% to $127.4 million in the thirteen-week period ended April 30, 2005 from $115.1 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 26.6% from 27.0% in the prior year period. The overall decrease of 0.4% of net sales was due to planned lower advertising expenses, personnel-related costs and other store and general and administrative operating expenses, and increased store pre-opening expenses as a result of a larger number of new store openings in the current year period compared to the prior year period.

Operating income in the thirteen-week period ended April 30, 2005 increased 11.9% to $34.6 million, or 7.2% of net sales, from $30.9 million, or 7.3% of net sales, in the prior year period.

Net interest expense was $3.6 million for the thirteen-week period ended April 30, 2005, compared with $4.9 million for the thirteen-week period ended May 1, 2004. The reduction in interest expense was due mainly to the full repayment of the term loan under our prior senior credit facility (which was partially offset by borrowings on our new senior credit facility) in the fourth quarter of fiscal 2004, the repurchase of $16.0 million in principal amount of our senior subordinated notes in the fourth quarter of fiscal 2004, and the repurchase of $14.7 million in principal amount of our senior subordinated notes in February 2005.

During the thirteen-week period ended April 30, 2005, we incurred debt retirement costs totaling $2.4 million, consisting primarily of a prepayment premium, related to the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes.

Income taxes for the thirteen-week period ended April 30, 2005 were $11.3 million, compared with $10.2 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased slightly to 39.7% in the thirteen-week period ended April 30, 2005 from 39.4% in the prior year period.

Net earnings in the thirteen-week period ended April 30, 2005 increased 9.4% to $17.2 million, or $0.29 per diluted share, compared with net earnings of $15.8 million, or $0.27 per diluted share, in the prior year period.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $43.8 million and $22.0 million for the thirteen-week periods ended April 30, 2005 and May 1, 2004, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixtures and equipment for new stores, to remodel certain existing stores and, to a lesser extent, to purchase distribution center and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2005 will be approximately $135 million, which includes the opening of approximately 90 new stores and the estimated cost of remodeling up to 50 existing stores to our newer formats. Cash used in investing activities was $33.9 million for the thirteen-week period ended April 30, 2005 and consisted entirely of capital expenditures. Cash used in investing activities was $18.6 million for the thirteen-week period ended May 1, 2004 and consisted primarily of capital expenditures totaling $15.6 million and the acquisition of lease rights totaling $3.0 million.

Net cash used in financing activities was $3.1 million for the thirteen-week period ended April 30, 2005 and consisted primarily of the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes, partially offset by net borrowings on our revolving credit facility of $10.0 million. Net cash used in financing activities was $0.5 million for the thirteen-week period May 1, 2004 and consisted primarily of scheduled repayments on our debt.

Our senior credit facility consists of a $200 million secured revolving credit facility, which we refer to as the revolving credit facility. The revolving credit facility expires on January 31, 2010, although we have the option to extend the expiration of the revolving credit facility for an additional one-year period, subject to the satisfaction of certain conditions. We have the option to increase the amount of credit available under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $125 million though April 30, 2007. After April 30, 2007, the amount by which available borrowings under the revolving credit facility may be increased is reduced to $50 million.

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

At April 30, 2005, we were in compliance with all of the covenants under our revolving credit facility, and the outstanding balance of our revolving credit facility was $95.0 million. Amounts outstanding under our revolving credit facility are due in full on January 31, 2010. The interest rate at April 30, 2005 on the borrowings under our revolving credit facility was 4.4%. At April 30, 2005, we had outstanding $30.4 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $74.6 million at April 30, 2005.

In the first quarter of fiscal 2005, we repurchased through privately negotiated transactions $14.7 million in aggregate principal amount of our 10.75% senior subordinated notes, leaving $89.3 million in aggregate principal amount of our senior subordinated notes outstanding at April 30, 2005. The senior subordinated notes mature on November 1, 2011, and interest accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the senior subordinated notes may declare all amounts outstanding to be immediately due and payable. We may redeem the senior subordinated notes at our option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

Off-Balance Sheet Arrangements

At April 30, 2005, we had outstanding $30.4 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At April 30, 2005 and January 29, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our revolving credit facility utilizes a portfolio of short-term LIBOR contracts. These LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. Our LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. We periodically evaluate hedging strategies to mitigate interest rate risk, although currently we have no hedges outstanding. We do not enter into derivative financial instruments for trading or speculative purposes.

All of the $95.0 million in debt under our revolving credit facility as of April 30, 2005 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rate at April 30, 2005 would increase net interest expense by approximately $0.3 million on an annual basis, and would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at April 30, 2005.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In our annual report on Form 10-K for the fiscal year ended January 29, 2005, we reported that we had identified a material weakness in internal control over financial reporting related to inadequate segregation of duties concerning the preparation and review of Distribution Operation (“Distribution”) accruals and vendor statement reconciliations. During the fiscal quarter ended April 30, 2005, management remediated this control deficiency. Specifically, we have revised our policies and practices with respect to Distribution accruals and vendor statement reconciliations by implementing proper segregation of duties and requiring that all such accruals and vendor statement reconciliations be performed by accounting personnel independent of Distribution. Management believes that the deficiency noted above has been remediated by these new procedures, and that the implementation of these new procedures will result in improved control over financial reporting in subsequent periods. Management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Except as noted above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Certain Cautionary Statements

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4—“Controls and Procedures,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors, such as performance of new stores, ability to execute expansion strategy and sustain growth, debt levels, reliance on vendors and exclusive distribution arrangements, competition, integration of operations as a result of acquisitions, compliance with various state and local regulations and dependence on senior management, are discussed from time to time in the reports we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.

By:	/s/ JAMES M. MYERS
James M. Myers Chief Executive Officer (Principal Executive Officer)

Date: June 28, 2005

By:	/s/ RODNEY CARTER
Rodney Carter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 28, 2005