Form 10-Q
period 2005-07-30
PETCO ANIMAL SUPPLIES INC
filed 2005-09-08
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	August 31, 2005	57,848,753

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended July 30, 2005

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	January 29, 2005	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,815	$33,402
Receivables	17,875	21,415
Merchandise inventories	167,038	181,036
Deferred tax assets	17,680	18,779
Other current assets	10,916	16,127

Total current assets	250,324	270,759
Fixed assets, at cost	636,334	704,944
Less accumulated depreciation	303,034	341,863

Fixed assets, net	333,300	363,081
Goodwill	40,179	39,931
Other assets	16,650	17,426

Total assets	$640,453	$691,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,142	$92,229
Accrued salaries and employee benefits	72,719	74,109
Accrued expenses and other liabilities	68,325	79,909
Current portion of long-term debt	353	1,851

Total current liabilities	223,539	248,098
Senior credit facility	85,000	85,000
Senior subordinated notes payable	103,982	89,267
Deferred tax liability	32,159	25,998
Deferred rent and other liabilities	58,478	66,452

Total liabilities	503,158	514,815

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 57,654 and 57,845 shares issued and outstanding at January 29, 2005 and July 30, 2005, respectively	58	58
Additional paid-in capital	68,441	72,259
Retained earnings	68,796	104,065

Total stockholders’ equity	137,295	176,382

Total liabilities and stockholders’ equity	$640,453	$691,197

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net sales	$438,486	$482,746	$864,363	$962,340
Cost of sales and occupancy costs	286,744	322,744	566,616	640,285

Gross profit	151,742	160,002	297,747	322,055
Selling, general and administrative expenses	114,921	126,483	229,998	253,914

Operating income	36,821	33,519	67,749	68,141
Interest expense, net	4,928	3,619	9,857	7,205
Debt retirement costs	—	—	—	2,447

Earnings before income taxes	31,893	29,900	57,892	58,489
Income taxes	12,586	11,870	22,828	23,220

Net earnings	$19,307	$18,030	$35,064	$35,269

Net earnings per share:
Basic	$0.34	$0.31	$0.61	$0.61

Diluted	$0.33	$0.31	$0.60	$0.60

Shares used for computing net earnings per share:
Basic	57,512	57,778	57,491	57,742

Diluted	58,455	58,517	58,452	58,560

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Twenty-six weeks ended
	July 31, 2004	July 30, 2005
Cash flows from operating activities:
Net earnings	$35,064	$35,269
Depreciation and amortization	30,409	37,919
Amortization of debt issuance costs	610	120
Provision for deferred and other taxes	2,646	(5,977)
Impairments and write-offs of fixed and other assets	905	788
Non-cash write-off of debt issuance costs	—	56
Changes in assets and liabilities:
Receivables	(2,897)	(3,540)
Merchandise inventories	(12,243)	(13,998)
Other assets	1,896	(4,400)
Accounts payable	(814)	10,087
Accrued salaries and employee benefits	4,923	1,390
Accrued expenses and other liabilities	(407)	11,402
Deferred rent and other liabilities	1,607	8,723

Net cash provided by operating activities	61,699	77,839

Cash flows from investing activities:
Additions to fixed assets	(40,634)	(68,815)
Acquisitions of intangible assets	(3,080)	—
Repayments of employee stockholder loans	108	—

Net cash used in investing activities	(43,606)	(68,815)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	18,100
Repayments of long-term debt	(958)	(33,072)
Costs of common stock sold by stockholders	(205)	—
Net proceeds from issuance of common stock	50	2,535

Net cash used in financing activities	(1,113)	(12,437)

Net increase (decrease) in cash and cash equivalents	16,980	(3,413)
Cash and cash equivalents at beginning of year	62,201	36,815

Cash and cash equivalents at end of period	$79,181	$33,402

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

PETCO Animal Supplies, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “PETCO”), is a national specialty retailer of premium pet food, supplies and services with 752 stores in 48 states and the District of Columbia as of July 30, 2005. The Company’s pet-related products include food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies.

In the opinion of management of PETCO, the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of July 30, 2005 and for the thirteen and twenty-six week periods ended July 31, 2004 and July 30, 2005. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain prior period amounts have been reclassified to conform to the current period presentation. Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 31, 2004 and July 30, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2005 refer to the fiscal year beginning on January 30, 2005 and ending on January 28, 2006. All of the Company’s stores are aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. For further information, see the consolidated financial statements and related footnotes for fiscal 2004 included in the Company’s Annual Report on Form 10-K (File No. 000-23574) filed with the Securities and Exchange Commission on June 28, 2005.

Note 2—New Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of employee stock-based compensation. SFAS No. 123 allowed companies to disclose the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements. SFAS No. 123(R) applies to all stock-based compensation transactions with employees in which a company acquires services by issuing its stock or other equity instruments, except through arrangements resulting from employee stock ownership plans, or by incurring liabilities that are based on the company’s stock price. In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123(R). In accordance with this amendment, the accounting provisions of SFAS No. 123(R) are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) no later than the first quarter of fiscal 2006. The Company is evaluating the requirements of SFAS No. 123(R) and SAB No. 107 and expects the adoption of these pronouncements to have a significant impact on its consolidated results of operations.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated results of operations.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes lease renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with the Company’s current policy, the adoption of EITF 05-6 is not expected to have an impact on its consolidated results of operations.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net earnings before stock-based compensation	$19,307	$18,030	$35,064	$35,269
Stock-based compensation using the fair value method, net of tax	1,731	1,339	3,030	2,931

Pro forma net earnings	$17,576	$16,691	$32,034	$32,338

Basic earnings per share – as reported	$0.34	$0.31	$0.61	$0.61
Basic earnings per share – pro forma	$0.31	$0.29	$0.56	$0.56
Diluted earnings per share – as reported	$0.33	$0.31	$0.60	$0.60
Diluted earnings per share – pro forma	$0.30	$0.29	$0.55	$0.55

The estimated weighted-average fair value per share of the options granted during the thirteen week periods ended July 31, 2004 and July 30, 2005 was an estimated $12.31 and $7.09, respectively, and during the twenty-six week periods ended July 31, 2004 and July 30, 2005 was an estimated $12.94 and $12.87, respectively. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	39.2%	29.5%	40.5%	29.5%
Risk-free interest rate	3.8%	3.9%	2.7%	4.2%
Expected life	5.0 years	2.9 years	5.0 years	5.7 years

Note 4—Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the incremental shares issuable upon the assumed exercise of potentially issuable common stock. Net earnings and the weighted average number of common shares used to compute basic and diluted net earnings per share are presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net earnings	$19,307	$18,030	$35,064	$35,269

Common shares, basic	57,512	57,778	57,491	57,742
Dilutive effect of stock options	943	739	961	818

Common shares, diluted	58,455	58,517	58,452	58,560

Options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings per share because of their anti-dilutive impact were 1,311 for the thirteen and twenty-six weeks ended July 31, 2004, and 2,386 and 1,258 for the thirteen and twenty-six weeks ended July 30, 2005, respectively.

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

At July 30, 2005, the Company was in compliance with all of the covenants under the revolving credit facility, and the outstanding balance of the revolving credit facility was $85.0 million. Amounts outstanding under the revolving credit facility are due in full on January 31, 2010. The interest rate at July 30, 2005 on the borrowings under the revolving credit facility was 4.8%. At July 30, 2005, the Company had outstanding $30.4 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $84.6 million at July 30, 2005.

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

In the first quarter of fiscal 2005, the Company repurchased $14.7 million in aggregate principal amount of its senior subordinated notes and recorded debt retirement costs totaling $2.4 million, consisting primarily of a purchase premium. As of July 30, 2005, there was $89.3 million in aggregate principal amount of the senior subordinated notes outstanding.

Note 7—Contingencies

On April 18, 2005, the Company and two of its officers, James M. Myers, the Company’s Chief Executive Officer, and Rodney Carter, the Company’s Chief Financial Officer, were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff, Plumbers and Pipefitters Local 51 Pension Fund, purports to represent a class of purchasers of the Company’s stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented the Company’s financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for the Company’s stock. The complaint seeks unspecified monetary damages. On April 26, 2005, another class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above. The April 26 suit named Brian K. Devine, the Company’s Chairman, as an additional defendant. The named plaintiffs in the April 26 suit, Richard and Loretta Hochreiter, purport to represent an identical class of investors as that identified in the April 18 lawsuit. On April 27, 2005, another class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above, naming Roger Lieberman as its representative plaintiff. On May 5, 2005, an additional class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above, naming Messrs. Myers, Carter and Devine as defendants. The May 5 complaint names Dikran Toroser as its representative plaintiff. The Company has tendered these matters to its insurance carriers. In addition, certain law firms have announced that they are seeking plaintiffs in order to file a lawsuit against the Company based on unasserted claims similar to those described above. Upon receipt of any formal complaint relating to such claims, the Company intends to tender these matters and any other similar matters to its insurance carriers.

Although there can be no assurance that unfavorable outcomes in the foregoing matters would not have a material adverse effect on the Company’s financial position or results of operations, management believes the claims are without merit, strong defenses exist, and management intends to vigorously defend against the actions. The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on management’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

Note 8—Supplemental Guarantor Condensed Consolidating Financial Statements

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

The following tables present the condensed consolidating balance sheets of PETCO Animal Supplies, Inc. as of January 29, 2005 and July 30, 2005, the related condensed consolidating statements of operations for each of the thirteen and twenty-six week periods ended July 31, 2004 and July 30, 2005, and the condensed consolidating statements of cash flows for the twenty-six week periods ended July 31, 2004 and July 30, 2005.

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR BALANCE SHEET

July 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,272	$130	$—	$—	$33,402
Receivables	—	4,873	16,542	—	—	21,415
Merchandise inventories	—	168,811	12,225	—	—	181,036
Deferred tax assets	—	18,779	—	—	—	18,779
Other current assets	—	14,487	1,640	—	—	16,127

Total current assets	—	240,222	30,537	—	—	270,759
Fixed assets, net	—	332,138	30,943	—	—	363,081
Goodwill	—	—	39,931	—	—	39,931
Intercompany investments and advances	104,066	369,245	—	—	(473,311)	—
Other assets	—	15,430	1,996	—	—	17,426

Total assets	$104,066	$957,035	$103,407	$—	$(473,311)	$691,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$31,360	$60,869	$—	$—	$92,229
Intercompany payables	(72,316)	407,412	(335,096)	—	—	—
Accrued salaries and employee benefits	—	71,193	2,916	—	—	74,109
Accrued expenses and other liabilities	—	71,266	8,643	—	—	79,909
Current portion of long-term debt	—	7,451	(5,600)	—	—	1,851

Total current liabilities	(72,316)	588,682	(268,268)	—	—	248,098
Senior credit facility	—	85,000	—	—	—	85,000
Senior subordinated notes payable	—	89,267	—	—	—	89,267
Deferred tax liability	—	25,998	—	—	—	25,998
Deferred rent and other liabilities	—	64,022	2,430	—	—	66,452

Total liabilities	(72,316)	852,969	(265,838)	—	—	514,815
Stockholders’ equity	176,382	104,066	369,245	—	(473,311)	176,382

Total liabilities and stockholders’ equity	$104,066	$957,035	$103,407	$—	$(473,311)	$691,197

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the thirteen weeks ended July 31, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$405,061	$290,732	$—	$(257,307)	$438,486
Cost of sales and occupancy costs	277,611	232,016	—	(222,883)	286,744

Gross profit	127,450	58,716	—	(34,424)	151,742
Selling, general and administrative expenses	106,464	42,881	—	(34,424)	114,921

Operating income	20,986	15,835	—	—	36,821
Interest expense, net	4,928	—	—	—	4,928

Earnings before income taxes	16,058	15,835	—	—	31,893
Income taxes	12,586	—	—	—	12,586

Earnings before equity in earnings of subsidiaries	3,472	15,835	—	—	19,307
Equity in earnings of subsidiaries	15,835	—	—	(15,835)	—

Net earnings	$19,307	$15,835	$—	$(15,835)	$19,307

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the thirteen weeks ended July 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$448,138	$322,959	$—	$(288,351)	$482,746
Cost of sales and occupancy costs	—	313,770	257,409	—	(248,435)	322,744

Gross profit	—	134,368	65,550	—	(39,916)	160,002
Selling, general and administrative expenses	—	117,093	49,306	—	(39,916)	126,483

Operating income	—	17,275	16,244	—	—	33,519
Interest expense, net	—	3,666	(47)	—	—	3,619

Earnings before income taxes	—	13,609	16,291	—	—	29,900
Income taxes	—	11,870	—	—	—	11,870

Earnings before equity in earnings of subsidiaries	—	1,739	16,291	—	—	18,030
Equity in earnings of subsidiaries	18,030	16,291	—	—	(34,321)	—

Net earnings	$18,030	$18,030	$16,291	$—	$(34,321)	$18,030

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the twenty-six weeks ended July 31, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$799,687	$585,847	$—	$(521,171)	$864,363
Cost of sales and occupancy costs	550,326	466,471	—	(450,181)	566,616

Gross profit	249,361	119,376	—	(70,990)	297,747
Selling, general and administrative expenses	212,018	88,970	—	(70,990)	229,998

Operating income	37,343	30,406	—	—	67,749
Interest expense, net	9,857	—	—	—	9,857

Earnings before income taxes	27,486	30,406	—	—	57,892
Income taxes	22,828	—	—	—	22,828

Earnings before equity in earnings of subsidiaries	4,658	30,406	—	—	35,064
Equity in earnings of subsidiaries	30,406	—	—	(30,406)	—

Net earnings	$35,064	$30,406	$—	$(30,406)	$35,064

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the twenty-six weeks ended July 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$893,519	$643,932	$—	$(575,111)	$962,340
Cost of sales and occupancy costs	—	624,377	511,641	—	(495,733)	640,285

Gross profit	—	269,142	132,291	—	(79,378)	322,055
Selling, general and administrative expenses	—	235,452	97,840	—	(79,378)	253,914

Operating income	—	33,690	34,451	—	—	68,141
Interest expense, net		7,302	(97)			7,205
Debt retirement costs	—	2,447	—	—	—	2,447

Earnings before income taxes	—	23,941	34,548	—	—	58,489
Income taxes	—	23,220	—	—	—	23,220

Earnings before equity in earnings of subsidiaries	—	721	34,548	—	—	35,269
Equity in earnings of subsidiaries	35,269	34,548	—	—	(69,817)	—

Net earnings	$35,269	$35,269	$34,548	$—	$(69,817)	$35,269	*

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF CASH FLOWS

For the twenty-six weeks ended July 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$35,269	$35,269	$34,548	$—	$(69,817)	$35,269
Adjustments to reconcile net earnings to net cash provided by operating activities	(35,269)	35,744	(27,722)	—	69,817	42,570

Net cash provided by operating activities	—	71,013	6,826	—	—	77,839

Cash flows from investing activities:
Additions to fixed assets	—	(61,894)	(6,921)	—	—	(68,815)

Net cash used in investing activities	—	(61,894)	(6,921)	—	—	(68,815)

Cash flows from financing activities:
Borrowings under long-term debt agreements		18,100				18,100
Repayments of long term debt	—	(33,072)	—	—	—	(33,072)
Net proceeds from issuance of common stock	—	2,535	—	—	—	2,535

Net cash used in financing activities	—	(12,437)	—	—	—	(12,437)

Net decrease in cash and cash equivalents	—	(3,318)	(95)	—	—	(3,413)
Cash and cash equivalents at beginning of year	—	36,590	225	—	—	36,815

Cash and cash equivalents at end of period	$—	$33,272	$130	$—	$—	$33,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes for the year ended January 29, 2005 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At July 30, 2005, we operated 752 stores in 48 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at fair prices, with superior levels of customer service at convenient locations. Our stores offer a fun, exciting shopping experience with a footprint that is 12,000 to 15,000 square feet. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories. We have remodeled 54 stores to our newer formats since the prior year second quarter, including 14 during the thirteen-week period ended July 30, 2005, and now have a total of 414 stores in our newer formats.

We increased our net sales from $1.15 billion in fiscal 2000 to $1.81 billion in fiscal 2004. We also increased our operating income from $13.4 million in fiscal 2000, which includes unusual charges and expenses totaling $57.0 million, to $158.0 million in fiscal 2004. During the first two quarters of fiscal 2005, we increased our net sales by 11.3% to $962.3 million, and increased our operating income by 0.6%, to $68.1 million, over the prior year period. The principal contributors to this improvement in our financial performance include: (1) our ability to generate comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive sales of higher-margin pet accessories, supplies and services, which have grown to approximately 71% of net sales in fiscal 2004, up from approximately 66% of net sales in fiscal 2000; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 10% per year on a long-term basis, both by focusing on existing markets and by targeting one or two new geographic markets per year. Our year-over-year increase in square footage in fiscal 2004 was 12.2%, and our total store square footage at January 29, 2005 was approximately 10.1 million square feet. Our total store square footage at July 30, 2005 was approximately 10.7 million square feet. We plan to open approximately 90 new stores in fiscal 2005, or approximately 70 stores net of relocations and closings. In fiscal 2005, we intend to remodel up to 50 of our existing stores into our newer formats, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close certain under-performing stores. As a result of our store expansion strategy, operating results in any future year may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	65.4	66.9	65.6	66.5

Gross profit	34.6	33.1	34.4	33.5
Selling, general and administrative expenses	26.2	26.2	26.6	26.4

Operating income	8.4	6.9	7.8	7.1
Interest expense, net	1.1	0.7	1.1	0.7
Debt retirement costs	—	—	—	0.3

Earnings before income taxes	7.3	6.2	6.7	6.1
Income taxes	2.9	2.5	2.6	2.4

Net earnings	4.4%	3.7%	4.1%	3.7%

Thirteen Weeks Ended July 30, 2005 Compared With Thirteen Weeks Ended July 31, 2004

Net sales increased 10.1% to $482.7 million for the thirteen-week period ended July 30, 2005 from $438.5 million for the thirteen-week period ended July 31, 2004. The increase in net sales resulted primarily from the comparable store net sales increase of 2.5% and the increase in our store square footage of 12.8% from July 31, 2004 to July 30, 2005. We added 91 new stores since the prior year second quarter, or 67 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $11.5 million, or 26.1%, of the net sales increase, while the net increase in our store base accounted for approximately $32.7 million, or 73.9%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, price increases in certain product categories and the contribution of new stores.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased 5.4% to $160.0 million for the thirteen-week period ended July 30, 2005 from $151.7 million for the prior year period. Gross profit as a percentage of net sales decreased to 33.1% from 34.6% in the prior year period. A decrease of 0.5% of net sales was caused by higher distribution costs, primarily related to our penetration into new markets with high initial entry costs and increased fuel costs. A decrease of 0.6% of net sales was caused by increased store occupancy costs as a percentage of net sales as a result of a large number of store openings and the effect of the change in accounting for operating lease tenant improvement allowances beginning in the fourth quarter of fiscal 2004. The remainder of the decrease of 0.4% of net sales was due to slower sales growth in high-margin product categories in the second quarter of 2005, offset by continuing improvements in supplies and services margins.

Selling, general and administrative expenses increased 10.1% to $126.5 million for the thirteen-week period ended July 30, 2005 from $114.9 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses remained constant at 26.2% compared to the prior year period. Increases in planned advertising expenditures were offset by lower personnel-related costs.

Operating income in the thirteen-week period ended July 30, 2005 decreased 9.0% to $33.5 million, or 6.9% of net sales, from $36.8 million, or 8.4% of net sales, in the prior year period.

Net interest expense was $3.6 million for the thirteen-week period ended July 30, 2005, compared with $4.9 million for the thirteen week period ended July 31, 2004. The reduction in interest expense was due mainly to the full repayment of the term loan under our prior senior credit facility (which was partially offset by borrowings on our new senior credit facility) in the fourth quarter of fiscal 2004, the repurchase of $16.0 million in principal amount of our senior subordinated notes in the fourth quarter of fiscal 2004, and the repurchase of $14.7 million in principal amount of our senior subordinated notes in February 2005.

Income taxes for the thirteen-week period ended July 30, 2005 were $11.9 million, compared with $12.6 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased slightly to 39.7% in the thirteen-week period ended July 30, 2005 from 39.5% in the prior year period.

Net earnings in the thirteen-week period ended July 30, 2005 decreased 6.6% to $18.0 million, or $0.31 per diluted share, compared with net earnings of $19.3 million, or $0.33 per diluted share, in the prior year period.

Twenty-six Weeks Ended July 30, 2005 Compared With Twenty-six Weeks Ended July 31, 2004

Net sales increased 11.3% to $962.3 million for the twenty-six week period ended July 30, 2005 from $864.4 million for the twenty-six week period ended July 31, 2004. The increase in net sales resulted primarily from the comparable store net sales increase of 3.8% and the increase in our square footage of 12.8% from July 31, 2004 to July 30, 2005. We added 91 new stores since the prior year second quarter, or 67 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $34.0 million, or 34.7%, of the net sales increase, while the net increase in our store base accounted for approximately $63.9 million, or 65.3%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, price increases in certain product categories and the contribution of new stores.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased 8.2% to $322.1 million for the twenty-six week period ended July 30, 2005 from $297.7 million for the prior year period. Gross profit as a percentage of net sales decreased to 33.5% from 34.4% in the prior year period, a decrease of 0.9% of net sales. A decrease of 0.6% of net sales was caused by higher distribution costs, primarily related to our penetration into new markets with high initial entry costs and increased fuel costs. A decrease of 0.3% of net sales was caused by increased store occupancy costs as a percentage of net sales as a result of a large number of store openings, higher store closing costs and the effect of the change in accounting for operating lease tenant improvement allowances beginning in the fourth quarter of fiscal 2004.

Selling, general and administrative expenses increased 10.4% to $253.9 million in the twenty-six weeks ended July 30, 2005 from $230.0 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 26.4% from 26.6% in the prior year period. The overall decrease of 0.2% of net sales was due primarily to decreased personnel-related costs as a percentage of net sales.

Operating income in the twenty-six weeks ended July 30, 2005 increased 0.6% to $68.1 million, or 7.1% of net sales, from $67.7 million, or 7.8% of net sales, in the prior year period.

Net interest expense was $7.2 million for the twenty-six week period ended July 30, 2005, compared with $9.9 million for the twenty-six week period ended July 31, 2004. The reduction in interest expense was due mainly to the full repayment of the term loan under our prior senior credit facility (which was partially offset by borrowings on our new senior credit facility) in the fourth quarter of fiscal 2004, the repurchase of $16.0 million in principal amount of our senior subordinated notes in the fourth quarter of fiscal 2004, and the repurchase of $14.7 million in principal amount of our senior subordinated notes in February 2005.

During the twenty-six week period ended July 30, 2005, we incurred debt retirement costs totaling $2.4 million, consisting primarily of a purchase premium, related to the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes in the first quarter of fiscal 2005.

Income taxes for the twenty-six weeks ended July 30, 2005 were $23.2 million, compared with $22.8 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased slightly to 39.7% in the twenty-six week period ended July 30, 2005 from 39.4% in the prior year period.

Net earnings in the twenty-six week period ended July 30, 2005 increased 0.6% to $35.3 million, or $0.60 per diluted share, compared with net earnings of $35.1 million, or $0.60 per diluted share, in the prior year period.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $77.8 million and $61.7 million for the twenty-six week periods ended July 30, 2005 and July 31, 2004, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixtures and equipment for new stores, to remodel certain existing stores and, to a lesser extent, to purchase distribution center and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2005 will be approximately $135 million, which includes the opening of approximately 90 new stores and the estimated cost of remodeling up to 50 existing stores to our newer formats. Cash used in investing activities was $68.8 million for the twenty-six week period ended July 30, 2005 and consisted entirely of capital expenditures. Cash used in investing activities was $43.6 million for the twenty-six week period ended July 31, 2004 and consisted primarily of capital expenditures totaling $40.6 million and the acquisition of intangible assets totaling $3.1 million, consisting largely of favorable lease rights.

Net cash used in financing activities was $12.4 million for the twenty-six-week period ended July 30, 2005 and consisted primarily of net repayments on our revolving credit facility of $14.7 million. Net cash used in financing activities was $1.1 for the twenty-six week periods ended July 31, 2004 and consisted primarily of repayments on our term loan and other long-term obligations.

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

At July 30, 2005, we were in compliance with all of the covenants under our revolving credit facility, and the outstanding balance of our revolving credit facility was $85.0 million. Amounts outstanding under our revolving credit facility are due in full on January 31, 2010. The interest rate at July 30, 2005 on the borrowings under our revolving credit facility was 4.8%. At July 30, 2005, we had outstanding $30.4 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $84.6 million at July 30, 2005.

In the first quarter of fiscal 2005, we repurchased through privately negotiated transactions $14.7 million in aggregate principal amount of our 10.75% senior subordinated notes. At July 30, 2005, we had outstanding $89.3 million in aggregate principal amount of our senior subordinated notes. The senior subordinated notes mature on November 1, 2011, and interest accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the senior subordinated notes may declare all amounts outstanding to be immediately due and payable. We may redeem the senior subordinated notes at our option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

Off-Balance Sheet Arrangements

At July 30, 2005, we had outstanding $30.4 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At July 30, 2005 and January 29, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All of the $85.0 million in debt under our revolving credit facility as of July 30, 2005 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rate at July 30, 2005 would increase net interest expense by approximately $0.3 million on an annual basis, and would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at July 30, 2005.

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

Part II. Other Information

Item 1. Legal Proceedings

On April 18, 2005, we and two of our officers, James M. Myers, our Chief Executive Officer, and Rodney Carter, our Chief Financial Officer, were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff, Plumbers and Pipefitters Local 51 Pension Fund, purports to represent a class of purchasers of our stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented our financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for our stock. The complaint seeks unspecified monetary damages. On April 26, 2005, another class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above. The April 26 suit named Brian K. Devine, our Chairman, as an additional defendant. The named plaintiffs in the April 26 suit, Richard and Loretta Hochreiter, purport to represent an identical class of investors as that identified in the April 18 lawsuit. On April 27, 2005, another class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above, naming Roger Lieberman as its representative plaintiff. On May 5, 2005, an additional class action was filed in United States District Court for the Southern District of California with substantially similar allegations to those described above, naming Messrs. Myers, Carter and Devine as defendants. The May 5 complaint names Dikran Toroser as its representative plaintiff. We have tendered these matters to our insurance carriers. In addition, certain law firms have announced that they are seeking plaintiffs in order to file a class action lawsuit against us based on unasserted claims similar to those described above. Upon receipt of any formal complaint relating to such claims, we intend to tender these matters and any other similar matters to our insurance carriers.

Although there can be no assurance that unfavorable outcomes in the foregoing matters would not have a material adverse effect on our financial position or results of operations, management believes the claims are without merit, strong defenses exist, and management intends to vigorously defend against the actions. We have not recorded any accrual for contingent liability associated with the legal proceedings described above based on management’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on July 28, 2005 at the San Diego Marriott Del Mar in San Diego, California. Stockholders of record at the close of business on June 3, 2005 were entitled to notice of and to vote in person or by proxy at the annual meeting. As of the record date there were 57,765,653 shares of common stock outstanding and entitled to vote. At the annual meeting, the stockholders of the company voted on the election of three directors to hold office until the 2008 Annual Meeting of Stockholders and the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2006. At the annual meeting, each of the three directors nominated by management was elected and the appointment of KPMG LLP for fiscal 2006 was approved. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, the number of abstentions and the number of broker non-votes, as applicable:

1.	To elect three directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

	Votes For	Votes Against or Withheld
David B. Appel	54,904,232	21,788
Sandra N. Bane	54,871,580	54,440
Julian C. Day	54,288,593	637,427

In addition to the election of Messrs. Appel and Day and Ms. Bane, whose term of office expires at the 2008 Annual Meeting of Stockholders, the following directors who were not elected at the annual meeting have continuing terms of office as specified below:

Name of Director	Year of Annual Meeting at Which Term Expires
Brian K. Devine	2006
John G. Danhakl	2006
Arthur B. Laffer	2006
James M. Myers	2007
Jonathan Coslet	2007
Charles W. Duddles	2007

2.	The stockholders ratified the appointment by the Company’s Audit Committee of KPMG LLP as our independent registered public accounting firm for our fiscal year ending January 28, 2006.

Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
54,773,076	147,067	5,877	—

Item 5. Other Information

Certain Cautionary Statements

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4—“Controls and Procedures,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by their inclusion in discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These factors include, without limitation, those set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q. No undue reliance should be placed on forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements.

10b5-1 Trading Plans

Certain members of our executive management team established new Rule 10b5-1 trading plans in September 2005 which will become effective following expiration of their existing Rule 10b5-1 trading plans on November 30, 2005. Rule 10b5-1 is a rule adopted by the Securities and Exchange Commission that recognizes the creation of formal programs under which executives and other “insiders” may sell the securities of publicly traded companies on a regular basis pursuant to written plans that are entered into at a time when the plan participants are not aware of material non-public information and that otherwise comply with the requirements of Rule 10b5-1. In aggregate, the new trading plans call for the sale of approximately 2% of the executive management team’s initial PETCO holdings per month for twelve months, representing average monthly sales of approximately 67,100 shares of common stock. The first month in which sales could occur under the new trading plans is December 2005.

The PETCO executives who entered into the new Rule 10b5-1 trading plans are Brian K. Devine, Chairman, James M. Myers, Chief Executive Officer, Bruce C. Hall, President and Chief Operating Officer, Frederick W.

Major, Senior Vice President, Information Systems, Keith G. Martin, Senior Vice President, Operations, Janet D. Mitchell, Senior Vice President, Human Resources and Administration, Razia Richter, Senior Vice President, Supply Chain, and William M. Woodard, Senior Vice President, Business Development. Under the trading plans, the above-mentioned executives may sell up to a maximum aggregate amount of 805,200 shares of common stock during the period beginning on December 1, 2005 and ending on November 30, 2006 without subsequent control over the timing of specific transactions by the plan participants. The participants in the trading plans may amend or terminate the trading plans under certain circumstances and have the right to sell additional shares of common stock outside of the trading plans when they are not in possession of material nonpublic information. The trading plans will expire on November 30, 2006 unless subsequently extended or terminated in accordance with the terms of such trading plans. Under each trading plan, an independent broker will execute the trades pursuant to selling parameters established by the plan participant when the trading plan was entered into without further direction from the participant.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certifications

99.1	Cautionary Statements Regarding Forward-looking Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.

By:	/s/ JAMES M. MYERS
James M. Myers Chief Executive Officer

Date: September 8, 2005

By:	/s/ RODNEY CARTER
Rodney Carter Senior Vice President and Chief Financial Officer

Date: September 8, 2005