Form 10-Q
period 2005-10-29
PETCO ANIMAL SUPPLIES INC
filed 2005-12-08
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	November 30, 2005	57,860,603

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended October 29, 2005

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	January 29, 2005	October 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,815	$24,360
Receivables	17,875	19,114
Merchandise inventories	167,038	187,626
Deferred tax assets	17,680	20,339
Other current assets	10,916	15,027

Total current assets	250,324	266,466
Fixed assets, at cost	636,334	734,767
Less accumulated depreciation	303,034	354,911

Fixed assets, net	333,300	379,856
Goodwill	40,179	39,931
Other assets	16,650	17,888

Total assets	$640,453	$704,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,142	$97,191
Accrued salaries and employee benefits	72,719	64,107
Accrued expenses and other liabilities	68,325	84,351
Current portion of long-term debt	353	1,785

Total current liabilities	223,539	247,434
Senior credit facility	85,000	85,950
Senior subordinated notes payable	103,982	89,267
Deferred tax liability	32,159	23,961
Deferred rent and other liabilities	58,478	67,819

Total liabilities	503,158	514,431

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 57,654 and 57,859 shares issued and outstanding at January 29, 2005 and October 29, 2005, respectively	58	58
Additional paid-in capital	68,441	72,436
Retained earnings	68,796	117,216

Total stockholders’ equity	137,295	189,710

Total liabilities and stockholders’ equity	$640,453	$704,141

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Net sales	$455,469	$492,281	$1,319,832	$1,454,621
Cost of sales and occupancy costs	294,269	336,638	860,885	976,923

Gross profit	161,200	155,643	458,947	477,698
Selling, general and administrative expenses	121,658	130,217	351,656	384,131

Operating income	39,542	25,426	107,291	93,567
Interest expense, net	4,891	3,618	14,748	10,823
Debt retirement costs	—	—	—	2,447

Earnings before income taxes	34,651	21,808	92,543	80,297
Income taxes	13,649	8,658	36,477	31,878

Net earnings	$21,002	$13,150	$56,066	$48,419

Net earnings per share:
Basic	$0.36	$0.23	$0.97	$0.84

Diluted	$0.36	$0.23	$0.96	$0.83

Shares used for computing net earnings per share:
Basic	57,554	57,853	57,512	57,779

Diluted	58,510	58,340	58,474	58,553

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirty-nine weeks ended
	October 30, 2004	October 29, 2005
Cash flows from operating activities:
Net earnings	$56,066	$48,419
Depreciation and amortization	45,750	57,301
Amortization of debt issuance costs	914	181
Provision for deferred and other taxes	3,845	(9,517)
Impairments and write-offs of fixed and other assets	1,497	920
Non-cash write-off of debt issuance costs	—	56
Changes in assets and liabilities:
Receivables	(4,377)	(1,239)
Merchandise inventories	(23,359)	(20,588)
Other assets	1,368	(3,828)
Accounts payable	13,616	15,049
Accrued salaries and employee benefits	10,223	(8,612)
Accrued expenses and other liabilities	2,460	15,750
Deferred rent and other liabilities	4,013	9,901

Net cash provided by operating activities	112,016	103,793

Cash flows from investing activities:
Additions to fixed assets	(78,666)	(104,814)
Acquisitions of intangible assets	(3,767)	—
Repayments of employee stockholder loans	263	—

Net cash used in investing activities	(82,170)	(104,814)

Cash flows from financing activities:
Borrowings under long-term debt agreements	(1,438)	34,825
Repayments under long-term debt agreements	—	(48,914)
Costs of common stock sold by stockholders	(584)	—
Proceeds from issuance of common stock	83	2,655

Net cash used in financing activities	(1,939)	(11,434)

Net increase (decrease) in cash and cash equivalents	27,907	(12,455)
Cash and cash equivalents at beginning of year	62,201	36,815

Cash and cash equivalents at end of period	$90,108	$24,360

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

PETCO Animal Supplies, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “PETCO”), is a national specialty retailer of premium pet food, supplies and services with 771 stores in 49 states and the District of Columbia as of October 29, 2005. The Company’s pet-related products include food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies.

In the opinion of management of PETCO, the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of October 29, 2005 and for the thirteen and thirty-nine week periods ended October 30, 2004 and October 29, 2005. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain prior period amounts have been reclassified to conform to the current period presentation. Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 30, 2004 and October 29, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2005 refer to the fiscal year beginning on January 30, 2005 and ending on January 28, 2006. All of the Company’s stores are aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. For further information, see the consolidated financial statements and related footnotes for fiscal 2004 included in the Company’s Annual Report on Form 10-K (File No. 000-23574) filed with the Securities and Exchange Commission on June 28, 2005.

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

PETCO ANIMAL SUPPLIES, INC.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated results of operations.

In October 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”) which requires that rental costs associated with operating leases incurred during a construction period be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate that the adoption of FSP FAS 13-1 will have a material impact on its consolidated results of operations.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Net earnings before stock-based compensation	$21,002	$13,150	$56,066	$48,419
Stock-based compensation using the fair value method, net of tax	(1,805)	(1,924)	(4,835)	(4,854)

Pro forma net earnings	$19,197	$11,226	$51,231	$43,565

Basic earnings per share—as reported	$0.36	$0.23	$0.97	$0.84
Basic earnings per share—pro forma	$0.33	$0.19	$0.89	$0.75
Diluted earnings per share—as reported	$0.36	$0.23	$0.96	$0.83
Diluted earnings per share—pro forma	$0.33	$0.19	$0.88	$0.74

The estimated weighted-average fair value per share of the options granted during the thirteen week periods ended October 30, 2004 and October 29, 2005 was an estimated $14.07 and $6.92, respectively, and during the thirty-nine week periods ended October 30, 2004 and October 29, 2005 was an estimated $12.95 and $12.64, respectively. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	43.2%	29.5%	40.5%	29.5%
Risk-free interest rate	3.4%	4.1%	2.7%	4.2%
Expected life	5.0 years	4.9 years	5.0 years	5.6 years

PETCO ANIMAL SUPPLIES, INC.

Note 4—Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the incremental shares issuable upon the assumed exercise of stock options. Net earnings and the weighted average number of common shares used to compute basic and diluted net earnings per share are presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Net earnings	$21,002	$13,150	$56,066	$48,419

Common shares, basic	57,554	57,853	57,512	57,779
Dilutive effect of stock options	956	487	962	774

Common shares, diluted	58,510	58,340	58,474	58,553

Options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings per share because of their anti-dilutive impact were 1,232 and 1,301 for the thirteen and thirty-nine weeks ended October 30, 2004, and 2,464 and 2,272 for the thirteen and thirty-nine weeks ended October 29, 2005, respectively.

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

Borrowings under the revolving credit facility are secured by substantially all of the personal property assets of the Company and its subsidiaries and bear interest, at the Company’s option, at the agent bank’s base rate plus a margin of up to 0.75%, or LIBOR plus a margin of up to 1.875%, in each case based on the Company’s leverage ratio at the time. In addition, the Company has pledged all of the capital stock of its domestic subsidiaries to secure the Company’s obligations under the revolving credit facility. The Company incurs a fee of up to 2.1% on letters of credit issued under the revolving credit facility and a fee of up to 0.3% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

At October 29, 2005, the Company was in compliance with all of the covenants under the revolving credit facility, and the outstanding balance of the revolving credit facility was $86.0 million. Amounts outstanding under the revolving credit facility are due in full on January 31, 2010. The interest rate at October 29, 2005 on the borrowings under the revolving credit facility was 5.1%. At October 29, 2005, the Company had outstanding $30.4 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $83.7 million at October 29, 2005.

PETCO ANIMAL SUPPLIES, INC.

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

In the first quarter of fiscal 2005, the Company repurchased $14.7 million in aggregate principal amount of its senior subordinated notes and recorded debt retirement costs totaling $2.4 million, consisting primarily of a purchase premium. As of October 29, 2005, there was $89.3 million in aggregate principal amount of the senior subordinated notes outstanding.

Note 7—Contingencies

On April 18, 2005, the Company and its Chief Executive Officer and Chief Financial Officer were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff purports to represent a class of purchasers of the Company’s stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented the Company’s financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for the Company’s stock. The complaint seeks unspecified monetary damages. Over the next several weeks, three additional purported class actions were filed in the same court alleging essentially the same claims against the Company and its officers and adding the Company’s Chairman as a defendant. These cases were consolidated, and in October 2005 a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including the Company’s President and Chief Operating Officer, several of the Company’s Senior Vice Presidents, several former and current members of the Company’s Board of Directors, and two former stockholders of the Company. The Company has tendered these matters to its insurance carriers.

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

On April 22, 2005, an alleged owner of the Company’s stock, derivatively sued all of the Company’s directors and its Chief Executive Officer and Chief Financial Officer, purportedly on behalf of the Company, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 to the present. The complaint, filed in Superior Court of the State of California for the County of San Diego, seeks to recover on behalf of the Company alleged unspecified damages sustained by the Company as a result of such alleged actions, treble damages, disgorgement of profits from the sale of the Company’s securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. Also on April 22, 2005, another shareholder derivative action was filed in Superior Court of the State of California for the County of San Diego on behalf of another alleged owner of the Company’s stock against the same defendants and with substantially similar allegations to

PETCO ANIMAL SUPPLIES, INC.

those described above. These actions have been consolidated. The Company has tendered these matters to its insurance carriers, and does not believe the outcome of these matters will have a material adverse impact on its consolidated financial position or results of operations in any future period.

On June 27, 2005, the Company was named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Los Angeles alleging violations of the California Labor Code. The named plaintiffs, Wayne Boyd, Anthony Castro, Gilbert Hernandez, and Daniel Lepkosky, purport to represent all current and former hourly, non-exempt employees of the Company’s California stores from June 27, 2001 to the present. These plaintiffs allege that during this period they were not paid all wages, were not paid overtime, were not authorized and permitted to take rest breaks as required by law, were not provided meal breaks as required by law, were not paid “reporting time” pay, and were not paid all wages upon separation from employment. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief. On September 19, 2005, another purported class action alleging Labor Code violations was filed in the Superior Court of the State of California for the County of Los Angeles naming the Company as the defendant. The named plaintiff in the September 19 suit, Natalie Wade, purports to represent a class of current and former employees of the Company who she alleges were not paid all wages earned, were not provided meal breaks, were not authorized and permitted to take rest breaks, and were not provided with itemized wage statements as required by law. This complaint also seeks unspecified monetary damages and other relief. A first amended complaint was filed on or about November 16, 2005. This amendment neither added nor altered any of the causes of action asserted but appears to have been made in an effort to cure a failure to comply with certain administrative requirements.

Although there can be no assurance that unfavorable outcomes in the foregoing matters would not have a material adverse effect on the Company’s financial position or results of operations, management believes the claims are without merit, strong defenses exist, and management intends to vigorously defend against these actions. The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on management’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

PETCO ANIMAL SUPPLIES, INC.

The following tables present the condensed consolidating balance sheets of PETCO Animal Supplies, Inc. as of January 29, 2005 and October 29, 2005, the related condensed consolidating statements of operations for each of the thirteen and thirty-nine week periods ended October 30, 2004 and October 29, 2005, and the condensed consolidating statements of cash flows for the thirty-nine week periods ended October 30, 2004 and October 29, 2005.

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR BALANCE SHEET

October 29, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$24,266	$94	$—	$—	$24,360
Receivables	—	3,124	15,990	—	—	19,114
Merchandise inventories	—	174,842	12,784	—	—	187,626
Deferred tax assets	—	20,339	—	—	—	20,339
Other current assets	—	14,193	834	—	—	15,027

Total current assets	—	236,764	29,702	—	—	266,466
Fixed assets, net	—	348,593	31,263	—	—	379,856
Goodwill	—	—	39,931	—	—	39,931
Intercompany investments and advances	117,217	383,621	—	—	(500,838)	—
Other assets	—	16,006	1,882	—	—	17,888

Total assets	$117,217	$984,984	$102,778	$—	$(500,838)	$704,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$37,977	$59,214	$—	$—	$97,191
Intercompany payables	(72,493)	424,541	(352,048)	—	—	—
Accrued salaries and employee benefits	—	59,095	5,012	—	—	64,107
Accrued expenses and other liabilities	—	73,991	10,360	—	—	84,351
Current portion of long-term debt	—	7,385	(5,600)	—	—	1,785

Total current liabilities	(72,493)	602,989	(283,062)	—	—	247,434
Senior credit facility	—	85,950	—	—	—	85,950
Senior subordinated notes payable	—	89,267	—	—	—	89,267
Deferred tax liability	—	23,961	—	—	—	23,961
Deferred rent and other liabilities	—	65,600	2,219	—	—	67,819

Total liabilities	(72,493)	867,767	(280,843)	—	—	514,431
Stockholders’ equity	189,710	117,217	383,621	—	(500,838)	189,710

Total liabilities and stockholders’ equity	$117,217	$984,984	$102,778	$—	$(500,838)	$704,141

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the thirteen weeks ended October 30, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$424,027	$307,328	$—	$(275,886)	$455,469
Cost of sales and occupancy costs	286,618	246,554	—	(238,903)	294,269

Gross profit	137,409	60,774	—	(36,983)	161,200
Selling, general and administrative expenses	113,202	45,439	—	(36,983)	121,658

Operating income	24,207	15,335	—	—	39,542
Interest expense, net	4,891	—	—	—	4,891

Earnings before income taxes	19,316	15,335	—	—	34,651
Income taxes	13,649	—	—	—	13,649

Earnings before equity in earnings of subsidiaries	5,667	15,335	—	—	21,002
Equity in earnings of subsidiaries	15,335	—	—	(15,335)	—

Net earnings	$21,002	$15,335	$—	$(15,335)	$21,002

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the thirteen weeks ended October 29, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$458,405	$340,970	$—	$(307,094)	$492,281
Cost of sales and occupancy costs	—	326,973	274,603	—	(264,938)	336,638

Gross profit	—	131,432	66,367	—	(42,156)	155,643
Selling, general and administrative expenses	—	120,333	52,040	—	(42,156)	130,217

Operating income	—	11,099	14,327	—	—	25,426
Interest expense, net	—	3,667	(49)	—	—	3,618

Earnings before income taxes	—	7,432	14,376	—	—	21,808
Income taxes	—	8,658	—	—	—	8,658

Earnings before equity in earnings of subsidiaries	—	(1,226)	14,376	—	—	13,150
Equity in earnings of subsidiaries	13,150	14,376	—	—	(27,526)	—

Net earnings	$13,150	$13,150	$14,376	$—	$(27,526)	$13,150

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the thirty-nine weeks ended October 30, 2004

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,223,714	$893,175	$—	$(797,057)	$1,319,832
Cost of sales and occupancy costs	836,944	713,025	—	(689,084)	860,885

Gross profit	386,770	180,150	—	(107,973)	458,947
Selling, general and administrative expenses	325,220	134,409	—	(107,973)	351,656

Operating income	61,550	45,741	—	—	107,291
Interest expense, net	14,748	—	—	—	14,748

Earnings before income taxes	46,802	45,741	—	—	92,543
Income taxes	36,477	—	—	—	36,477

Earnings before equity in earnings of subsidiaries	10,325	45,741	—	—	56,066
Equity in earnings of subsidiaries	45,741	—	—	(45,741)	—

Net earnings	$56,066	$45,741	$—	$(45,741)	$56,066

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF OPERATIONS

For the thirty-nine weeks ended October 29, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$1,351,924	$984,902	$—	$(882,205)	$1,454,621
Cost of sales and occupancy costs	—	951,350	786,244	—	(760,671)	976,923

Gross profit	—	400,574	198,658	—	(121,534)	477,698
Selling, general and administrative expenses	—	355,785	149,880	—	(121,534)	384,131

Operating income	—	44,789	48,778	—	—	93,567
Interest expense, net		10,969	(146)			10,823
Debt retirement costs	—	2,447	—	—	—	2,447

Earnings before income taxes	—	31,373	48,924	—	—	80,297
Income taxes	—	31,878	—	—	—	31,878

Earnings before equity in earnings of subsidiaries	—	(505)	48,924	—	—	48,419
Equity in earnings of subsidiaries	48,419	48,924	—	—	(97,343)	—

Net earnings	$48,419	$48,419	$48,924	$—	$(97,343)	$48,419

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING PARENT COMPANY, SUBSIDIARY ISSUER, GUARANTOR

AND NON-GUARANTOR STATEMENT OF CASH FLOWS

For the thirty-nine weeks ended October 29, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$48,419	$48,419	$48,924	$—	$(97,343)	$48,419
Adjustments to reconcile net earnings to net cash provided by operating activities	(48,419)	47,021	(40,571)	—	97,343	55,374

Net cash provided by operating activities	—	95,440	8,353	—	—	103,793

Cash flows from investing activities:
Additions to fixed assets	—	(96,330)	(8,484)	—	—	(104,814)

Net cash used in investing activities	—	(96,330)	(8,484)	—	—	(104,814)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	34,825	—	—	—	34,825
Repayments of long term debt	—	(48,914)	—	—	—	(48,914)
Proceeds from issuance of common stock	—	2,655	—	—	—	2,655

Net cash used in financing activities	—	(11,434)	—	—	—	(11,434)

Net decrease in cash and cash equivalents	—	(12,324)	(131)	—	—	(12,455)
Cash and cash equivalents at beginning of year	—	36,590	225	—	—	36,815

Cash and cash equivalents at end of period	$—	$24,266	$94	$—	$—	$24,360

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

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At October 29, 2005, we operated 771 stores in 49 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at fair prices, with superior levels of customer service at convenient locations. Our stores offer a fun, exciting shopping experience with a footprint that is 12,000 to 15,000 square feet. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories. We have remodeled 59 stores to our newer formats since the prior year third quarter, including 20 during the thirteen-week period ended October 29, 2005, and now have a total of 459 stores in our newer formats.

We increased our net sales from $1.15 billion in fiscal 2000 to $1.81 billion in fiscal 2004. We also increased our operating income from $13.4 million in fiscal 2000, which includes unusual charges and expenses totaling $57.0 million, to $158.0 million in fiscal 2004. During the first three quarters of fiscal 2005 we increased our net sales by 10.2% over the prior year period to $1.45 billion. The principal contributors to this improvement in our financial performance since 2000 include: (1) our ability to generate comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive sales of higher-margin pet accessories, supplies and services, which have grown to approximately 71% of net sales in fiscal 2004, up from approximately 66% of net sales in fiscal 2000; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by 8% to 10% per year on a long-term basis. Our year-over-year increase in square footage in fiscal 2004 was 12.2%, and our total store square footage at January 29, 2005 was approximately 10.1 million square feet. Our total store square footage at October 29, 2005 was approximately 11.1 million square feet. We plan to open approximately 90 new stores in fiscal 2005, or approximately 65 stores net of relocations and closings. In fiscal 2005, we intend to remodel up to 50 of our existing stores into our newer formats, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close certain under-performing stores. As a result of our store expansion strategy, operating results in any future year may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	64.6	68.4	65.2	67.2

Gross profit	35.4	31.6	34.8	32.8
Selling, general and administrative expenses	26.7	26.5	26.6	26.4

Operating income	8.7	5.2	8.1	6.4
Interest expense, net	1.1	0.7	1.1	0.7
Debt retirement costs	—	—	—	0.2

Earnings before income taxes	7.6	4.4	7.0	5.5
Income taxes	3.0	1.8	2.8	2.2

Net earnings	4.6%	2.7%	4.2%	3.3%

Thirteen Weeks Ended October 29, 2005 Compared With Thirteen Weeks Ended October 30, 2004

Net sales increased 8.1% to $492.3 million for the thirteen-week period ended October 29, 2005 from $455.5 million for the thirteen-week period ended October 30, 2004. The increase in net sales resulted primarily from the comparable store net sales increase of 1.5% and the increase in our store square footage of 12.4% from October 30, 2004 to October 29, 2005. We added 92 new stores since the prior year third quarter, or 66 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $5.1 million, or 13.9%, of the net sales increase, while the net increase in our store base accounted for approximately $31.7 million, or 86.1%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, price increases in certain product categories and the contribution of new stores.

Gross profit, defined as net sales less cost of sales including store occupancy costs, decreased 3.4% to $155.6 million for the thirteen-week period ended October 29, 2005 from $161.2 million for the prior year period. Gross profit as a percentage of net sales decreased to 31.6% from 35.4% in the prior year period. A decrease of 0.8% of net sales was caused by higher distribution costs, primarily related to our penetration into new markets with high initial entry costs and increased fuel costs. A decrease of 1.0% of net sales was due to increased store occupancy costs as a percentage of net sales as a result of slower growth in sales combined with fixed occupancy costs and the effect of the change in accounting for operating lease tenant improvement allowances beginning in the fourth quarter of fiscal 2004. The remainder of the decrease of 2.0% of net sales was due primarily to slower sales growth in high-margin product categories in the third quarter of 2005 and higher than expected markdowns of clearance merchandise. These decreases were partially offset by continuing improvements in supplies and services margins.

Selling, general and administrative expenses increased 7.0% to $130.2 million for the thirteen-week period ended October 29, 2005 from $121.7 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 26.5% from 26.7% in the prior year period. Increases in planned advertising expenditures were offset by lower personnel-related costs as a percentage of net sales.

Operating income in the thirteen-week period ended October 29, 2005 decreased 35.7% to $25.4 million, or 5.2% of net sales, from $39.5 million, or 8.7% of net sales, in the prior year period.

Net interest expense was $3.6 million for the thirteen-week period ended October 29, 2005, compared with $4.9 million for the thirteen week period ended October 30, 2004. The reduction in interest expense was due mainly to the full repayment of the term loan under our prior senior credit facility (which was partially offset by borrowings on our new senior credit facility) in the fourth quarter of fiscal 2004, the repurchase of $16.0 million in principal amount of our senior subordinated notes in the fourth quarter of fiscal 2004, and the repurchase of $14.7 million in principal amount of our senior subordinated notes in February 2005.

Income taxes for the thirteen-week period ended October 29, 2005 were $8.7 million, compared with $13.6 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased slightly to 39.7% in the thirteen-week period ended October 29, 2005 from 39.4% in the prior year period.

Net earnings in the thirteen-week period ended October 29, 2005 decreased 37.4% to $13.2 million, or $0.23 per diluted share, compared with net earnings of $21.0 million, or $0.36 per diluted share, in the prior year period.

Thirty-Nine Weeks Ended October 29, 2005 Compared With Thirty-Nine Weeks Ended October 30, 2004

Net sales increased 10.2% to $1.45 billion for the thirty-nine week period ended October 29, 2005 from $1.32 billion for the thirty-nine week period ended October 30, 2004. The increase in net sales resulted primarily from the comparable store net sales increase of 3.0% and the increase in our square footage of 12.4% from October 30, 2004 to October 29, 2005. We added 92 new stores since the prior year third quarter, or 66 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $36.2 million, or 26.8%, of the net sales increase, while the net increase in our store base accounted for approximately $98.6 million, or 73.2%, of the net sales increase. The comparable store net sales increase was attributable to improvements in our product mix to higher-price categories, price increases in certain product categories and the contribution of new stores.

Gross profit, defined as net sales less cost of sales including store occupancy costs, increased 4.1% to $477.7 million for the thirty-nine week period ended October 29, 2005 from $458.9 million for the prior year period. Gross profit as a percentage of net sales decreased to 32.8% from 34.8% in the prior year period. A decrease of 0.7% of net sales was caused by higher distribution costs, primarily related to our penetration into new markets with high initial entry costs and increased fuel costs. A decrease of 0.6% of net sales was due to increased store occupancy costs as a percentage of net sales as a result of slower growth in sales combined with fixed occupancy costs, a larger number of store openings in fiscal 2005 and the effect of the change in accounting for operating lease tenant improvement allowances beginning in the fourth quarter of fiscal 2004. The remainder of the decrease of 0.7% of net sales was due primarily to slower sales growth in high-margin product categories in the second and third quarters of fiscal 2005 and higher than expected markdowns of clearance merchandise in the third quarter of fiscal 2005. These decreases were partially offset by continuing improvements in supplies and services margins.

Selling, general and administrative expenses increased 9.2% to $384.1 million in the thirty-nine weeks ended October 29, 2005 from $351.7 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 26.4% from 26.6% in the prior year period. The overall decrease of 0.2% of net sales was due primarily to lower personnel-related costs as a percentage of net sales.

Operating income in the thirty-nine weeks ended October 29, 2005 decreased 12.8% to $93.6 million, or 6.4% of net sales, from $107.3 million, or 8.1% of net sales, in the prior year period.

Net interest expense was $10.8 million for the thirty-nine week period ended October 29, 2005, compared with $14.7 million for the thirty-nine week period ended October 30, 2004. The reduction in interest expense was due mainly to the full repayment of the term loan under our prior senior credit facility (which was partially offset by borrowings on our new senior credit facility) in the fourth quarter of fiscal 2004, the repurchase of $16.0 million in principal amount of our senior subordinated notes in the fourth quarter of fiscal 2004, and the repurchase of $14.7 million in principal amount of our senior subordinated notes in February 2005.

During the thirty-nine week period ended October 29, 2005, we incurred debt retirement costs totaling $2.4 million, consisting primarily of a purchase premium, related to the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes in the first quarter of fiscal 2005.

Income taxes for the thirty-nine weeks ended October 29, 2005 were $31.9 million, compared with $36.5 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased slightly to 39.7% in the thirty-nine week period ended October 29, 2005 from 39.4% in the prior year period.

Net earnings in the thirty-nine week period ended October 29, 2005 decreased 13.6% to $48.4 million, or $0.83 per diluted share, compared with net earnings of $56.1 million, or $0.96 per diluted share, in the prior year period.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $103.8 million and $112.0 million for the thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixtures and equipment for new stores, to remodel certain existing stores and, to a lesser extent, to purchase distribution center and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2005 will be approximately $135 million, which includes the opening of approximately 90 new stores and the estimated cost of remodeling up to 50 existing stores to our newer formats. Cash used in investing activities was $104.8 million for the thirty-nine week period ended October 29, 2005 and consisted entirely of capital expenditures. Cash used in investing activities was $82.2 million for the thirty-nine week period ended October 30, 2004 and consisted primarily of capital expenditures totaling $78.7 million and the acquisition of intangible assets totaling $3.8 million, consisting largely of favorable lease rights.

Net cash used in financing activities was $11.4 million for the thirty-nine-week period ended October 29, 2005 and consisted primarily of the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes. Net cash used in financing activities was $1.9 for the thirty-nine week periods ended October 30, 2004 and consisted primarily of repayments on our term loan and other long-term obligations.

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

Borrowings under the revolving credit facility are secured by substantially all of our personal property assets and bear interest, at our option, at the agent bank’s base rate plus a margin of up to 0.75%, or LIBOR plus a margin of up to 1.875%, in each case based on our leverage ratio at the time. In addition, we have pledged all of the capital stock of our domestic subsidiaries to secure our obligations under the revolving credit facility. We incur a fee of up to 2.1% on letters of credit issued under the revolving credit facility and a fee of up to 0.3% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding under the revolving credit facility to be immediately due and payable.

At October 29, 2005, we were in compliance with all of the covenants under our revolving credit facility, and the outstanding balance of our revolving credit facility was $86.0 million. Amounts outstanding under our revolving credit facility are due in full on January 31, 2010. The interest rate at October 29, 2005 on the borrowings under our revolving credit facility was 5.1%. At October 29, 2005, we had outstanding $30.4 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $83.7 million at October 29, 2005.

In the first quarter of fiscal 2005, we repurchased through privately negotiated transactions $14.7 million in principal amount of our 10.75% senior subordinated notes. At October 29, 2005, we had outstanding $89.3 million in aggregate principal amount of our senior subordinated notes. The senior subordinated notes mature on November 1, 2011, and interest accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the senior subordinated notes may declare all amounts outstanding to be immediately due and payable. We may redeem the senior subordinated notes at our option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

Off-Balance Sheet Arrangements

At October 29, 2005, we had outstanding $30.4 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At October 29, 2005 and January 29, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All of the $86.0 million in debt under our revolving credit facility as of October 29, 2005 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rate at October 29, 2005 would increase net interest expense by approximately $0.3 million on an annual basis, and would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any material foreign exchange or other significant market risk at October 29, 2005.

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

Part II. Other Information

Item 1. Legal Proceedings

On April 18, 2005, we and our Chief Executive Officer and our Chief Financial Officer were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff purports to represent a class of purchasers of our stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented our financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for our stock. The complaint seeks unspecified monetary damages. Over the next several weeks, three additional purported class actions were filed in the same court alleging essentially the same claims against us and our officers and adding our Chairman as a defendant. These cases were consolidated, and in October 2005 a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including our President and Chief Operating Officer, several of our Senior Vice Presidents, several former and current members of our Board of Directors, and two former stockholders. We have tendered these matters to our insurance carriers.

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

On April 22, 2005, an alleged owner of our stock, derivatively sued all of our directors and our Chief Executive Officer and Chief Financial Officer, purportedly on our behalf, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 to the present. The complaint, filed in Superior Court of the State of California for the County of San Diego, seeks to recover on our behalf alleged unspecified damages sustained by us as a result of such alleged actions, treble damages, disgorgement of profits from the sale of our securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. Also on April 22, 2005, another shareholder derivative action was filed in Superior Court of the State of California for the County of San Diego on behalf of another alleged owner of our stock against the same defendants and with substantially similar allegations to those described above. These actions have been consolidated. We have tendered these matters to our insurance carriers, and do not believe the outcome of these matters will have a material adverse impact on our consolidated financial position or results of operations in any future period.

On June 27, 2005, we were named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Los Angeles alleging violations of the California Labor Code. The named plaintiffs, Wayne Boyd, Anthony Castro, Gilbert Hernandez, and Daniel Lepkosky, purport to represent all current and former hourly, non-exempt employees of our California stores from June 27, 2001 to the present. These plaintiffs allege that during this period they were not paid all wages, were not paid overtime, were not authorized and permitted to take rest breaks as required by law, were not provided meal breaks as required by law, were not paid “reporting time” pay, and were not paid all wages upon separation from employment. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief. On September 19, 2005, another purported class action alleging Labor Code violations was filed in the Superior Court of the State of California for the County of Los Angeles naming us as the defendant. The named plaintiff in the September 19 suit, Natalie Wade, purports to represent a class of current and former PETCO employees who she alleges were not paid all wages earned, were not provided meal breaks, were not authorized and permitted to take rest breaks, and were not provided with itemized wage statements as required by law. This complaint also seeks unspecified monetary damages and other relief. A first amended complaint was filed on or about November 16, 2005. This amendment neither added nor altered any of the causes of action asserted but appears to have been made in an effort to cure a failure to comply with certain administrative requirements.

Although there can be no assurance that unfavorable outcomes in the foregoing matters would not have a material adverse effect on our financial position or results of operations, management believes the claims are without merit, strong defenses exist, and management intends to vigorously defend against these actions. We have not recorded any accrual for contingent liability associated with the legal proceedings described above based on management’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

Date: December 8, 2005

By:	/s/ RODNEY CARTER
Rodney Carter Senior Vice President and Chief Financial Officer

Date: December 8, 2005