Form 10-K
period 2006-01-28
PETCO ANIMAL SUPPLIES INC
filed 2006-03-31
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of July 30, 2005, the last day of the registrant’s second fiscal quarter of fiscal 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.521 billion, based on the last reported sale price on the preceding business day. Shares of common stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2006, there were outstanding 57,893,803 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s annual meeting of stockholders expected to be held June 8, 2006 are incorporated by reference in Part III.

PETCO®, P.A.L.S.®, and PETCO Doggie Day Camp® are trademarks of PETCO Animal Supplies, Inc. All other product and company names are trademarks of their respective owner.

PART I

ITEM 1. BUSINESS

We are a national specialty retailer of premium pet food, supplies and services with 779 stores in 49 states and the District of Columbia. Our pet-related products include food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies. Our strategy is to offer our customers a complete assortment of pet-related products and services at fair prices, with superior levels of customer service at convenient locations.

Our stores offer a fun, exciting shopping experience and generally range in size from 12,000 to 15,000 square feet. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories. We have remodeled 53 stores to our newer formats since the prior year, and now have a total of 476 stores in newer formats.

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

The Pet Food, Supplies and Services Industry

General. We believe the pet food, supplies and services industry is benefiting from a number of favorable demographic trends that are continuing to support a growing pet population. The U.S. pet population has now reached 378 million companion animals, including 143 million cats and dogs, with an estimated 63% of all U.S. households owning at least one pet, and three quarters of those households owning two or more pets. We believe the trend to more pets and more pet-owning households will continue, driven by an increasing number of children under 18 and a growing number of empty nesters whose pets have become their new “children.” We estimate that U.S. retail sales of pet food, supplies, small animals (excluding cats and dogs) and services increased to approximately $33 billion in 2004. We believe we are well positioned to benefit from several key growth trends within the industry.

Pet Food. Packaged Facts, an independent provider of market research reports, estimates that dog and cat food sales, which represent the vast majority of all pet food sales, accounted for approximately $13.8 billion in sales for 2004. Sales of premium dog and cat food represented approximately 37.9% of the total dog and cat food market in 2003 and are expected to increase to approximately 41.2% of the total dog and cat food market by 2008. Sales of dog and cat food accounted for $607 million, or 30%, of our fiscal 2005 net sales, of which $565 million, or 93%, was generated from premium dog and cat food sales.

Historically, the pet food industry has been dominated by national supermarket brands such as Alpo, Kal Kan and Purina, which are primarily sold through grocery stores, supermarkets, convenience stores and mass merchants. In recent years, supermarkets’ share of total pet food sales has steadily decreased as a result of competition from warehouse clubs, mass merchants and specialty pet store chains as well as the growing proportion of premium pet food sales. Premium pet foods, such as Science Diet, Nutro and Eukanuba, currently are not sold through supermarkets, warehouse clubs or mass merchants due to manufacturers’ restrictions but are sold primarily through specialty retailers like PETCO®, veterinarians and farm and feed stores.

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

Pet Supplies and Small Animals. Based on reports from Packaged Facts, sales of pet supplies and small animals (excluding cats and dogs) accounted for approximately $8.5 billion in sales for 2004 and will grow at a compound annual growth rate of 6.5% over the next few years. Sales of pet supplies and small animals (excluding cats and dogs) accounted for $1.3 billion, or 67.5%, of our fiscal 2005 net sales.

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

The market for small animals (other than cats and dogs) includes sales of fish, birds, reptiles, hamsters, mice and other small pets. Because of the overpopulation of cats and dogs and the controversial practices of some breeders, we have elected to limit our selection of animals to birds, fish, reptiles and other small animals. We do, however, participate in pet adoption programs for cats, dogs and other animals, which are administered primarily through local animal welfare programs.

Pet Services. Pet services are estimated to account for the remaining $10.7 billion of the overall $33 billion market projected by management for 2004. The market for pet services includes grooming, obedience training, day care and overnight boarding, and vaccinations and other veterinary services. We offer obedience training in most of our stores, grooming in the majority of our stores and limited veterinary services, such as routine vaccinations, at a number of stores. In fiscal 2004, we opened our first “PETCO Doggie Day Camp®” to service our customers’ day care needs. Services represented 5.0% of our fiscal 2005 net sales and represent an increasing portion of our net sales. We believe that offering selected pet services better serves our customers and increases traffic flow to our stores. For fiscal 2005, services sales increased 23% from fiscal 2004.

Distribution Channels. Our industry is highly fragmented, with an estimated 9,000 independent pet supply stores operating in the United States. PETCO is one of only two national specialty retailers of pet food, supplies and services. Between 1991 and 2004, the last year for which data is available, specialty pet store chains such as PETCO experienced significant market share gains in the pet food and supplies categories, largely at the expense of supermarkets. We believe that this shift primarily results from (1) the enhanced merchandising effort and product mix offered by specialty pet store chains and (2) the growing demand for premium pet food as nutritional awareness among the general population extends to pet owners and their pets.

Business Strategy

Our strategy is to strengthen our position as a leading specialty retailer of premium pet food, supplies and services by offering our customers a complete assortment of pet-related products and services at fair prices with superior levels of customer service at convenient locations. We intend to continue to pursue the following elements of our strategy:

•

Continue To Increase Sales and Profitability. We have increased our net sales from $1.3 billion in fiscal 2001 to $2.0 billion in fiscal 2005. We also increased our operating income from $31.8 million in fiscal 2001, which included unusual charges and expenses totaling $58.0 million, to $141.5 million in fiscal 2005. The principal contributors to this improvement in our financial performance since 2001 include: (1) our ability to generate comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive sales of higher-margin pet accessories, supplies and services, which have grown to approximately 71% of net sales in fiscal 2005, up from approximately 67% of net sales in fiscal 2001; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

•	Capitalize Upon Our Maturing Store Base. We have historically found that the most dramatic growth in a store’s net sales and operating income occurs in the first five years following a store’s opening. During this store maturation phase, we have historically experienced an increase in store-level contribution from an approximate average of 6% of net sales in the store’s first year to an approximate average of over 15% of net sales in year five. More than 40% of our stores were opened in the past five years and to date our newly opened stores have been maturing in accordance with historical rates. We believe that our maturing store base provides us with an opportunity to significantly increase our net sales and store-level operating income with only modest incremental capital expenditures for these stores.

•	Expand Using Our Proven New Store Model. We believe that the highly fragmented pet food, supplies and services market offers compelling opportunities for us to increase our presence and gain market share. To capitalize on these opportunities and consistent with our existing strategy, we plan to increase our aggregate store square footage by 8% to 10% per year on a long-term basis, both by focusing primarily on existing markets and by targeting one new geographic market per year. Our year-over-year increase in square footage in fiscal 2005 was 11.8%, and our total store square footage at January 28, 2006 was approximately 11.3 million square feet. We plan to open approximately 90 new stores in fiscal 2006, or approximately 75 stores net of relocations and closings. We carefully measure each proposed store opening against demographic, economic and competitive factors. In fiscal 2006, we intend to remodel approximately 35 of our existing stores into our newer formats, and we plan to remodel additional existing stores in the future.

•	Continue Our Focus on Expanding Our Services Business. We continue to expand our offerings of services to our customers, including grooming, canine education, day care and vaccinations. These services broaden our relationship with customers and encourage more frequent visits to our stores, which result in additional sales of pet food, supplies and small animals (other than cats and dogs). As such, the growing services portion of our business complements our overall customer relationship initiatives. For fiscal 2005, services sales increased 23% from fiscal 2004.

•	Further Enhance Our Logistics Expertise. Our distribution system has over one million square feet of distribution capacity, including an integrated network of three main and six regional distribution centers. This network enables us to reduce our costs by reducing the delivered cost of merchandise and limiting the need to carry excess inventory in our stores. Our inventory control systems provide for effective replenishment of inventory and allow us to improve in-stock levels at our stores.

•	Capitalize Upon Our Brand Awareness and Highly Successful Customer Loyalty Program. The “PETCO” brand name and our slogan “PETCO, where the pets go” are well known by pet owners. We believe that this awareness reinforces the fun and enjoyable shopping experience that we seek to create for our customers and their pets. PETCO P.A.L.S.®, our highly successful customer loyalty program, further enhances and reinforces the loyalty, brand awareness and satisfaction of our customers. Our P.A.L.S. members account for approximately 75% of our net sales. Our program fosters a long-term, one-on-one relationship with the customer and builds brand loyalty and customer retention. Our program also provides us with one of the largest databases of customer information in the industry. Information on our customers’ buying preferences allows us to more precisely deliver targeted marketing efforts and assists us in more effectively catering to our customers’ needs.

•	Continue to Provide Superior, Knowledge-Based Customer Service. We seek to enhance our customers’ shopping experience by providing knowledgeable and friendly customer service and creating a fun and exciting shopping environment. We seek to hire store managers and sales associates who themselves are pet owners and enthusiasts and, therefore, are more eager and better able to assist customers with their needs. We believe it is better to hire animal lovers and train them in retail rather than hire experienced retailers and hope they like animals. We believe that our customer service differentiates us from our competitors, leading to increased sales, attracting new customers and building customer loyalty.

Purchasing and Distribution

We currently operate three main and six regional distribution centers. The main distribution centers are located in Mira Loma, California; Monroe, New Jersey; and Joliet, Illinois. Bulk items for all stores are either shipped to regional distribution centers for redistribution or are sent directly to store locations. Manufacturers ship non-bulk supplies to the main distribution facilities, which we then distribute either to regional centers or directly to store locations. We also provide order fulfillment services for our Internet customers through our three main distribution centers.

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

Competition

The pet food, supplies and services business is highly competitive. This competition can be categorized into three different segments: (1) supermarkets, warehouse clubs and mass merchants; (2) specialty pet store chains; and (3) traditional pet stores and independent service providers. Our strategy is to focus our assortment on specialty products and premium pet foods, which minimizes the potential overlap with supermarkets, warehouse clubs, and mass merchants. We believe that we compete effectively within our various geographic areas. However, some of our competitors are much larger in terms of sales volume and have access to greater capital and management resources than we do.

Suppliers and Vendors

We purchase most of our merchandise directly from specialty suppliers and manufacturers of national brands. We purchase the majority of our pet food products from three vendors: Hill’s Pet Products, Inc. (which produces Science Diet), Nutro Products, Inc. and The Iams Company. Supplies of products from these vendors accounted for approximately 8%, 8% and 7%, respectively, of our net sales in fiscal 2005 and fiscal 2004. While we do not maintain long-term supply contracts with any of our vendors, we believe that we enjoy a favorable and stable relationship with each of these vendors.

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

Information Systems

Our integrated information systems provide our management team with timely information on sales trends, inventory tracking and operational data at the individual store level. These systems empower regional, district and store managers to increase sales, control inventory and enhance customer satisfaction. Our in-store POS system tracks all sales by stockkeeping unit (SKU) using bar codes and allows management to compare current performance against historical performance and current year’s budget on a daily basis. The information gathered by this system supports automatic replenishment of in-store inventory from our main and regional distribution centers and is integrated into product buying decisions. Store labor planning and visual presentation levels are also supported by sales management information systems. We use Electronic Data Interchange (EDI) with a majority of suppliers for efficient transmittal of purchase orders, shipping notices and invoices. Management believes that the systems we have developed enable us to continue to improve customer service, operational efficiency and management’s ability to monitor critical performance indicators. We continue to invest in supply chain technologies, human resources management, financial planning tools and continued improvement to the POS systems located in all stores.

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

Employees

As of January 28, 2006, we employed approximately 17,900 associates, of whom approximately 9,900 were employed full-time. Approximately 92% of our employees were employed in stores or in direct field supervision, approximately 4% in distribution centers and approximately 4% in our national support center in San Diego. We are not party to any collective bargaining arrangements, and we believe our labor relations are generally good.

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

ITEM 1A. RISK FACTORS

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

Some of the statements in this Annual Report, including, but not limited to, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Annual Report using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those discussed below.

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

One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. We have opened between 50 and 89 stores per year (not including closures of existing stores) between fiscal 2001 and fiscal 2005. We plan to increase our aggregate store square footage by 8% to 10% per year on a long-term basis, both by focusing on existing markets and by targeting one new geographic market per year. Our year-over-year increase in square footage in fiscal 2005 was 11.8%, and our total store square footage at January 28, 2006 was approximately 11.3 million square feet. We plan to open approximately 90 new stores in fiscal 2006, or approximately 75 stores net of relocations and closings.

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

Our continued growth also depends, to a significant degree, on our ability to increase sales in our new and existing stores. Our comparable store net sales increased by 5.6%, 6.2% and 2.7% for fiscal 2003, 2004 and 2005, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our comparable store net sales increases in future periods may be lower than historical levels or our comparable store net sales may not increase at all.

There also can be no assurance that our existing stores will maintain their current levels of sales and profitability or that new stores will generate sales levels necessary to achieve store-level profitability, much less profitability comparable to that of existing stores. New stores that we open in our existing markets may draw customers from our existing stores and may have lower sales growth relative to stores opened in new markets. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operations. These factors, together with increased pre-opening expenses at our new stores, may reduce our average store contribution and operating margins. In addition, we are opening new stores in, and are remodeling some of our existing stores into, our newer format, which incorporates our most recent merchandising strategies. There can be no assurance that our newer formats will be as or more profitable than our existing stores, and may be less profitable than historical levels for our other stores. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our business, financial condition and results of operations may be harmed.

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

In addition, we routinely evaluate our strategic alternatives with respect to each of our stores and our other operating assets and investments. In connection with this evaluation, we may elect to close stores or to sell or otherwise dispose of selected assets or investments. Excluding store relocations, we closed two stores in fiscal 2003, one store in fiscal 2004 and nine stores in fiscal 2005. There can be no assurance that any future sale or disposition would be achieved on terms favorable to us because we incur closing costs or may lose sales to our competitors as a result.

Our level of debt may limit the cash flow available for our operations and place us at a competitive disadvantage.

As of January 28, 2006, our debt consisted primarily of (1) $60.0 million outstanding under our senior revolving credit facility (total available revolving credit of $200.0 million (reduced by the outstanding amount of letters of credit of $30.1 million at January 28, 2006) with an option to increase the available credit by an additional $125.0 million, subject to certain conditions) and (2) $89.3 million in principal amount of our senior subordinated notes. Our level of indebtedness has important consequences. For example, our level of indebtedness may:

•	require us to use a significant portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, which may limit our ability to carry out our business strategy;

•	result in higher interest expense if interest rates increase on our floating rate borrowings; or

•	heighten our vulnerability to downturns in our business or in the general economy and restrict us from exploiting business opportunities or making acquisitions.

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

We purchase significant amounts of products from three key vendors: Hill’s Pet Products, Inc. (which produces Science Diet), Nutro Products, Inc. and The Iams Company. Supplies of products from these vendors accounted for approximately 8%, 8% and 7%, respectively, of our net sales in fiscal 2005 and fiscal 2004. We do not maintain long-term supply contracts with any of our vendors. While we believe that our vendor relationships are satisfactory, any vendor could discontinue selling to us at any time. The loss of any of our three key vendors or any other significant vendors of premium pet food or pet supplies offered by us would have a negative impact on our business, financial condition and results of operations.

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

From time to time we are subject to claims or complaints that we do not properly care for some of the companion animals we sell, which may include birds, fish, reptiles and other small animals. Given the large number of small animals we sell, deaths or injuries sometimes occur while they are in our care. As a result, we may be subject to claims that our animal care practices, or the related training of our associates, may not provide the proper level of care. Any such claims or complaints, as well as any related news reports, could cause negative publicity, which in turn could harm our business and have a material adverse effect on our results of operations.

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

On April 18, 2005, we and our Chief Executive Officer and Chief Financial Officer were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff purports to represent a class of purchasers of our stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented our financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for our stock. Over the next several weeks, three additional purported class actions were filed in the same court alleging essentially the same claims against us and our officers and adding our Chairman as a defendant. These cases were consolidated, and in October 2005 a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including our President and Chief Operating Officer, several of our Senior Vice Presidents, several former and current members of our Board of Directors, and two of our former stockholders. In January 2006, the defendants filed a motion to dismiss the consolidated complaint on the ground that it failed to state facts sufficient to state a claim under the securities laws. A hearing on the motion is scheduled for May 22, 2006.

On April 22, 2005, an alleged owner of our stock derivatively sued all our directors and our Chief Executive Officer and Chief Financial Officer, purportedly on our behalf, alleging that such officers and directors engaged in breaches of fiduciary, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 to the present. Also on April 22, 2005, another shareholder derivative action was filed in Superior Court of the State of California for the County of San Diego on behalf of another alleged owner of our stock against the same defendants and with substantially similar allegations to those described above. These actions have been consolidated. In August 2005, the defendants moved to dismiss the consolidated complaint on the ground that the stockholders had failed to make a demand on the Company’s Board and failed to adequately allege that a demand was excused. The Court granted the motion but gave plaintiffs leave to amend. The plaintiffs filed an amended complaint which defendants have again moved to dismiss. A hearing on the defendants’ motion is now scheduled for April 2006.

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

If our existing stockholders sell substantial amounts of our common stock in the public market or if there is a perception that these sales may occur, the market price of our common stock could decline. As of March 17, 2006, we had 57,893,803 shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market without restriction or further registration under the Securities Act, unless the shares are held by “affiliates” of ours as such term is defined in Rule 144 of the Securities Act.

We also have 6,142,054 shares of common stock reserved for issuance under our stock option and incentive plans, of which 4,489,800 shares were subject to outstanding options and 360,925 shares were subject to unvested restricted stock units as of March 17, 2006. In March 2002, we filed a registration statement on Form S-8 to register all of the shares of common stock which could be purchased upon the exercise of stock options outstanding on that date and all other shares of common stock reserved for future issuance under our stock option and incentive plans. Accordingly, shares issued upon exercise of such options are freely tradable by holders who are not our affiliates and, subject to the volume and other limitations of Rule 144, by holders who are affiliates.

The price of our common stock may be volatile.

Since our initial public offering in February 2002, the price at which our common stock has traded has been subject to significant fluctuation. The market price for our common stock in the future may continue to be volatile. In addition, the stock market periodically experiences significant price and volume fluctuations that in many instances have been unrelated or disproportionate to the operating performance of specific companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company, and we are currently subject to such litigation. The current and any similar litigation instituted against us in the future, could result in substantial costs and divert management’s attention and resources from our core business.

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

We incur significant expenses as a result of being a public company.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. These new rules and regulations have increased and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly.

ITEM 2. PROPERTIES

We lease all of our store and distribution center locations. The original lease terms for our stores generally range from ten to fifteen years, with many of these leases containing renewal options. Leases on 119 stores expire within the next three years. Of these leases, 85 contain renewal options.

Our headquarters, located in San Diego, California, consists of three owned facilities comprising a total of 156,000 square feet. We also lease three main and six regional distribution centers. Our three main distribution centers collectively occupy approximately 950,000 square feet of space in Monroe, New Jersey; Joliet, Illinois; and Mira Loma, California under leases that expire in May 2018, March 2010 and September 2013, respectively. Our six regional distribution centers collectively occupy approximately 290,000 square feet of space in Stockton, California; Portland, Oregon; Mansfield, Massachusetts; Garland, Texas; Denver, Colorado; and Orlando Florida under leases that expire in April 2009, February 2007, December 2008, October 2009, July 2015 and February 2016 respectively. Except with respect to the leases for our Monroe, New Jersey; Stockton, California; Portland, Oregon; and Mansfield, Massachusetts facilities, all of our distribution center leases contain a renewal option.

Below is a table listing, for our 779 stores at January 28, 2006, the number of stores by state:

Number of PETCO Stores

as of January 28, 2006

State	Number of Stores	State	Number of Stores
Alabama	8	Montana	3
Alaska	2	Nebraska	6
Arizona	23	Nevada	9
Arkansas	6	New Hampshire	7
California	147	New Jersey	18
Colorado	22	New Mexico	5
Connecticut	16	New York	40
Delaware	2	North Carolina	5
District of Columbia	1	North Dakota	2
Florida	34	Ohio	12
Georgia	13	Oklahoma	5
Idaho	6	Oregon	15
Illinois	46	Pennsylvania	34
Indiana	11	Rhode Island	3
Iowa	8	South Carolina	1
Kansas	6	South Dakota	1
Kentucky	1	Tennessee	13
Louisiana	8	Texas	63
Maine	3	Utah	9
Maryland	16	Vermont	1
Massachusetts	25	Virginia	15
Michigan	22	Washington	31
Minnesota	19	West Virginia	1
Mississippi	1	Wisconsin	14
Missouri	19	Wyoming	1

ITEM 3. LEGAL PROCEEDINGS

On April 18, 2005, we and our Chief Executive Officer and our Chief Financial Officer were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff purports to represent a class of purchasers of our stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented our financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for our stock. The complaint seeks unspecified monetary damages. Over the next several weeks, three additional purported class actions were filed in the same court alleging essentially the same claims against us and our officers and adding our Chairman as a defendant. These cases were consolidated, and in October 2005 a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including our President and Chief Operating Officer, several of our Senior Vice Presidents, several former and current members of our Board of Directors, and two former stockholders. In January 2006, the defendants filed a motion to dismiss the consolidated complaint on the ground that it failed to state facts sufficient to state a claim under the securities laws. A hearing on the motion is scheduled for May 2006. We have tendered these matters to our insurance carriers.

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

On April 22, 2005, an alleged owner of our stock, derivatively sued all of our directors and our Chief Executive Officer and Chief Financial Officer, purportedly on our behalf, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 to the present. The complaint, filed in Superior Court of the State of California for the County of San Diego, seeks to recover on our behalf alleged unspecified damages sustained by us as a result of such alleged actions, treble damages, disgorgement of profits from the sale of our securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. Also on April 22, 2005, another shareholder derivative action was filed in Superior Court of the State of California for the County of San Diego on behalf of another alleged owner of our stock against the same defendants and with substantially similar allegations to those described above. These actions have been consolidated. In August 2005, the defendants moved to dismiss the consolidated complaint on the ground that the stockholders had failed to make a demand on the Company’s Board and failed to adequately allege that a demand was excused. The Court granted the motion but gave plaintiffs leave to amend. The plaintiffs filed an amended complaint which defendants have again moved to dismiss. A hearing on the defendants’ motion is now scheduled for April 2006. We have tendered these matters to our insurance carriers, and do not believe the outcome of these matters will have a material adverse impact on our consolidated financial position or results of operations in any future period.

On June 27, 2005, we were named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Los Angeles alleging violations of the California Labor Code. The named plaintiffs, Wayne Boyd, Anthony Castro, Gilbert Hernandez, and Daniel Lepkosky, purport to represent all current and former hourly, non-exempt employees of our California stores from June 27, 2001 to the present. These plaintiffs allege that during this period they were not paid all wages, were not paid overtime, were not authorized and permitted to take rest breaks as required by law, were not provided meal breaks as required by law, were not paid “reporting time” pay, and were not paid all wages upon separation from employment. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief. On March 2, 2006, Plaintiff Gilbert Hernandez requested that his claims against the Company be dismissed. This request is subject to court approval.

On September 19, 2005, another purported class action alleging Labor Code violations was filed in the Superior Court of the State of California for the County of Los Angeles naming us as the defendant. The named plaintiff in the September 19 suit, Natalie Wade, purports to represent a class of current and former PETCO employees who she alleges were not paid all wages earned, were not provided meal breaks, were not authorized and permitted to take rest breaks, and were not provided with itemized wage statements as required by law. This complaint also seeks unspecified monetary damages and other relief. A first amended complaint was filed on or about November 16, 2005. This amendment neither added nor altered any of the causes of action asserted but appears to have been made in an effort to cure a failure to comply with certain administrative requirements. In February 2006, Plaintiff Natalie Wade’s lawsuit against the Company was voluntarily dismissed by Ms. Wade in exchange for the Company’s agreement not to seek costs incurred in defending against the lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

PART II

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Stock Market’s National Market under the symbol “PETC.” The following table shows the high and low per share sales prices on our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal 2004
First Quarter	$34.19	$26.70
Second Quarter	33.14	27.20
Third Quarter	36.96	27.20
Fourth Quarter	39.91	34.74
Fiscal 2005
First Quarter	$38.68	$27.87
Second Quarter	34.37	27.46
Third Quarter	28.39	18.25
Fourth Quarter	23.40	18.88

On March 17, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $22.31. As of March 17, 2006, there were approximately 71 holders of record of our common stock.

Dividend Policy

We have not paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation of our business and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility and the indenture governing our senior subordinated notes place limitations on our ability to pay dividends or make other distributions in respect of our common stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the board of directors.

Equity Compensation Plan Information

See Item 12 of this Annual Report for reference to the information required by this item with respect to our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data as of and for the fiscal years ended February 2, 2002, February 1, 2003, January 31, 2004, January 29, 2005, and January 28, 2006 presented below under the captions “Statement of Operations Data” and “Balance Sheet Data,” have been derived from our audited consolidated financial statements as of those dates and for those periods. The selected historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

Fiscal Year Ended
Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004	Jan. 29, 2005	Jan. 28, 2006
(amounts in thousands, except per share amounts and store data)
Statement of Operations Data:
Net sales	$1,300,949	$1,476,634	$1,610,431	$1,812,145	$1,996,089
Cost of sales and occupancy costs	909,186	1,016,249	1,060,942	1,181,354	1,330,054

Gross profit	391,763	460,385	549,489	630,791	666,035
Selling, general and administrative expenses	304,967	343,752	411,816	472,780	524,566
Management fees and termination costs	3,120	12,760	—	—	—
Stock-based compensation and other costs	14,350	8,388	—	—	—
Litigation settlement	—	3,497	—	—	—
Write-off of Canadian investment	37,035	—	—	—	—
Merger and non-recurring costs	445	—	—	—	—

Operating income (1)	31,846	91,988	137,673	158,011	141,469
Interest expense, net	40,837	32,666	26,115	19,337	14,974
Debt retirement costs	20,830	3,336	12,189	6,754	2,447

Earnings (loss) before Internet operations and equity in loss of unconsolidated affiliates and income taxes	(29,821)	55,986	99,369	131,920	124,048
Internet operations and equity in loss of unconsolidated affiliates	(3,083)	—	—	—	—

Earnings (loss) before income taxes	(32,904)	55,986	99,369	131,920	124,048
Income taxes (benefit)	(10,103)	23,845	34,656	49,547	48,878

Net earnings (loss)	(22,801)	32,141	64,713	82,373	75,170
Increase in carrying amount and premium on redemption of redeemable preferred stock	(27,745)	(20,487)	—	—	—

Net earnings (loss)	$(50,546)	$11,654	$64,713	$82,373	$75,170

Basic earnings (loss) per share	$(1.32)	$0.21	$1.13	$1.43	$1.30
Diluted earnings (loss) per share	$(1.32)	$0.20	$1.11	$1.41	$1.28
Shares used for computing basic earnings (loss) per share	38,429	56,094	57,422	57,542	57,802
Shares used for computing diluted earnings (loss) per share	38,429	56,906	58,299	58,511	58,543
Other Financial Data:
Gross profit margin	30.1%	31.2%	34.1%	34.8%	33.4%
Depreciation and amortization	$49,449	$50,092	$56,552	$63,608	$77,845
Inventory turns (2)	7.4	x	7.7	x	7.5	x	7.7	x	7.5	x
Store Data:
Percentage increase in comparable store net sales (3)	8.6%	8.0%	5.6%	6.2%	2.7%
Number of stores at year end	561	600	654	716	779

	Fiscal Year Ended
	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004	Jan. 29, 2005	Jan. 28, 2006
	(amounts in thousands, except per share amounts and store data)
Balance Sheet Data:
Cash and cash equivalents	$36,215	$108,937	$62,201	$36,815	$39,524
Working capital	68,429	113,051	49,006	26,785	22,608
Total assets	473,572	554,855	551,862	640,453	709,675
Total debt, including current maturities (4)	401,157	365,541	263,398	191,091	151,022
Redeemable preferred stock	219,282	—	—	—	—
Stockholders’ equity (deficit)	(305,707)	(11,083)	53,133	137,295	216,838

(1)	Operating income includes the following unusual charges and expenses for the periods indicated:

	Fiscal Year Ended
	Feb. 2, 2002	Feb. 1, 2003	Jan. 31, 2004	Jan. 29, 2005	Jan. 28, 2006
	(amounts in thousands)
Merger and non-recurring costs	$445	$—	$—	$—	$—
Write-off of Canadian investment	37,035	—	—	—	—
Management fees and termination costs (a)	3,120	12,760	—	—	—
IPO financing and legal expenses (b)	—	1,197	—	—	—
Stock-based compensation (c)	17,351	8,439	—	—	—
Litigation settlement (d)	—	3,497	—	—	—

Total	$57,951	$25,893	$—	$—	$—

(a)	Management fees were paid pursuant to our management services agreement, which we entered into in October 2000 in connection with our leveraged recapitalization. We terminated the management services agreement shortly after our initial public offering for a fee of $12.5 million.
(b)	Financing and legal expenses related to our initial public offering in February 2002.
(c)	In connection with the increase in fair value related to outstanding stock options as a result of our initial public offering, we recorded non-cash stock-based compensation totaling $17.4 million in the fiscal year ended February 2, 2002, of which $14.4 million and $3.0 million are recorded in stock-based compensation and other costs and cost of sales and occupancy costs, respectively, and $8.4 million in the fiscal year ended February 1, 2003, of which $7.0 million and $1.4 million are recorded in stock-based compensation and other costs and cost of sales and occupancy costs, respectively.
(d)	Related to the settlement of California overtime litigation.

(2)	Calculated by dividing cost of sales and occupancy costs for the most recent four quarters, by average fiscal quarter end inventory for the five most recent quarters. Fiscal 2003, 2004, and 2005 reflect the adoption of Emerging Issues Task Force, or EITF, Issues 02-16 and 03-10, which have the effect of decreasing cost of sales and occupancy costs and decreasing inventory turns as compared to fiscal 2001 and 2002, which do not reflect the adoption of these consensuses.

(3)	A new store becomes a comparable store on the first day of the fiscal month following 12 full fiscal months of operation. Relocated stores become comparable stores on the first day of operation. Comparable stores also include expanded stores and exclude closed stores as of the first day of the month of closing.

Beginning in the first quarter of fiscal 2006, we will report our comparable store net sales under a refined methodology, reflecting the impact of non-point-of-sale (non-POS) revenue transactions. The refined methodology will reflect vendor’s sales incentives recorded as a reduction of sales. Refining the methodology for calculating our comparable store net sales percentage change will not impact reported net sales, net earnings or cash flows.

(4)	Includes capital leases and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A of this Annual Report under the heading “Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements.

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At January 28, 2006, we operated 779 stores in 49 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at fair prices, with superior levels of customer service at convenient locations. Our stores offer a fun, exciting shopping experience and generally range in size from 12,000 to 15,000 square feet. Since the middle of 2001, all new stores have been opened in our newer formats, which incorporate a more dramatic presentation of our companion animals and emphasize higher-margin supplies categories. We have remodeled 53 stores to our newer formats since the prior year, and now have a total of 476 stores in our newer formats.

We increased our net sales from $1.3 billion in fiscal 2001 to $2.0 billion in fiscal 2005. We also increased our operating income from $31.8 million in fiscal 2001, which includes unusual charges and expenses totaling $58.0 million, to $141.5 million in fiscal 2005. The principal contributors to this improvement in our financial performance since 2001 include: (1) our ability to generate comparable store net sales growth, driven partly by our continuing initiative of remodeling certain stores to our newer store formats; (2) strategic expansion in both existing and new markets; (3) innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (4) targeted merchandising efforts to drive sales of higher-margin pet accessories, supplies and services, which have grown to approximately 71% of net sales in fiscal 2005, up from approximately 67% of net sales in fiscal 2001; (5) our expanding store base, which offers economies of scale and purchasing efficiencies; and (6) a broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by 8% to 10% per year on a long-term basis. Our year-over-year increase in square footage in fiscal 2005 was 11.8%, and our total store square footage at January 28, 2006 was approximately 11.3 million square feet. We plan to open approximately 90 new stores in fiscal 2006, or approximately 75 stores net of relocations and closings. In fiscal 2006, we intend to remodel approximately 35 of our existing stores into our newer formats, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close certain under-performing stores. As a result of our store expansion strategy, operating results in any future year may reflect lower average store contribution and operating margins due to increased store pre-opening and remodel expenses and lower anticipated sales volumes of newer stores.

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

	Fiscal Year Ended
	Jan. 31, 2004	Jan. 29, 2005	Jan. 28, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	65.9	65.2	66.6

Gross profit	34.1	34.8	33.4
Selling, general and administrative expenses	25.6	26.1	26.3

Operating income	8.5	8.7	7.1
Interest expense, net	1.6	1.1	0.8
Debt retirement costs	0.8	0.4	0.1

Earnings before income taxes	6.2	7.3	6.2
Income taxes	2.2	2.7	2.4

Net earnings	4.0%	4.5%	3.8%

Fiscal Year Ended January 28, 2006 Compared with Fiscal Year Ended January 29, 2005

Net sales increased 10.2% to $2.0 billion for fiscal 2005 from $1.81 billion for fiscal 2004. The increase in net sales resulted primarily from the comparable store net sales increase of 2.7% and the increase in our square footage of 11.8% in fiscal 2005. We added 89 new stores in fiscal 2005, or 63 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $52.7 million, or 28.7%, of the net sales increase, while the net increase in our store base accounted for approximately $131.2 million, or 71.3%, of the net sales increase. The comparable store net sales increase was attributable to an increase in average sales per transaction, price increases in certain product categories and the contribution of newer stores.

Beginning in the first quarter of fiscal 2006, we will report our comparable store net sales under a refined methodology, reflecting the impact of non-point-of-sale (non-POS) revenue transactions. The refined methodology will reflect vendor’s sales incentives recorded as a reduction of sales. Refining the methodology for calculating our comparable store net sales percentage change will not impact reported net sales, net earnings or cash flows.

Gross profit, defined as net sales less cost of sales and store occupancy costs, increased 5.6% to $666.0 million for fiscal 2005 from $630.8 million for fiscal 2004. Gross profit as a percentage of net sales decreased to 33.4% from 34.8% in the prior year period. A decrease of 0.3% of net sales was caused by higher distribution costs, primarily related to our penetration into new markets with high initial entry costs and increased fuel costs. A decrease of 0.6% of net sales was due to increased store occupancy costs as a percentage of net sales as a result of slower growth in sales combined with fixed occupancy costs and a larger number of store openings in fiscal 2005. The remainder of the decrease of 0.5% of net sales was due primarily to slower sales growth in high-margin product categories in the second and third quarters of fiscal 2005 and higher than expected markdowns of clearance merchandise in the third quarter of fiscal 2005. These decreases were partially offset by continuing improvements in supplies and services margins.

Selling, general and administrative expenses increased 11.0% to $524.6 million for fiscal 2005 from $472.8 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 26.3% from 26.1% in the prior year period. The overall increase of 0.2% of net sales was due primarily to increased advertising and store payroll expenses as a percentage of net sales, offset by a decrease in general and administrative payroll expenses as a percentage of net sales.

Operating income was $141.5 million in fiscal 2005, or 7.1% of net sales, compared with operating income of $158.0 million in fiscal 2004, or 8.7% of net sales.

Net interest expense was $15.0 million in fiscal 2005, compared with net interest expense of $19.3 million in fiscal 2004. The reduction in interest expense was due mainly to the full repayment of the term loan under our prior senior credit facility (which was partially offset by borrowings on our new senior credit facility) in fiscal 2004, the repurchase of $16.0 million in principal amount of our senior subordinated notes in fiscal 2004, the repurchase of $14.7 million in principal amount of our senior subordinated notes and net repayments of $25.0 million under our revolving credit facility during fiscal 2005.

In fiscal 2005, we incurred debt retirement costs totaling $2.4 million, consisting primarily of a purchase premium, related to the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes. In fiscal 2004, we incurred debt retirement costs totaling $4.0 million related to the early repayment and subsequent termination of our prior senior facility. We also incurred debt retirement costs of $2.8 million, consisting primarily of a purchase premium related to the repurchase of $16.0 million in principal amount of our 10.75% senior subordinated notes in fiscal 2004.

Income taxes were $48.9 million in fiscal 2005, compared with income taxes of $49.5 million in fiscal 2004. Income taxes as a percentage of earnings before income taxes increased to 39.4% in fiscal 2005 from 37.6% in fiscal 2004. The increase from fiscal 2004 is due primarily to the recognition of certain state deferred tax assets and other benefits related to state franchise taxes in fiscal 2004.

Net earnings in fiscal 2005 decreased 8.7% to $75.2 million, or $1.28 per diluted share, compared with net earnings of $82.4 million, or $1.41 per diluted share, in the prior year period.

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

Gross profit, defined as net sales less cost of sales and store occupancy costs, increased $81.3 million, or 14.8%, to $630.8 million for fiscal 2004 from $549.5 million for fiscal 2003. Gross profit as a percentage of net sales increased to 34.8% for fiscal 2004 from 34.1% in fiscal 2003. An increase of approximately 1.0% of net sales was due to the continuing change in our sales mix from lower-margin pet food to higher-margin categories, improvements in pet food margins and, to a lesser extent, a reduction of inventory shrinkage costs. Offsetting these increases was a decrease of approximately 0.5% of net sales caused by higher fuel prices and overall distribution costs, partly related to our penetration into new markets with high initial entry costs, and a decrease of approximately 0.5% of net sales caused by increased store occupancy costs as a percentage of net sales associated with delays in new store openings and increased store closing costs. In addition, we recorded an adjustment in fiscal 2004 for unrecorded distribution costs related to prior periods in the amount of $2.7 million, resulting in a decrease in gross profit of approximately 0.1% of net sales. The remainder of the increase, or approximately 0.8% of net sales, is a result of our adoption of EITF No. 02-16 in the first quarter of fiscal 2003. This accounting change results in the initial deferral of substantially all of our vendor support as a reduction of inventory, which is realized as a reduction of cost of sales and occupancy costs as the related inventory is sold. In periods prior to the first quarter of fiscal 2003, we recorded certain vendor support, including cooperative advertising reimbursement, as a reduction of selling, general and administrative expenses when earned. EITF 02-16 applied prospectively to vendor arrangements entered into or modified subsequent to December 31, 2002. Because we follow a practice of continually negotiating new arrangements with suppliers, the effects of this accounting change were phased in over the course of fiscal 2003. As of the beginning of fiscal 2004, substantially all of our supplier arrangements are accounted for pursuant to EITF 02-16. This is the last period that we reported an EITF Issue 02-16 effect, as fiscal 2005 is fully comparable with fiscal 2004.

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

In fiscal 2004, we incurred debt retirement costs totaling $4.0 million related to the early repayment and subsequent termination of our prior senior facility. We also incurred debt retirement costs of $2.8 million, consisting primarily of a purchase premium, related to the repurchase of $16.0 million in principal amount of our 10.75% senior subordinated notes in fiscal 2004. In fiscal 2003, we incurred debt retirement costs of $10.6 million, consisting primarily of a purchase premium, related to the repurchase of $50.0 million in principal amount of our 10.75% senior subordinated notes in the fourth quarter. We also incurred debt retirement costs of $1.6 million related to the early repayment of $50.0 million on the term loan under our prior senior credit facility in fiscal 2003.

Income taxes were $49.5 million in fiscal 2004, compared with income taxes of $34.7 million in fiscal 2003. Income taxes as a percentage of earnings before income taxes increased to 37.6% in fiscal 2004 from 34.9% in fiscal 2003. The increase in fiscal 2004 is due primarily to the favorable resolution of an income tax accrual in fiscal 2003 which resulted in a benefit of $3.4 million, and the recognition, in fiscal 2003, of additional benefits with respect to certain net operating losses and federal and state credits which had not previously been realized in prior periods. The increase in tax expense for fiscal 2004 was partially offset by the recognition in fiscal 2004 of certain state deferred tax assets and other benefits related to state franchise taxes in fiscal 2004.

Net earnings in fiscal 2004 increased 27.3% to $82.4 million, or $1.41 per diluted share, compared with net earnings of $64.7 million, or $1.11 per diluted share, in fiscal 2003.

Quarterly Data

The following tables set forth the unaudited quarterly results of operations for fiscal 2004 and fiscal 2005. This information includes all adjustments management considers necessary for fair presentation of such data. The results of operations for historical periods are not necessarily indicative of results for any future period. We expect quarterly results of operations to fluctuate depending on the timing and amount of net sales contributed by new stores.

We believe that our business is moderately seasonal, with net sales and earnings generally higher in the fourth fiscal quarter due to year-end holiday purchases.

	Fiscal Quarter Ended
Fiscal 2004	May 1, 2004	July 31, 2004	Oct. 30, 2004	Jan. 29, 2005
	(dollars in thousands, except per share data and store data)
Net sales	$425,877	$438,486	$455,469	$492,313
Gross profit	$146,005	$151,742	$161,200	$171,844
Operating income	$30,928	$36,821	$39,542	$50,720
Net earnings (1)	$15,757	$19,307	$21,002	$26,307
Basic earnings per share	$0.27	$0.34	$0.36	$0.46
Diluted earnings per share	$0.27	$0.33	$0.36	$0.45
Shares used for computing basic earnings per share	57,471	57,512	57,554	57,631
Shares used for computing diluted earnings per share	58,450	58,455	58,510	58,725
Number of stores at end of period	669	685	705	716
Aggregate gross square footage	9,232,014	9,498,840	9,876,617	10,065,318
Percentage increase in comparable store net sales	6.3%	6.7%	7.0%	5.1%

	Fiscal Quarter Ended
Fiscal 2005	April 30, 2005	July 30, 2005	Oct. 29, 2005	Jan. 28, 2006
	(dollars in thousands, except per share data and store data)
Net sales	$479,594	$482,476	$492,281	$541,468
Gross profit	$162,053	$160,002	$155,643	$188,337
Operating income	$34,622	$33,519	$25,426	$47,902
Net earnings (2)	$17,239	$18,030	$13,150	$26,751
Basic earnings per share	$0.30	$0.31	$0.23	$0.46
Diluted earnings per share	$0.29	$0.31	$0.23	$0.46
Shares used for computing basic earnings per share	57,706	57,778	57,853	57,871
Shares used for computing diluted earnings per share	58,713	58,517	58,340	58,301
Number of stores at end of period	741	752	771	779
Aggregate gross square footage	10,561,841	10,762,001	11,102,299	11,255,626
Percentage increase in comparable store net sales (3)	5.2%	2.5%	1.5%	2.0%

(1)	In the fourth quarter of fiscal 2004, we incurred debt retirement costs of $6.8 million related to the repurchase of $16.0 million in principal amount of our senior subordinated notes and the full repayment of $140.8 million on the term loan under our prior senior credit facility and the subsequent termination of the facility. In addition, we recorded an adjustment in the fourth quarter of fiscal 2004 to correct the accounting for operating lease tenant improvement allowances, resulting in a $1.3 million increase in cost of sales and occupancy costs, which related to annual and quarterly periods prior to the fourth quarter of fiscal 2004. We also recorded an adjustment in the fourth quarter of fiscal 2004 to accrue for additional distribution costs related to prior periods, resulting in a $4.4 million increase in cost of sales and occupancy costs.

(2)	In the first quarter of fiscal 2005, we incurred debt retirement costs of $2.4 million related to the repurchase of $14.7 million in principal amount of our senior subordinated notes.

(3)	Beginning in the first quarter of fiscal 2006, we will report our comparable store net sales under a refined methodology, reflecting the impact of non-point-of-sale (non-POS) revenue transactions. The refined methodology will reflect vendor’s sales incentives recorded as a reduction of sales. Refining the methodology for calculating our comparable store net sales percentage change will not impact reported net sales, net earnings or cash flows.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $156.9 million, $172.6 million and $164.0 million for fiscal 2003, 2004 and 2005, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixtures and equipment for new stores, to remodel certain existing stores and, to a lesser extent, to purchase distribution center and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2006 will be between $110 million and $120 million, which includes the opening of approximately 90 new stores and the estimated cost of remodeling approximately 35 existing stores to our newer formats. Cash used in investing activities was $98.7 million, $124.4 million and $124.2 million for fiscal 2003, 2004 and 2005, respectively, and consisted primarily of capital expenditures. We opened 63, 81 and 89 new stores during fiscal 2003, 2004 and 2005, respectively.

Net cash used in financing activities was $105.0 million, $73.6 million and $37.1 million in fiscal 2003, 2004 and 2005, respectively, and consisted primarily of debt repayments net of borrowings. During fiscal 2005, we reduced our overall level of debt by $40.1 million, primarily through the repurchase of $14.7 million of our senior subordinated notes, and net repayments under our revolving credit facility of $25.0 million. During fiscal 2004, we reduced our overall level of debt by $72.3 million, primarily through the full repayment of the term loan under our prior senior credit facility and the repurchase of $16.0 million of our senior subordinated notes, which was partially offset by borrowings on our new senior credit facility.

Borrowings under our $200 million senior secured revolving credit facility are secured by substantially all of our personal property assets, and as of January 28, 2006, bore interest at our option, at the agent bank’s base rate plus a margin of up to 0.75%, or LIBOR plus a margin of up to 1.875%, in each case based on our leverage ratio at the time. In addition, we have pledged all of the capital stock of our domestic subsidiaries to secure our obligations under the revolving credit facility. At January 28, 2006, the revolving credit facility was scheduled to expire on January 31, 2010, although we had the option to extend the expiration of the revolving credit facility for an additional one-year period, subject to the satisfaction of certain conditions. At January 28, 2006, we also had the option to increase the amount of credit available under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $125 million through April 30, 2007 reduced to an additional $50 million after April 30, 2007. At January 28, 2006, we incurred a fee of up to 2.1% on letters of credit issued under the revolving credit facility and a fee of up to 0.3% on the unused commitment under the revolving credit facility, reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding under the revolving credit facility to be immediately due and payable.

At January 28, 2006, we were in compliance with all of the covenants under our revolving credit facility, and the outstanding balance of our revolving credit facility was $60.0 million. The interest rate at January 28, 2006 on the borrowings under our revolving credit facility was 5.7%. At January 28, 2006, we had outstanding $30.1 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

On March 17, 2006, we entered into an amendment of our senior credit facility (the “amended senior credit facility”). The amendment increases the maximum borrowing under the senior credit facility from $200 million to $350 million and extends the maturity date from January 31, 2010 to March 31, 2011, although we have the option to extend the expiration of the revolving credit facility for an additional one-year period, subject to the satisfaction of certain conditions. We also have the option to increase the amount of credit available under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $100 million. Borrowings under the amended senior credit facility bear interest at our option, at the agent bank’s base rate plus a margin of up to 0.50%, or LIBOR plus a margin of up to 1.625%, in each case based on our leverage ratio at the time. In addition, under the amended senior credit facility, we will incur a fee of up to 1.8% on letters of credit issued under the revolving credit facility and a fee of up to 0.25% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit.

In fiscal 2005, we repurchased through privately negotiated transactions $14.7 million in aggregate principal amount of our 10.75% senior subordinated notes, leaving $89.3 million in aggregate principal amount of our senior subordinated notes outstanding at January 28, 2006. The senior subordinated notes mature on November 1, 2011, and interest on the senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the senior subordinated notes may declare all amounts outstanding to be immediately due and payable. We may redeem the senior subordinated notes at our option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. The redemption prices begin at 105.375% of the principal amount at November 1, 2006 and decline thereafter through November 1, 2009. We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of our stock, general business and market conditions, and other investment opportunities. The repurchase program may be suspended or discontinued at any time. As of the close of market on March 27, 2006, the Company had repurchased approximately 830,000 shares under the repurchase program for a total price of approximately $19.2 million.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following summarizes our contractual obligations at January 28, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due
	Less Than 1 Year	Years 2 to 3	Years 4 to 5	Thereafter	Total
	(dollars in thousands)
Long-term debt	$—	$—	$60,000	$89,267	$149,267
Mortgage obligations	1,755	—	—	—	1,755
Operating leases	200,087	391,925	337,259	582,132	1,511,403
Purchase obligations (1)	41,100	43,501	29,049	52,342	165,992
Other long-term liabilities (2)	—	—	—	—	—

Total contractual cash obligations	$242,942	$435,426	$426,308	$723,741	$1,828,417

(1)

Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction. Aggregate purchase obligations in the above table include noncancelable obligations under our advertising and marketing agreements, noncancelable purchase orders, future interest payments (assuming the existing long-term debt remains outstanding and, for our revolving credit facility, based on the interest rate in effect at January 28, 2006), commitment and other fees associated with our revolving credit facility, employment contracts, and noncancelable maintenance and service contracts.

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

Off-Balance Sheet Arrangements

At January 28, 2006, we had outstanding $30.1 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At January 29, 2005 and January 28, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates and judgments, including those related to inventories, asset impairment, accruals for self-insured workers’ compensation and general liability costs, allowance for doubtful accounts and accounting for income taxes. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance of a store relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of assets or the strategy for our overall business;

•	significant negative industry or economic trends; or

•	planned store closings.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss when the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset’s carrying value exceeds its fair value. To the extent actual future cash flows are less than anticipated, additional impairment charges may result. We also review the estimated useful lives of the assets and reduce such lives if necessary. Impairment losses on fixed assets were $0.7 million, $1.7 million and $1.4 million during fiscal 2003, 2004 and 2005, respectively. These write-downs related to fixed assets of closed and underperforming stores.

We have recorded significant amounts of goodwill resulting from the acquisitions we have completed. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. We perform our annual impairment test during the second quarter of each year, and perform additional impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable at the store level. We record impairment charges for any store with allocated goodwill in excess of its fair value, which is calculated based on the present value of the estimated future net cash flows expected to be generated by the store. To the extent actual cash flows for certain stores are less than anticipated, additional impairment charges may result. Impairment charges on goodwill were not significant in fiscal 2003, 2004 or 2005.

We maintain accruals for self-insured workers’ compensation and general liability costs. We determine these accruals, with the assistance of insurance actuaries, based on historical experience and trends related to claims and payments, information provided to us by our insurance broker, and industry experience and trends. Accruals for estimates of future claim costs for workers’ compensation and general liability are recorded on an undiscounted basis. All estimates of ultimate loss and loss adjustment expense, and resulting reserves, are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. Actual results should be expected to vary from estimated results and such variation could be substantial.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and requires companies to expense the fair value of employee stock options and other forms of employee stock-based compensation. SFAS No. 123 allowed companies to disclose the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements. SFAS No. 123(R) applies to all stock-based compensation transactions with employees in which a company acquires services by issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans, or by incurring liabilities that are based on the company’s stock price. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123(R). In accordance with this amendment, the accounting provisions of SFAS No. 123(R) are effective for annual periods beginning after June 15, 2005. We adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified-prospective approach. We are evaluating the effects of adopting SFAS No. 123(R) and SAB No. 107 and currently anticipate stock-based compensation expense, net of tax, of approximately $9 million (unaudited) in fiscal 2006. Actual fiscal 2006 stock-based compensation expense could vary significantly from this estimate.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 for the year ended January 28, 2006, which did not have a material impact on our consolidated results of operation, financial condition or cash flows.

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

All of the $60.0 million in debt under our revolving credit facility as of January 28, 2006 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rates at January 28, 2006 would increase net interest expense by approximately $0.3 million on an annual basis, and would decrease both net earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any significant foreign exchange or other market risk at January 28, 2006.

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

2. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Management used the criteria included in the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006.

Based on management’s assessment and on the criteria in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of January 28, 2006.

Our independent registered public accounting firm, KPMG, LLP, has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting. That report appears below.

3. Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4. Inherent Limitation on the Effectiveness of Internal Control

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

5. Independent Registered Public Accounting Firm Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PETCO Animal Supplies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.2), that PETCO Animal Supplies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PETCO Animal Supplies, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 28, 2006, and our report dated March 27, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 27, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

1. Financial statements

The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated as of January 13, 2005, by and among the PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc. (formerly PETCO Animal Supplies, Inc.) and PETCO Merger Co. (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

3.1	Certificate of Incorporation of PETCO Animal Supplies, Inc. as filed with the office of the Secretary of State of the State of Delaware on January 10, 2005, as amended by the Certificate of Amendment of Certificate of Incorporation as filed with the office of the Secretary of State of the State of Delaware on January 13, 2005 (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

3.2	Bylaws of PETCO Animal Supplies, Inc. (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

4.1	Indenture, dated as of October 26, 2001, by and among PETCO Animal Supplies Stores, Inc., certain subsidiaries of PETCO Animal Supplies Stores, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

4.2	Supplemental Indenture, dated as of January 14, 2005, by and among PETCO Animal Supplies, Inc., E-Pet Services, E-Pet Services, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

4.3	Form of Specimen Common Stock Certificate (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended).

4.4	Form of Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO Animal Supplies, Inc. and certain stockholders of PETCO Animal Supplies, Inc. (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.1#	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.2#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and Brian K. Devine (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.3#	Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and Bruce C. Hall (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.4#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and Bruce C. Hall (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.5#	Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and James M. Myers (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.6#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and James M. Myers (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

Exhibit Number	Description
10.7#	Form of Indemnification Agreement between PETCO and certain officers and directors (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.8#	Form of Retention Agreement for executive officers (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.9#	Form of Retention Agreement for non-executive officers (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.10#	Form of Second Amendment to Retention Agreement for executive and non-executive officers (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.11#	PETCO Animal Supplies 401(k) plan (incorporated by reference to Registration Statement on Form S-8 (File No. 333-100397)).

10.12#	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998 (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.13#	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000 (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.14#	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement (1994 Stock Option and Restricted Stock Plan for Executive and Key Employees) (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.15#	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement (1994 Stock Option and Restricted Stock Plan for Executive and Key Employees) (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.16	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO Animal Supplies Stores, Inc. and BD Recapitalization Corp. (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.17	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO Animal Supplies Stores, Inc. and BD Recapitalization Corp. (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.18†#	Form of Restricted Stock Unit Agreement for units granted pursuant to the 2002 Incentive Award Plan of PETCO Animal Supplies, Inc.

10.19#	PETCO Animal Supplies, Inc. Deferred Compensation Plan (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.20#	First Amendment to PETCO Animal Supplies, Inc. Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.21#	2002 Incentive Award Plan of PETCO Animal Supplies, Inc. (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.22†#	Form of PETCO Animal Supplies, Inc. Stock Option Agreement (2002 Incentive Award Plan).

10.23#	Consulting Agreement, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended).

Exhibit Number	Description
10.24#	First Amendment, dated June 27, 2005, to Consulting Agreement, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.25#	Supplemental Executive Retirement Program, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended).

10.26#	PETCO Animal Supplies, Inc. Amended and Restated Executive Incentive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.27	Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders, Bank of America, N.A., as syndication agent, and U.S. Bank National Association and Union Bank of California, N.A., as co-documentation agents (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the execution of the Credit Agreement)).

10.28	Form of Revolving Note executed in connection with the Credit Agreement referenced as Exhibit 10.27 (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the execution of the Credit Agreement)).

10.29	First Amendment, dated as of March 10, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.30	Second Amendment, dated as of April 29, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Current Report on Form 8-K filed on April 29, 2005).

10.31	Third Amendment, dated as of May 31, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc. PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Current Report on Form 8-K filed on June 3, 2005).

10.32	Fourth Amendment, dated as of March 17, 2006, to Credit Agreement, dated as of January 13, 2005, as amended, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as “Lenders” and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Current Report on Form 8-K filed on March 23, 2006).

10.33	Assignment and Assumption Agreement, dated as of January 13, 2005, by and between PETCO Animal Supplies, Inc. and PETCO Animal Supplies Stores, Inc. (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

10.34†#	Form of Waiver and Amendment of Retention Agreement, dated as of January 13, 2005, for executive and non-executive officers, and Form of Waiver and Amendment to Employment Agreement, dated as of January 13, 2005, for certain executive officers.

Exhibit Number	Description
10.35#	Employment Agreement, dated January 23, 2006, by and between PETCO Animal Supplies, Inc. and David Bolen (incorporated by reference to Current Report on Form 8-K filed on January 23, 2006).

21.1†	List of subsidiaries of PETCO Animal Supplies, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1†*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of PETCO Animal Supplies, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN K. DEVINE Brian K. Devine	Chairman of the Board	March 31, 2006

/S/ JAMES M. MYERS James M. Myers	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/S/ RODNEY CARTER Rodney Carter	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/S/ DAVID B. APPEL David. B. Appel	Director	March 31, 2006

/S/ PETER MASLEN Peter Maslen	Director	March 31, 2006

/S/ JOHN G. DANHAKL John G. Danhakl	Director	March 31, 2006

/S/ JULIAN C. DAY Julian C. Day	Director	March 31, 2006

Signature	Title	Date

/S/ CHARLES W. DUDDLES Charles W. Duddles	Director	March 31, 2006

/S/ DAVID CHING David Ching	Director	March 31, 2006

/S/ SANDRA N. BANE Sandra N. Bane	Director	March 31, 2006

PE TCO ANIMAL SUPPLIES, INC.

PETCO ANIMAL SUPPLIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PETCO Animal Supplies, Inc.:

We have audited the accompanying consolidated balance sheets of PETCO Animal Supplies, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PETCO Animal Supplies, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 27, 2006

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 29, 2005	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$36,815	$39,524
Receivables, net	17,875	20,422
Merchandise inventories	167,038	183,336
Deferred tax assets	17,680	16,737
Other current assets	10,916	13,872

Total current assets	250,324	273,891
Fixed assets, net	333,300	377,394
Goodwill	40,179	40,227
Other assets	16,650	18,163

Total assets	$640,453	$709,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,142	$90,834
Accrued salaries and employee benefits	72,719	76,321
Accrued expenses and other liabilities	68,325	82,373
Current portion of long-term debt	353	1,755

Total current liabilities	223,539	251,283
Senior credit facility	85,000	60,000
Senior subordinated notes payable	103,982	89,267
Deferred tax liabilities	32,159	22,579
Deferred rent and other liabilities	58,478	69,708

Total liabilities	503,158	492,837

Commitments and contingencies (Notes 4, 5, 6 and 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized and no shares issued and outstanding at January 29, 2005 and January 28, 2006	—	—
Common stock, $.001 par value, 250,000 shares authorized and 57,654 and 57,890 shares issued and outstanding at January 29, 2005 and January 28, 2006, respectively	58	58
Additional paid-in capital	68,441	72,814
Retained earnings	68,796	143,966

Total stockholders’ equity	137,295	216,838

Total liabilities and stockholders’ equity	$640,453	$709,675

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Net sales	$1,610,431	$1,812,145	$1,996,089
Cost of sales and occupancy costs	1,060,942	1,181,354	1,330,054

Gross profit	549,489	630,791	666,035
Selling, general and administrative expenses	411,816	472,780	524,566

Operating income	137,673	158,011	141,469
Interest income	(1,389)	(939)	(403)
Interest expense	27,504	20,276	15,377
Debt retirement costs	12,189	6,754	2,447

Earnings before income taxes	99,369	131,920	124,048
Income taxes	34,656	49,547	48,878

Net earnings	$64,713	$82,373	$75,170

Net earnings per share:
Basic	$1.13	$1.43	$1.30

Diluted	$1.11	$1.41	$1.28

Shares used for computing net earnings per share:
Basic	57,422	57,542	57,802

Diluted	58,299	58,511	58,543

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount
Balances at February 1, 2003	57,373	$57	$65,179	$(76,319)	$(11,083)
Exercise of options	85	—	91	—	91
Payments on notes receivable from stockholders	—	—	253	—	253
Tax benefit from exercise of options	—	—	582	—	582
Costs of common stock sold by stockholders	—	—	—	(1,423)	(1,423)
Net earnings	—	—	—	64,713	64,713

Balances at January 31, 2004	57,458	57	66,105	(13,029)	53,133
Exercise of options	196	1	202	—	203
Payments on notes receivable from stockholders	—	—	527	—	527
Tax benefit from exercise of options	—	—	1,607	—	1,607
Costs of common stock sold by stockholders	—	—	—	(548)	(548)
Net earnings	—	—	—	82,373	82,373

Balances at January 29, 2005	57,654	58	68,441	68,796	137,295
Exercise of options	236	—	2,986	—	2,986
Tax benefit from exercise of options	—	—	1,387	—	1,387
Net earnings	—	—	—	75,170	75,170

Balances at January 28, 2006	57,890	$58	$72,814	$143,966	$216,838

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Cash flows from operating activities:
Net earnings	$64,713	$82,373	$75,170
Depreciation and amortization	56,552	63,608	77,845
Amortization of debt issuance costs	1,461	1,108	241
Provision for deferred and other taxes	16,678	1,214	(7,250)
Impairments and write-offs of fixed and other assets	2,228	1,965	2,064
Non-cash write-off of debt issuance costs	1,790	3,984	56
Changes in assets and liabilities:
Receivables	1,789	(5,361)	(2,547)
Merchandise inventories	(1,103)	(27,525)	(16,298)
Other assets	(7,014)	1,523	(3,062)
Accounts payable	2,465	18,369	8,692
Accrued salaries and employee benefits	15,483	15,496	3,602
Accrued expenses and other liabilities	1,026	2,227	13,924
Deferred rent and other liabilities	863	13,662	11,591

Net cash provided by operating activities	156,931	172,643	164,028

Cash flows from investing activities:
Additions to fixed assets	(95,870)	(119,806)	(123,549)
Net cash invested in acquisitions	(3,087)	(5,147)	(688)
Repayments on employee stockholder loans	253	527	—

Net cash used in investing activities	(98,704)	(124,426)	(124,237)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	85,000	131,700
Repayments of long-term debt	(102,143)	(157,308)	(171,768)
Debt issuance costs	(1,488)	(950)	—
Net proceeds from issuance of common stock	91	203	2,986
Costs of common stock sold by stockholders	(1,423)	(548)	—

Net cash used in financing activities	(104,963)	(73,603)	(37,082)

Net increase (decrease) in cash and cash equivalents	(46,736)	(25,386)	2,709
Cash and cash equivalents at beginning of year	108,937	62,201	36,815

Cash and cash equivalents at end of year	$62,201	$36,815	$39,524

Supplemental cash flow disclosures:
Interest paid on debt	$27,308	$19,907	$14,953
Premium paid on repurchase of senior subordinated notes	$10,000	$2,782	$2,391
Income taxes paid	$21,888	$58,094	$43,401

See accompanying notes to consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006

(In thousands, except per share data)

1. Summary of Significant Accounting Policies

(a) Description of Business:

PETCO Animal Supplies, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “PETCO”), is a national specialty retailer of premium pet food, supplies and services with 779 stores in 49 states and the District of Columbia as of January 28, 2006. The Company’s pet-related products include food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies.

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

Certain amounts reported in prior fiscal periods have been reclassified to conform with the current period presentation.

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

(e) Vendor Rebates and Allowances:

Most of the Company’s receivables are due from vendors. Receivables are stated net of an allowance for doubtful accounts for estimated losses resulting from the inability to collect these receivables, which is determined by continually evaluating individual receivables, the vendor’s financial condition and current economic conditions. The allowance for doubtful accounts was $1,747 and $1,728 at January 29, 2005 and January 28, 2006, respectively.

Pursuant to Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, substantially all vendor support is initially deferred as a reduction of the cost of inventory purchased and recognized as a reduction of cost of sales and occupancy costs as the related inventory is sold. Certain cooperative advertising reimbursements that represent a reimbursement of specific, incremental and identifiable advertising costs incurred by the Company in selling the vendors’ products are classified as a reduction of advertising expenses within selling, general and administrative expenses.

In accordance with EITF 03-10, Application of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers, consideration received in the form of a reimbursement by a vendor for honoring a vendor’s sales incentives offered directly to consumers is accounted for as a reduction of cost of sales unless certain criteria are met.

(f) Merchandise Inventories:

Merchandise inventories represent finished goods and are stated at the lower of cost or market. Cost is determined by the average cost method. Physical inventories are taken on a regular basis to ensure that inventories reflected in the accompanying consolidated balance sheets are properly stated. During the periods between physical inventory counts, the Company accrues for estimated losses related to shrink based on historical shrink results and current trends in the business. Shrink may occur due to theft, loss or the deterioration of goods, among other things. The Company assesses its inventory for estimated obsolescence or unmarketable inventory and writes down the difference between the cost of inventory and the estimated market value based upon historical write-downs and assumptions about future sales and supply on-hand.

(g) Fixed Assets and Depreciation and Amortization:

Fixed assets are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is recorded as the present value of minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred.

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

(h) Goodwill, Other Intangible Assets and Long-Lived Assets:

Goodwill represents the excess of the cost of acquired businesses over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company performs its annual impairment test during the second quarter of each year, and performs additional impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable at the store level. Impairment charges are recorded for any store with allocated goodwill in excess of its fair value. Fair value is calculated based on the present value of estimated future net cash flows expected to be generated by the store. Impairment charges were not significant in fiscal 2003, 2004 or 2005.

Non-compete agreements and acquired lease rights, which comprise substantially all of the Company’s other intangible assets, have defined lives and are included in other current and other long-term assets in the accompanying consolidated balance sheets. Non-compete agreements had a gross carrying value of $3,337 and $3,087 and accumulated amortization of $1,141 and $1,469 at January 29, 2005 and January 28, 2006, respectively. Non-compete agreements are amortized using the straight-line method over their estimated useful lives of two and five years. Acquired lease rights had a gross carrying value of $4,947 and accumulated amortization of $96 and $549 at January 29, 2005 and January 28, 2006, respectively. Acquired lease rights are amortized using the straight-line method over the term of the leases, which range from 8 to 12 years.

The Company assesses its other long-lived assets, primarily fixed assets, for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows expected to be generated by an asset (or group of assets) are less than its carrying value. Any required impairment losses are measured as the amount by which the asset’s carrying value exceeds its fair value, and are recorded as a reduction in the carrying value of the related asset and charged to results of operations. Impairment assessments of long-lived assets resulted in write-downs of fixed assets of $736, $1,715 and $1,363 during fiscal 2003, 2004 and 2005, respectively. These write-downs relate to fixed assets of closed and underperforming stores and are recorded in cost of sales and occupancy costs in the accompanying consolidated statements of operations.

(i) Self-Insurance Accruals:

The Company maintains accruals for self-insured workers’ compensation costs, which is classified in accrued salaries and employee benefits in the accompanying consolidated balance sheets, and self-insured general liability costs, which is classified in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company determines these accruals, with the assistance of insurance actuaries, based on historical experience and trends related to claims and payments, information provided by the Company’s insurance broker, and industry experience and trends. Accruals for estimates of future claim costs for workers’ compensation and general liability are recorded on an undiscounted basis. All estimates of ultimate loss and loss adjustment expense, and resulting reserves, are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability.

(j) Fair Value of Financial Instruments:

Because of their short maturities, the carrying amounts for cash equivalents, receivables, accounts payable, accrued expenses and other liabilities, and accrued salaries and employee benefits approximate fair value. The estimated fair value of the senior subordinated notes was approximately $96.6 million at January 28, 2006, based upon recent bids in the market place. The carrying amounts for the senior credit facility and other debt obligations approximate fair value, as the interest rates and terms are substantially similar to those that could be obtained currently for similar instruments.

(k) Revenue Recognition:

Revenue from sales of the Company’s products is recognized at the point of sale for retail stores. For merchandise shipped to customers, revenue, including outbound shipping charges, is recognized and title and risk of loss pass at the time of shipment. Revenue from pet grooming, training and other services is recognized when services are performed. Revenue is recorded net of certain discounts and promotions offered to customers, including those offered under the Company’s customer loyalty program. The Company records an allowance for estimated returns in the period of sale.

(l) Cost of Sales and Occupancy Costs:

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

(m) Store Closing Costs:

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, all costs associated with exit or disposal activities are recognized when they are incurred or when the Company ceases using a property. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net of expected sub-lease income. Store closing costs are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, and are recorded in cost of sales and occupancy costs in the accompanying consolidated statements of operations. For fiscal 2003, 2004 and 2005, store closing costs charged to operations were a net credit of $322, and net charges of $3,914, and $3,624, respectively. Total accrued store closing costs were $3,043 and $3,040 as of January 29, 2005 and January 28, 2006, respectively, and are included in accrued expenses and other liabilities (short-term portion) and deferred rent and other liabilities (long-term portion).

(n) Selling, General and Administrative Expenses:

Selling, general and administrative expenses includes the following types of expenses: payroll costs of store employees and management; other costs associated with store operations; store pre-opening and remodeling costs; advertising expenses; and general and administrative costs, including payroll and other costs associated with the Company’s management and other support functions.

(o) Advertising Expenses:

The Company charges advertising costs to expense as incurred and classifies advertising costs within selling, general and administrative expenses. Total advertising expenses were $41,665, $55,952 and $68,127 for fiscal 2003, 2004 and 2005 respectively.

(p) Operating Leases:

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

(q) Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are recorded against net deferred tax assets when it is considered more likely than not that some portion or all of a deferred tax asset may not be recoverable.

(r) Stock-Based Compensation:

The Company accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and recognizes compensation expense if the market price of the underlying stock exceeds the exercise price on the date of grant. Stock-based compensation costs are amortized to expense over the vesting period of the option. Had compensation costs for the Company’s stock option plans been determined based on the fair value of the awards at the grant date, consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings and net earnings per share would have been as presented below:

	Fiscal Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Net earnings	$64,713	$82,373	$75,170
Stock-based compensation recorded using the intrinsic value method, net of tax	—	—	—
Stock-based compensation using the fair value method, net of tax	(2,350)	(6,554)	(6,831)

Pro forma net earnings	$62,363	$75,819	$68,339

Basic earnings per share - as reported	$1.13	$1.43	$1.30
Basic earnings per share - pro forma	$1.09	$1.32	$1.18
Diluted earnings per share - as reported	$1.11	$1.41	$1.28
Diluted earnings per share - pro forma	$1.07	$1.30	$1.17

The estimated weighted-average fair value per share of the options granted during fiscal 2003, 2004 and 2005 was estimated to be $7.41, $12.95 and $12.02, respectively. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.3%	40.5%	30.1%
Risk-free interest rate	3.0%	2.7%	4.2%
Expected life	5.0 years	5.0 years	5.5 years

See Note 1(r) describing the Company’s adoption of SFAS No. 123(R), Share-Based Payment (“SFAS No.123(R)”), in the first quarter of fiscal 2006.

(s) Pre-opening Costs:

Costs incurred in connection with opening new stores are expensed as incurred and are recorded in selling, general and administrative expenses. Such costs include advertising, payroll, initial store supplies and utilities.

(t) Debt Retirement Costs:

Debt retirement costs consist of prepayment premiums, the write off of unamortized debt issuance costs, and legal and closing costs associated with the extinguishment of debt and are classified in recurring operations in the accompanying consolidated statements of operations.

(u) Segment Reporting:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s stores are considered operating segments and have been aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution.

(v) Future Accounting Requirements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). SFAS No. 123(R) supersedes APB No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and requires companies to expense the fair value of employee stock options and other forms of employee stock-based compensation. SFAS No. 123 allowed companies to disclose the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements. SFAS No. 123(R) applies to all stock-based compensation transactions with employees in which a company acquires services by issuing its stock or other equity instruments, except through arrangements resulting from employee stock ownership plans, or by incurring liabilities that are based on the company’s stock price. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123(R). In accordance with this amendment, the accounting provisions of SFAS No. 123(R) are effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified-prospective approach. The Company is evaluating the effects of adopting SFAS No. 123(R) and SAB No. 107 and currently anticipates stock-based compensation expense, net of tax, of approximately $9 million (unaudited) in fiscal 2006. Actual fiscal 2006 stock-based compensation expense could vary significantly from this estimate.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 for the year ended January 28, 2006, which did not have a material impact on its consolidated results of operation, financial condition or cash flows.

2. Net Earnings per Share:

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the incremental shares issuable upon the assumed exercise of potentially issuable common stock.

Net earnings and the weighted average number of common shares used to compute basic and diluted net earnings per share are presented below:

	Fiscal Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Net earnings	$64,713	$82,373	$75,170

Common shares, basic	57,422	57,542	57,802
Dilutive effect of stock options	877	969	741

Common shares, diluted	58,299	58,511	58,543

Options to purchase common shares that were outstanding but were not included in the computation of diluted net earnings per share because of their anti-dilutive impact were 7; 1,214 and 2,298 for fiscal 2003, 2004 and 2005, respectively.

3. Composition of Balance Sheet Accounts

Fixed assets, net

Fixed assets, net, consisted of the following at the balance sheet dates:

	January 29, 2005	January 28, 2006
Land, buildings and related improvements	$24,843	$34,536
Equipment	227,470	265,335
Furniture and fixtures	130,851	148,046
Leasehold improvements	253,170	302,723

	636,334	750,640
Less accumulated depreciation and amortization	(303,034)	(373,246)

	$333,300	$377,394

The Company has $1,101 in fixed assets financed through capital leases at January 29, 2005 and January 28, 2006. Accumulated amortization related to these financed assets was $821 and $1,101 at January 29, 2005 and January 28, 2006, respectively.

Accrued salaries and employee benefits

Accrued salaries and employee benefits consisted of the following at the balance sheet dates:

	January 29, 2005	January 28, 2006
Accrued payroll	$22,637	$18,317
Accrued compensated absences	11,106	12,617
Accrued workers’ compensation costs	38,748	43,162
Other accrued employee benefits	228	2,225

	$72,719	$76,321

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following at the balance sheet dates:

	January 29, 2005	January 28, 2006
Accrued insurance	$11,839	$13,458
Sales taxes payable	15,293	16,152
Accrued income taxes	518	11,846
Other accrued expenses and liabilities	40,675	40,917

	$68,325	$82,373

4. Senior Credit Facility

On January 13, 2005, the Company entered into a new senior credit facility consisting of a $200 million secured revolving credit facility (the “revolving credit facility”). At January 28, 2006, the revolving credit facility was scheduled to expire on January 31, 2010, although the Company had the option to extend the expiration for an additional one-year period, subject to the satisfaction of certain conditions. At January 28, 2006, the Company also had the option to increase the amount of available credit under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $125 million through April 30, 2007, reduced to an additional $50 million after April 30, 2007.

Borrowings under the revolving credit facility are secured by substantially all of the personal property assets of the Company and its subsidiaries and, as of January 28, 2006, bore interest at the Company’s option, at the agent bank’s base rate plus a margin of up to 0.75%, or LIBOR plus a margin of up to 1.875%, in each case based on the Company’s leverage ratio at the time. In addition, the Company has pledged all of the capital stock of its domestic subsidiaries to secure the Company’s obligations under the revolving credit facility. At January 28, 2006, the Company incurred a fee of up to 2.1% on letters of credit issued under the revolving credit facility and a fee of up to 0.3% on the unused commitment under the revolving credit facility, reduced for any letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding under the revolving credit facility to be immediately due and payable.

Also on January 13, 2005, the Company’s prior senior credit facility was terminated as a result of the payment in full of all amounts due and payable under the prior senior credit facility. In connection with this termination and early repayments made during fiscal 2004 prior to this termination, the Company recorded debt retirement costs of $4.0 million related to the write off of unamortized debt issuance costs.

During fiscal 2003, the Company made an early repayment of $50.0 million on the prior senior credit facility and recorded debt retirement costs of $1.6 million related to the write off of unamortized debt issuance costs.

At January 28, 2006, the Company was in compliance with all of the covenants under the revolving credit facility, and the outstanding balance of the revolving credit facility was $60.0 million. The interest rate at January 28, 2006 on the borrowings under the revolving credit facility was 5.7%. At January 28, 2006, the Company had outstanding $30.1 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $109.9 million at January 28, 2006.

On March 17, 2006, the Company entered into an amendment of its senior credit facility (the “amended senior credit facility”). The amendment increases the maximum borrowing under the senior credit facility from $200 million to $350 million and extends the maturity date from January 31, 2010 to March 31, 2011, although the Company has the option to extend the expiration of the revolving credit facility for an additional one-year period, subject to the satisfaction of certain conditions. The Company also has the option to increase the amount of credit available under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $100 million. Borrowings under the amended senior credit facility bear interest at the Company’s option, at the agent bank’s base rate plus a margin of up to 0.50%, or LIBOR plus a margin of up to 1.625%, in each case based on the Company’s leverage ratio at the time. In addition, under the amended senior credit facility, the Company will incur a fee of up to 1.8% on letters of credit issued under the revolving credit facility and a fee of up to 0.25% on the unused commitment under the revolving credit facility, which is reduced for any letters of credit.

5. Senior Subordinated Notes

The senior subordinated notes mature on November 1, 2011, and interest accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The Company may redeem the senior subordinated notes at its option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. The redemption prices begin at 105.375% of the principal amount at November 1, 2006 and decline thereafter through November 1, 2009. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the senior subordinated notes may declare all amounts outstanding to be immediately due and payable.

The Company repurchased $50.0 million, $16.0 million and $14.7 million in principal amount of its senior subordinated notes and recorded debt retirement costs totaling $10.6 million, $2.8 million and $2.4 million consisting primarily of a purchase premium in fiscal 2003, fiscal 2004 and fiscal 2005, respectively. As of January 28, 2006, there was $89.3 million in aggregate principal amount of the senior subordinated notes outstanding.

6. Lease Commitments and Other Obligations

The Company leases distribution center and store facilities and equipment under operating leases. These operating leases generally have terms from five to 15 years. Certain store leases include additional contingent rental payments of a percentage of store revenues above defined levels. Rent expense under operating leases for fiscal 2003, 2004 and 2005 was $145,129, $165,653 and $185,761, respectively, excluding sublease income. Sublease income for fiscal 2003, 2004 and 2005 was $877, $1,140 and $1,248, respectively.

At January 28, 2006, future minimum lease payments under noncancelable operating leases were as follows:

Years	Operating Leases
2006	$200,087
2007	199,609
2008	192,316
2009	176,576
2010	160,683
Thereafter	582,132

Total minimum payments	$1,511,403

7. Stockholders’ Equity

Common Stock

The authorized number of shares of common stock at January 29, 2005 and January 28, 2006 was 250,000 with a par value of $.001 per share. The revolving credit facility and the indenture governing the senior subordinated notes limit the Company’s ability to pay dividends or make other distributions in respect of its common stock.

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

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the Company’s stock, general business and market conditions, and other investment opportunities. The repurchase program may be suspended or discontinued at any time. As of the close of market on March 27, 2006, the Company had repurchased approximately 830 shares under the repurchase program for a total price of approximately $19.2 million.

Preferred Stock

The authorized number of shares of preferred stock at January 29, 2005 and January 28, 2006 was 5,000 with a par value of $.01 per share. No shares of preferred stock were issued or outstanding at January 29, 2005 or January 28, 2006.

8. Employee Benefit Plans

Employee Savings and Retirement Plans

The Company has employee savings plans that permit eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company’s non-qualified deferred compensation plan. The Company matches 50% of the first 6% of compensation that is contributed by each participating employee to the plans. In connection with the required match, the Company’s contributions to the plans were $1,364 in fiscal 2003, $1,474 in fiscal 2004 and $1,706 in fiscal 2005.

Stock Option Plans

Stock options granted under the 1994 Stock Option Plan are exercisable for up to ten years following the date of grant. As of January 28, 2006, there were 290 options outstanding under the 1994 Stock Option Plan, and no further grants will be made. Options granted under the 1994 Stock Option Plan generally vest 100% on the date which is three years from the date of the grant.

The 2002 Incentive Award Plan (the “Incentive Plan”) provides for the granting of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits to officers, employees, consultants and directors. Stock options granted under the Incentive Plan generally vest 100% on the date which is three years from the date of the grant and expire ten years from the date of the grant. Except with regard to grants to independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 1,115 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 2.0% of the total number of issued and outstanding shares of common stock outstanding as of the last day of the fiscal year immediately preceding such March 1. With respect to grants to the Company’s independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 56 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 0.1% of the total number of issued and outstanding shares of common stock as of the last day of the fiscal year immediately preceding such March 1. At January 28, 2006, options to purchase 933 shares remained available for future grant under the Incentive Plan. All option grants under the Incentive Plan had an exercise price equal to the market price of the underlying common stock on the date of grant.

Information regarding the Company’s stock option plans is as follows:

	Shares	Option Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at February 1, 2003	1,269	$0.10-$25.09	$10.16
Granted	1,098	$16.85-$31.48	$17.39
Exercised	(85)	$0.10-$ 4.45	$1.11
Cancelled	(124)	$16.96-$21.79	$17.97

Outstanding at January 31, 2004	2,158	$0.10-$31.48	$13.76
Granted	1,385	$28.19-$33.20	$32.86
Exercised	(196)	$0.50-$ 4.45	$1.03
Cancelled	(216)	$16.96-$33.20	$23.55

Outstanding at January 29, 2005	3,131	$0.10-$33.20	$22.33
Granted	1,592	$20.55-$37.29	$33.30
Exercised	(236)	$0.50-$25.09	$12.74
Cancelled	(489)	$16.96-$35.53	$27.85

Outstanding at January 28, 2006	3,998	$0.10-$37.29	$26.59

The following table summarizes information about the options outstanding under the Company’s stock option plans at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10-$16.85	292	5.57	$1.21	292	$1.21
$16.96	750	7.12	$16.96	—	$—
$19.00-$32.53	708	7.85	$22.57	427	$21.96
$32.81-$32.99	1,024	8.11	$32.99	3	$32.81
$33.20-$37.29	1,224	9.11	$35.53	36	$35.77

$ 0.10-$37.29	3,998	8.00	$26.59	758	$14.66

See Note 1(r) for a discussion of the Company’s accounting for stock-based compensation expense.

9. Income Taxes

Income taxes consisted of the following:

	Fiscal Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Current:
Federal	$14,205	$41,219	$48,739
State	4,355	8,721	8,776

	18,560	49,940	57,515

Deferred:
Federal	14,991	2,577	(8,968)
State	1,105	(2,970)	331

	16,096	(393)	(8,637)

Income taxes	$34,656	$49,547	$48,878

A reconciliation of income taxes at the federal statutory rate of 35% with the provision for income taxes follows:

	Fiscal Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Income taxes at federal statutory rate	$34,779	$46,172	$43,417
Non-deductible expenses	270	130	215
State taxes, net of federal tax benefit	2,603	3,960	5,452
Net operating losses	(3,379)	—	—
Other	383	(715)	(206)

	$34,656	$49,547	$48,878

The sources of significant temporary differences which gave rise to the deferred tax provision and their effects follow:

	Fiscal Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
Inventory	$(2,200)	$(1,465)	$(2,146)
Deferred rent	(354)	(1,693)	(1,597)
Depreciation	8,824	6,063	(7,297)
Accrued expenses	219	2,403	1,722
Accrued employee benefits	(3,889)	(3,836)	(2,222)
Intangible assets	1,997	(4)	964
Store closing costs	654	(771)	12
Assets related to Internet investment	825	86	8,768
Benefit of net operating loss carryforwards	6,984	735	95
Alternative minimum tax credit and other state tax credits	3,663	25	3
Change in valuation allowance	(747)	(35)	(8,768)
Other	120	(1,901)	1,829

	$16,096	$(393)	$(8,637)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities follow:

	January 29, 2005	January 28, 2006
Deferred tax assets:
Inventory	$6,742	$8,888
Deferred rent	7,884	9,481
Accrued employee benefits	19,607	21,829
Store closing costs	1,181	1,169
Assets related to Internet investment	8,768	—
Net operating loss carryforwards	95	—
Alternative minimum tax credit and other state tax credits	7	4
Other	3,965	2,532

Total deferred tax assets	48,249	43,903
Valuation allowance	(8,768)	—

Net deferred tax assets	39,481	43,903

Deferred tax liabilities:
Depreciation	(37,436)	(30,139)
Intangible assets	(4,063)	(5,027)
Accrued expenses	(12,075)	(13,797)
Other	(386)	(782)

Total deferred tax liabilities	(53,960)	(49,745)

	$(14,479)	$(5,842)

Deferred taxes are reflected in the accompanying consolidated balance sheets as follows:

	January 29, 2005	January 28, 2006
Current—Deferred tax assets	$17,680	$16,737
Long-term—Deferred tax liability	(32,159)	(22,579)

	$(14,479)	$(5,842)

The valuation allowance of $8,768 at January 29, 2005 related to a capital loss arising from the Company’s divestiture of an Internet investment in fiscal 2000. As the capital loss carryforward expired on January 28, 2006, the related deferred tax asset and corresponding valuation allowance has been written off. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

At January 28, 2006, the Company has available net loss carryforwards of $33 for state and local income tax purposes, which begin expiring in tax year 2021.

10. Contingencies

On April 18, 2005, the Company and its Chief Executive Officer and Chief Financial Officer were named as defendants in a purported class action filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiff purports to represent a class of purchasers of the Company’s stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented the Company’s financial position and that the plaintiff and the purported class of purchasers during that period were damaged by paying artificially and falsely inflated prices for the Company’s stock. The complaint seeks unspecified monetary damages. Over the next several weeks, three additional purported class actions were filed in the same court alleging essentially the same claims against the Company and its officers and adding the Company’s Chairman as a defendant. These cases were consolidated, and in October 2005 a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including the Company’s President and Chief Operating Officer, several of the Company’s Senior Vice Presidents, several former and current members of the Company’s Board of Directors, and two former stockholders of the Company. In January 2006, the defendants filed a motion to dismiss the consolidated complaint on the ground that it failed to state facts sufficient to state a claim under the securities laws. A hearing on the motion is scheduled for May 2006. The Company has tendered these matters to its insurance carriers.

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

On April 22, 2005, an alleged owner of the Company’s stock, derivatively sued all of the Company’s directors and its Chief Executive Officer and Chief Financial Officer, purportedly on behalf of the Company, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 to the present. The complaint, filed in Superior Court of the State of California for the County of San Diego, seeks to recover on behalf of the Company alleged unspecified damages sustained by the Company as a result of such alleged actions, treble damages, disgorgement of profits from the sale of the Company’s securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. Also on April 22, 2005, another shareholder derivative action was filed in Superior Court of the State of California for the County of San Diego on behalf of another alleged owner of the Company’s stock against the same defendants and with substantially similar allegations to those described above. These actions have been consolidated. In August 2005, the defendants moved to dismiss the consolidated complaint on the ground that the stockholders had failed to make a demand on the Company’s Board and failed to adequately allege that a demand was excused. The Court granted the motion but gave the plaintiffs leave to amend. The plaintiffs filed an amended complaint which defendants have again moved to dismiss. A hearing on defendants’ motion is now scheduled for April 2006. The Company has tendered these matters to its insurance carriers, and does not believe the outcome of these matters will have a material adverse impact on its consolidated financial position or results of operations in any future period.

On June 27, 2005, the Company was named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Los Angeles alleging violations of the California Labor Code. The named plaintiffs, Wayne Boyd, Anthony Castro, Gilbert Hernandez, and Daniel Lepkosky, purport to represent all current and former hourly, non-exempt employees of the Company’s California stores from June 27, 2001 to the present. These plaintiffs allege that during this period they were not paid all wages, were not paid overtime, were not authorized and permitted to take rest breaks as required by law, were not provided meal breaks as required by law, were not paid “reporting time” pay, and were not paid all wages upon separation from employment. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief. On March 2, 2006, Plaintiff Gilbert Hernandez requested that his claims against the Company be dismissed. This request is subject to court approval.

On September 19, 2005, another purported class action alleging Labor Code violations was filed in the Superior Court of the State of California for the County of Los Angeles naming the Company as the defendant.

The named plaintiff in the September 19 suit, Natalie Wade, purports to represent a class of current and former employees of the Company who she alleges were not paid all wages earned, were not provided meal breaks, were not authorized and permitted to take rest breaks, and were not provided with itemized wage statements as required by law. This complaint also seeks unspecified monetary damages and other relief. A first amended complaint was filed on or about November 16, 2005. This amendment neither added nor altered any of the causes of action asserted but appears to have been made in an effort to cure a failure to comply with certain administrative requirements. In February 2006, Plaintiff Natalie Wade’s lawsuit against the Company was voluntarily dismissed by Ms. Wade in exchange for the Company’s agreement not to seek costs incurred in defending against the lawsuit.

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

11. Supplemental Guarantor Condensed Consolidating Financial Information

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

The Company’s senior subordinated notes are issued by PETCO Animal Supplies Stores, Inc. (the subsidiary issuer) and are guaranteed by the parent company and certain subsidiaries of the parent company (the guarantor subsidiaries) on a full and unconditional basis. Each of the guarantor subsidiaries is, directly or indirectly, 100% owned by the subsidiary issuer, and the guarantees are joint and several. One of the Company’s subsidiaries (the non-guarantor subsidiary) does not guarantee such debt.

The following tables present the condensed consolidating balance sheet information of PETCO Animal Supplies, Inc. as of January 29, 2005 and January 28, 2006 and the related condensed consolidating statement of operation and cash flow information for each of the years in the three-year period ended January 28, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

January 29, 2005

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$36,590	$225	$—	$—	$36,815
Receivables, net	—	1,268	16,607	—	—	17,875
Merchandise inventories	—	155,534	11,504	—	—	167,038
Deferred tax assets	—	17,680	—	—	—	17,680
Other current assets	—	10,778	138	—	—	10,916

Total current assets	—	221,850	28,474	—	—	250,324
Fixed assets, net	—	306,901	26,399	—	—	333,300
Goodwill	—	—	40,179	—	—	40,179
Intercompany investments and advances	68,796	334,697	—	—	(403,493)	—
Other assets	—	14,360	2,290	—	—	16,650

Total assets	$68,796	$877,808	$97,342	$—	$(403,493)	$640,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,295	$76,847	$—	$—	$82,142
Intercompany payables	(68,499)	388,874	(320,375)	—	—	—
Accrued salaries and employee benefits	—	70,105	2,614	—	—	72,719
Accrued expenses and other liabilities	—	60,207	8,118	—	—	68,325
Current portion of long-term debt	—	5,953	(5,600)	—	—	353

Total current liabilities	(68,499)	530,434	(238,396)	—	—	223,539
Senior credit facility	—	85,000	—	—	—	85,000
Senior subordinated notes payable	—	103,982	—	—	—	103,982
Deferred tax liabilities	—	32,159	—	—	—	32,159
Deferred rent and other liabilities	—	57,437	1,041	—	—	58,478

Total liabilities	(68,499)	809,012	(237,355)	—	—	503,158
Stockholders’ equity	137,295	68,796	334,697	—	(403,493)	137,295

Total liabilities and stockholders’ equity	$68,796	$877,808	$97,342	$—	$(403,493)	$640,453

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

January 28, 2006

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,424	$100	$—	$—	$39,524
Receivables, net	—	3,171	17,251	—	—	20,422
Merchandise inventories	—	170,540	12,796	—	—	183,336
Deferred tax assets	—	16,737	—	—	—	16,737
Other current assets	—	13,844	28	—	—	13,872

Total current assets	—	243,716	30,175	—	—	273,891
Fixed assets, net	—	344,771	32,623	—	—	377,394
Goodwill	—	—	40,227	—	—	40,227
Intercompany investments and advances	143,967	400,583	—	—	(544,550)	—
Other assets	—	16,575	1,588	—	—	18,163

Total assets	$143,967	$1,005,645	$104,613	$—	$(544,550)	$709,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$31,923	$58,911	$—	$—	$90,834
Intercompany payables	(72,871)	435,992	(363,121)	—	—	—
Accrued salaries and employee benefits	—	73,708	2,613	—	—	76,321
Accrued expenses and other liabilities	—	73,624	8,749	—	—	82,373
Current portion of long-term debt	—	7,355	(5,600)	—	—	1,755

Total current liabilities	(72,871)	622,602	(298,448)	—	—	251,283
Senior credit facility	—	60,000	—	—	—	60,000
Senior subordinated notes payable	—	89,267	—	—	—	89,267
Deferred tax liabilities	—	22,579	—	—	—	22,579
Deferred rent and other liabilities	—	67,230	2,478	—	—	69,708

Total liabilities	(72,871)	861,678	(295,970)	—	—	492,837
Stockholders’ equity	216,838	143,967	400,583	—	(544,550)	216,838

Total liabilities and stockholders’ equity	$143,967	$1,005,645	$104,613	$—	$(544,550)	$709,675

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

For the fiscal year ended January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$1,486,224	$1,087,757	$—	$(963,550)	$1,610,431
Cost of sales and occupancy costs	1,011,806	884,572	—	(835,436)	1,060,942

Gross profit	474,418	203,185	—	(128,114)	549,489
Selling, general and administrative expenses	386,328	153,602	—	(128,114)	411,816

Operating income	88,090	49,583	—	—	137,673
Interest expense, net	26,115	—	—	—	26,115
Debt retirement costs	12,189	—	—	—	12,189

Earnings before income taxes	49,786	49,583	—	—	99,369
Income taxes	34,656	—	—	—	34,656

Earnings before equity in earnings of subsidiaries	15,130	49,583	—	—	64,713
Equity in earnings of subsidiaries	49,583	—	—	(49,583)	—

Net earnings	$64,713	$49,583	$—	$(49,583)	$64,713

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

For the fiscal year ended January 29, 2005

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$1,680,848	$1,222,241	$—	$(1,090,944)	$1,812,145
Cost of sales and occupancy costs	—	1,152,495	969,771	—	(940,912)	1,181,354

Gross profit	—	528,353	252,470	—	(150,032)	630,791
Selling, general and administrative expenses	—	438,555	184,257	—	(150,032)	472,780

Operating income	—	89,798	68,213	—	—	158,011
Interest expense, net	—	19,361	(24)	—	—	19,337
Debt retirement costs	—	6,754	—	—	—	6,754

Earnings before income taxes	—	63,683	68,237	—	—	131,920
Income taxes	—	49,547	—	—	—	49,547

Earnings before equity in earnings of subsidiaries	—	14,136	68,237	—	—	82,373
Equity in earnings of subsidiaries	82,373	68,237	—	—	(150,610)	—

Net earnings	$82,373	$82,373	$68,237	$—	$(150,610)	$82,373

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

For the fiscal year ended January 28, 2006

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$1,854,903	$1,338,443	$—	$(1,197,257)	$1,996,089
Cost of sales and occupancy costs	—	1,295,558	1,059,236	—	(1,024,740)	1,330,054

Gross profit	—	559,345	279,207	—	(172,517)	666,035
Selling, general and administrative expenses	—	483,556	213,527	—	(172,517)	524,566

Operating income	—	75,789	65,680	—	—	141,469
Interest expense, net	—	15,180	(206)	—	—	14,974
Debt retirement costs	—	2,447	—	—	—	2,447

Earnings before income taxes	—	58,162	65,886	—	—	124,048
Income taxes	—	48,878	—	—	—	48,878

Earnings before equity in earnings of subsidiaries	—	9,284	65,886	—	—	75,170
Equity in earnings of subsidiaries	75,170	65,886	—	—	(141,056)	—

Net earnings	$75,170	$75,170	$65,886	$—	$(141,056)	$75,170

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the fiscal year ended January 31, 2004

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$64,713	$49,583	$—	$(49,583)	$64,713
Adjustments to reconcile net earnings to net cash provided by operating activities	84,660	(42,025)	—	49,583	92,218

Net cash provided by operating activities	149,373	7,558	—	—	156,931

Cash flows from investing activities:
Additions to fixed assets	(91,409)	(4,461)	—	—	(95,870)
Net cash invested in acquisitions	—	(3,087)	—	—	(3,087)
Repayments on employee stockholder loans	253	—	—	—	253

Net cash used in investing activities	(91,156)	(7,548)	—	—	(98,704)

Cash flows from financing activities:
Repayments of long term debt	(102,143)	—	—	—	(102,143)
Debt issuance costs	(1,488)	—	—	—	(1,488)
Net proceeds from issuance of common stock	91	—	—	—	91
Costs of common stock sold by stockholders	(1,423)	—	—	—	(1,423)

Net cash used in financing activities	(104,963)	—	—	—	(104,963)

Net increase (decrease) in cash and cash equivalents	(46,746)	10	—	—	(46,736)
Cash and cash equivalents at beginning of year	108,174	763	—	—	108,937

Cash and cash equivalents at end of year	$61,428	$773	$—	$—	$62,201

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the fiscal year ended January 29, 2005

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$82,373	$82,373	$68,237	$—	$(150,610)	$82,373
Adjustments to reconcile net earnings to net cash provided by operating activities	(82,373)	82,410	(60,377)	—	150,610	90,270

Net cash provided by operating activities	—	164,783	7,860	—	—	172,643

Cash flows from investing activities:
Additions to fixed assets	—	(111,398)	(8,408)	—	—	(119,806)
Net cash invested in acquisitions	—	(5,147)	—	—	—	(5,147)
Repayments on employee stockholder loans	—	527	—	—	—	527

Net cash used in investing activities	—	(116,018)	(8,408)	—	—	(124,426)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	85,000	—	—	—	85,000
Repayments of long-term debt	—	(157,308)	—	—	—	(157,308)
Debt issuance costs	—	(950)	—	—	—	(950)
Net proceeds from issuance of common stock	—	203	—	—	—	203
Costs of common stock sold by stockholders	—	(548)	—	—	—	(548)

Net cash used in financing activities	—	(73,603)	—	—	—	(73,603)

Net decrease in cash and cash equivalents	—	(24,838)	(548)	—	—	(25,386)
Cash and cash equivalents at beginning of year	—	61,428	773	—	—	62,201

Cash and cash equivalents at end of period	$—	$36,590	$225	$—	$—	$36,815

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the fiscal year ended January 28, 2006

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$75,170	$75,170	$65,886	$—	$(141,056)	$75,170
Adjustments to reconcile net earnings to net cash provided by operating activities	(75,170)	77,891	(54,919)	—	141,056	88,858

Net cash provided by operating activities	—	153,061	10,967	—	—	164,028

Cash flows from investing activities:
Additions to fixed assets	—	(112,457)	(11,092)	—	—	(123,549)
Net cash invested in acquisitions	—	(688)	—	—	—	(688)

Net cash used in investing activities	—	(113,145)	(11,092)	—	—	(124,237)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	131,700	—	—	—	131,700
Repayments of long-term debt	—	(171,768)	—	—	—	(171,768)
Net proceeds from issuance of common stock	—	2,986	—	—	—	2,986

Net cash used in financing activities	—	(37,082)	—	—	—	(37,082)

Net increase (decrease) in cash and cash equivalents	—	2,834	(125)	—	—	2,709
Cash and cash equivalents at beginning of year	—	36,590	225	—	—	36,815

Cash and cash equivalents at end of period	$—	$39,424	$100	$—	$—	$39,524

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated as of January 13, 2005, by and among the PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc. (formerly PETCO Animal Supplies, Inc.) and PETCO Merger Co. (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

3.1	Certificate of Incorporation of PETCO Animal Supplies, Inc. as filed with the office of the Secretary of State of the State of Delaware on January 10, 2005, as amended by the Certificate of Amendment of Certificate of Incorporation as filed with the office of the Secretary of State of the State of Delaware on January 13, 2005 (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

3.2	Bylaws of PETCO Animal Supplies, Inc. (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

4.1	Indenture, dated as of October 26, 2001, by and among PETCO Animal Supplies Stores, Inc., certain subsidiaries of PETCO Animal Supplies Stores, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

4.2	Supplemental Indenture, dated as of January 14, 2005, by and among PETCO Animal Supplies, Inc., E-Pet Services, E-Pet Services, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

4.3	Form of Specimen Common Stock Certificate (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended).

4.4	Form of Amended and Restated Stockholders Agreement, dated as of February 19, 2002, by and among PETCO Animal Supplies, Inc. and certain stockholders of PETCO Animal Supplies, Inc. (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.1#	Amended and Restated Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.2#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and Brian K. Devine (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.3#	Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and Bruce C. Hall (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.4#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and Bruce C. Hall (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.5#	Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies Stores, Inc. and James M. Myers (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.6#	First Amendment, dated June 27, 2005, to Employment Agreement, dated as of October 2, 2000, by and between PETCO Animal Supplies, Inc. and James M. Myers (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.7#	Form of Indemnification Agreement between PETCO and certain officers and directors (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

Exhibit Number	Description
10.8#	Form of Retention Agreement for executive officers (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.9#	Form of Retention Agreement for non-executive officers (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.10#	Form of Second Amendment to Retention Agreement for executive and non-executive officers (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.11#	PETCO Animal Supplies 401(k) plan (incorporated by reference to Registration Statement on Form S-8 (File No. 333-100397)).

10.12#	PETCO Flexible Benefit Plan, amended and restated effective July 1, 1998 (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.13#	The 1994 Stock Option and Restricted Stock Plan for Executive and Key Employees of PETCO Animal Supplies, Inc., as amended and restated as of October 2, 2000 (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.14#	Form of PETCO Animal Supplies, Inc. Non-qualified Stock Option Agreement (1994 Stock Option and Restricted Stock Plan for Executive and Key Employees) (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.15#	Form of PETCO Animal Supplies, Inc. Incentive Stock Option Agreement (1994 Stock Option and Restricted Stock Plan for Executive and Key Employees) (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.16	Agreement and Plan of Merger, dated as of May 17, 2000, by and between PETCO Animal Supplies Stores, Inc. and BD Recapitalization Corp. (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.17	First Amendment to Agreement and Plan of Merger, dated as of September 14, 2000, by and between PETCO Animal Supplies Stores, Inc. and BD Recapitalization Corp. (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.18†#	Form of Restricted Stock Unit Agreement for units granted pursuant to the 2002 Incentive Award Plan of PETCO Animal Supplies, Inc.

10.19#	PETCO Animal Supplies, Inc. Deferred Compensation Plan (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.20#	First Amendment to PETCO Animal Supplies, Inc. Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.21#	2002 Incentive Award Plan of PETCO Animal Supplies, Inc. (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 333-75830)).

10.22†#	Form of PETCO Animal Supplies, Inc. Stock Option Agreement (2002 Incentive Award Plan).

10.23#	Consulting Agreement, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended).

10.24#	First Amendment, dated June 27, 2005, to Consulting Agreement, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.25#	Supplemental Executive Retirement Program, dated as of November 29, 2001, by and between PETCO Animal Supplies Stores, Inc. and Brian K. Devine (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended).

Exhibit Number	Description
10.26#	PETCO Animal Supplies, Inc. Amended and Restated Executive Incentive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.27	Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as sole lead arranger, book runner and administrative agent for the lenders, Bank of America, N.A., as syndication agent, and U.S. Bank National Association and Union Bank of California, N.A., as co-documentation agents (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the execution of the Credit Agreement)).

10.28	Form of Revolving Note executed in connection with the Credit Agreement referenced as Exhibit 10.27 (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the execution of the Credit Agreement)).

10.29	First Amendment, dated as of March 10, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.30	Second Amendment, dated as of April 29, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Current Report on Form 8-K filed on April 29, 2005).

10.31	Third Amendment, dated as of May 31, 2005, to Credit Agreement, dated as of January 13, 2005, by and among PETCO Animal Supplies, Inc. PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Current Report on Form 8-K filed on June 3, 2005).

10.32	Fourth Amendment, dated as of March 17, 2006, to Credit Agreement, dated as of January 13, 2005, as amended, by and among PETCO Animal Supplies, Inc., PETCO Animal Supplies Stores, Inc., the financial institutions party thereto as “Lenders” and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Current Report on Form 8-K filed on March 23, 2006).

10.33	Assignment and Assumption Agreement, dated as of January 13, 2005, by and between PETCO Animal Supplies, Inc. and PETCO Animal Supplies Stores, Inc. (incorporated by reference to Current Report on Form 8-K filed on January 14, 2005 (with respect to the holding company reorganization of PETCO)).

10.34†#	Form of Waiver and Amendment of Retention Agreement, dated as of January 13, 2005, for executive and non-executive officers, and Form of Waiver and Amendment to Employment Agreement, dated as of January 13, 2005, for certain executive officers.

10.35#	Employment Agreement, dated January 23, 2006, by and between PETCO Animal Supplies, Inc. and David Bolen (incorporated by reference to Current Report on Form 8-K filed on January 23, 2006).

21.1†	List of subsidiaries of PETCO Animal Supplies, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

Exhibit Number		Description
31.2†		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1†	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of PETCO Animal Supplies, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.