Form 10-Q
period 2006-04-29
PETCO ANIMAL SUPPLIES INC
filed 2006-06-06
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	May 31, 2006	57,159,720

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended April 29, 2006

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	April 29, 2006	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$33,201	$39,524
Receivables, net	17,721	20,422
Merchandise inventories	186,774	183,336
Deferred tax assets	17,151	16,737
Other current assets	13,567	13,872

Total current assets	268,414	273,891
Fixed assets, at cost	769,580	750,640
Less accumulated depreciation	(390,899)	(373,246)

Fixed assets, net	378,681	377,394
Goodwill	41,982	40,227
Other assets	20,342	18,163

Total assets	$709,419	$709,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,618	$90,834
Accrued salaries and employee benefits	70,545	76,321
Accrued expenses and other liabilities	68,967	82,373
Current portion of long-term debt	—	1,755

Total current liabilities	231,130	251,283
Senior credit facility	80,000	60,000
Senior subordinated notes payable	89,267	89,267
Deferred tax liabilities	20,567	22,579
Deferred rent and other liabilities	73,051	69,708

Total liabilities	494,015	492,837

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 57,160 and 57,890 shares issued and outstanding at April 29, 2006 and January 28, 2006, respectively	57	58
Additional paid-in capital	79,517	72,814
Retained earnings	135,830	143,966

Total stockholders’ equity	215,404	216,838

Total liabilities and stockholders’ equity	$709,419	$709,675

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
Net sales	$520,992	$479,594
Cost of sales and occupancy costs	352,164	317,541

Gross profit	168,828	162,053
Selling, general and administrative expenses	146,894	127,431

Operating income	21,934	34,622
Interest expense, net	3,492	3,586
Debt retirement costs	—	2,447

Earnings before income taxes	18,442	28,589
Income taxes	7,414	11,350

Net earnings	$11,028	$17,239

Net earnings per share:
Basic	$0.19	$0.30

Diluted	$0.19	$0.29

Shares used for computing net earnings per share:
Basic	57,642	57,706

Diluted	58,065	58,713

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net earnings	$11,028	$17,239
Depreciation and amortization	21,028	18,862
Amortization of debt issuance costs	76	59
Provision for deferred and other taxes	(2,202)	(502)
Stock based compensation	4,845	—
Impairments and write-offs of fixed and other assets	333	348
Non-cash write-off of debt issuance costs	—	56
Changes in assets and liabilities:
Receivables	2,701	658
Merchandise inventories	(2,902)	(4,526)
Other assets	(892)	(4,438)
Accounts payable	784	9,746
Accrued salaries and employee benefits	(5,776)	(10,174)
Accrued expenses and other liabilities	(13,416)	11,581
Deferred rent and other liabilities	3,343	4,871

Net cash provided by operating activities	18,950	43,780

Cash flows from investing activities:
Additions to fixed assets	(21,884)	(33,916)
Net cash invested in acquisitions	(3,587)	—

Net cash used in investing activities	(25,471)	(33,916)

Cash flows from financing activities:
Borrowings under long-term debt agreements	136,300	21,250
Repayments of long-term debt	(118,056)	(26,093)
Debt issuance costs	(516)	—
Repurchase of common stock	(19,164)	—
Net proceeds from issuance of common stock	1,634	1,773

Net cash provided by (used in) financing activities	198	(3,070)

Net increase (decrease) in cash and cash equivalents	(6,323)	6,794
Cash and cash equivalents at beginning of year	39,524	36,815

Cash and cash equivalents at end of period	$33,201	$43,609

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

PETCO Animal Supplies, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “PETCO”), is a national specialty retailer of premium pet food, supplies and services with 799 stores in 49 states and the District of Columbia as of April 29, 2006. The Company’s pet-related products include food, supplies, grooming products, toys, novelty items, vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies.

In the opinion of management of PETCO, the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of April 29, 2006 and for the thirteen-week periods ended April 29, 2006 and April 30, 2005. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain prior period amounts have been reclassified to conform to the current period presentation.

Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 29, 2006 and April 30, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2006 refer to the fiscal year beginning on January 29, 2006 and ending on February 3, 2007.

All of the Company’s stores are aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution. For further information, see the consolidated financial statements and related footnotes for fiscal 2005 included in the Company’s Annual Report on Form 10-K (File No. 000-23574) filed with the Securities and Exchange Commission on March 31, 2006.

Note 2—Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and requires companies to expense the fair value of employee stock options and other forms of employee stock-based compensation. SFAS No. 123 allowed companies to disclose the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements. SFAS No. 123(R) applies to all stock-based compensation transactions with employees in which a company acquires services by issuing its stock or other equity instruments, except through arrangements resulting from employee stock ownership plans, or by incurring liabilities that are based on the company’s stock price. The Company adopted SFAS No. 123(R) on January 29, 2006 (the “date of adoption”), the beginning of its first quarter of fiscal 2006.

Prior to the first quarter of fiscal 2006, the Company accounted for its equity award plans using the intrinsic value method prescribed by APB No. 25 and related interpretations, and recognized compensation expense in the financial statements if the market price of the underlying stock exceeded the exercise price on the date of grant. Stock-based compensation costs were amortized to expense over the nominal vesting period of the option.

Pursuant to SFAS No. 123, the Company disclosed the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements.

The Company adopted SFAS No. 123(R) using the modified-prospective approach. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock units and stock options. The Company has no awards outstanding with market or performance conditions. Stock-based compensation is recognized as expense using the straight-line method over the vesting period of the award, which is also the requisite service period.

Upon the adoption of SFAS No. 123(R), the Company revised its approach to apply the non-substantive vesting period approach to all new share-based compensation awards granted after January 29, 2006. Under this approach, all compensation cost is recognized on the date of grant for awards issued to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. The Company continues to apply the nominal vesting period approach for the portion of unvested outstanding awards issued prior to the adoption of SFAS No. 123(R). Had the Company also applied the non-substantive vesting period approach to awards granted prior to the adoption date, compensation expense would have been approximately $0.1 million lower for the thirteen-week period ended April 29, 2006 and $1.8 million higher for the thirteen-week period ended April 30, 2005.

Under the provisions of SFAS No. 123(R), management is required to estimate expected pre-vesting forfeitures for share-based awards and only recognize expense for those awards that are expected to vest. Prior to the adoption of SFAS 123(R), pre-vesting forfeitures were recognized in the pro forma footnote expense as they occurred. Compensation expense recognized for the thirteen-week period ended April 29, 2006 has been reduced for estimated pre-vesting forfeitures. If the Company were to change its estimate of pre-vesting forfeitures, the amount of stock-based compensation could differ significantly from the amount recognized in the financial statements.

The following table details the effect on net earnings and earnings per share as if compensation expense had been recorded in the thirteen-week period ended April 30, 2005, based on the fair value determined under SFAS No. 123 (“pro forma”). The reported and pro forma net earnings and earnings per share for the thirteen-week period ended April 29, 2006 are the same since stock-based compensation expense has been recorded under the provisions of SFAS No. 123(R).

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
Net earnings as reported	$11,028	$17,239
Stock-based compensation recorded using the intrinsic value method, net of tax	—	—
Stock-based compensation using the fair value method, net of tax	—	(1,592)

Pro forma net earnings	$11,028	$15,647

Basic earnings per share—as reported	$0.19	$0.30
Basic earnings per share—pro forma	—	$0.27
Diluted earnings per share—as reported	$0.19	$0.29
Diluted earnings per share—pro forma	—	$0.27

The Company recognized stock-based compensation expense for the thirteen-week period ended April 29, 2006 of $4.8 million and a related income tax benefit of $1.7 million, resulting in a net stock-based compensation charge of $3.1 million, or $0.05 per basic and diluted share.

Incentive Compensation Plans

Stock options granted under the 1994 Stock Option Plan are exercisable for up to ten years following the date of grant and generally vest 100% on the date which is three years from the date of grant. Stock options were last awarded under the 1994 Stock Option Plan in fiscal 2001 and no further grants will be made. As of April 29, 2006, there were 282 shares of common stock subject to options outstanding under the 1994 Stock Option Plan.

The 2002 Incentive Award Plan (the “Incentive Plan”) provides for the granting of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits to officers, employees, consultants and directors. Except with regard to grants to independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 1,115 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 2.0% of the total number of issued and outstanding shares of common stock outstanding as of the last day of the fiscal year immediately preceding such March 1. With respect to grants to the Company’s independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 56 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 0.1% of the total number of issued and outstanding shares of common stock as of the last day of the fiscal year immediately preceding such March 1. At April 29, 2006, 1,397 shares remained available for future grant under the Incentive Plan.

As of April 29, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock units was $14.9 million and $5.0 million, respectively, which is expected to be recognized over a weighted-average period of 1.7 years and 2.9 years, respectively.

Stock Options

Stock options granted under the Incentive Plan generally vest 100% on the date which is three years from the date of the grant. Options expire ten years from the date of the grant. All option grants under the Incentive Plan have an exercise price equal to the market price of the underlying common stock on the date of grant.

The estimated weighted-average fair value per share of the options granted during the thirteen-week periods ended April 29, 2006 and April 30, 2005 was estimated to be $8.34 and $12.87, respectively. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
Dividend yield	0.0%	0.0%
Expected volatility (1)	36.3%	29.5%
Risk-free interest rate (2)	4.7%	4.2%
Expected life (3)	5.4 years	5.7 years

(1)	The expected volatility is estimated based on a simple average of the Company’s historical stock price volatility and volatility implied by publicly traded call options with terms greater than six months.
(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(3)	The expected life of stock options is estimated based on historical exercise experience on options granted subsequent to the Company’s February 2002 Initial Public Offering and projected exercise patterns for outstanding options.

Information about the Company’s stock option activity during the thirteen-week period ended April 29, 2006 is as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	3,988	$26.58
Granted	561	$20.22
Exercised	(100)	$16.23
Forfeited	(145)	$33.07
Expired	(41)	$29.12

Options outstanding, end of period	4,263	$25.74	8.0	$10,483

Options exercisable, end of period	1,447	$16.36	6.6	$ 9,593

The total intrinsic value of stock options exercised during the thirteen-week periods ended April 29, 2006 and April 30, 2005 was $0.7 million and $2.4 million, respectively. Net cash proceeds from the exercise of stock options were $1.6 million and the associated income tax benefit realized was $0.3 million for the thirteen-week period ended April 29, 2006.

Restricted Stock Units

Restricted stock unit awards are issued and measured at market value on the date of grant and generally become exercisable in three equal annual installments beginning one year from the date of grant.

Information about the Company’s restricted stock unit activity during the thirteen-week period ended April 29, 2006 is as follows:

	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Unvested restricted stock units, January 28, 2006	—	—
Granted	390	$20.19
Vested	—	—
Forfeited	(4)	$20.19

Unvested restricted stock units, April 29, 2006	386	$20.19

Note 3—Net Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share includes the incremental shares issuable upon the assumed exercise of potentially issuable common stock. Net earnings and the weighted-average number of common shares used to compute basic and diluted net earnings per share are presented below:

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
Net earnings	$11,028	$17,239

Common shares, basic	57,642	57,706
Dilutive effect of stock options and restricted stock units	423	1,007

Common shares, diluted	58,065	58,713

Options to purchase common shares and restricted stock units that were outstanding, but were not included in the computation of diluted net earnings per share because of their anti-dilutive impact, were 2,919 and 6 for the thirteen-week periods ended April 29, 2006 and April 30, 2005, respectively.

Note 4—Senior Credit Facility

The Company’s senior credit facility consists of a $350 million secured revolving credit facility (the “revolving credit facility”) expiring on March 31, 2011, although the Company has the option to extend the expiration for an additional one-year period, subject to the satisfaction of certain conditions. The Company also has the option to increase the amount of credit available under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $100 million.

Borrowings under the revolving credit facility are secured by substantially all of the personal property assets of the Company and its subsidiaries and bear interest at the Company’s option, at the agent bank’s base rate plus a margin of up to 0.5%, or LIBOR plus a margin of up to 1.625%, in each case based on the Company’s leverage ratio at the time. In addition, the Company has pledged all of the capital stock of its domestic subsidiaries to secure the Company’s obligations under the revolving credit facility. The Company incurs a fee of up to 1.8% on letters of credit issued under the revolving credit facility and a fee of up to 0.25% on the unused commitment under the revolving credit facility, which is reduced for any outstanding letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

At April 29, 2006, the Company was in compliance with all of the covenants under the revolving credit facility, and the outstanding balance of the revolving credit facility was $80.0 million. Amounts outstanding under the revolving credit facility are due in full on March 31, 2011. The interest rate at April 29, 2006 on the borrowings under the revolving credit facility was 5.9%. At April 29, 2006, the Company had outstanding $35.6 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $234.4 million at April 29, 2006.

Note 5—Senior Subordinated Notes

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

In the first quarter of fiscal 2005 the Company repurchased $14.7 million in aggregate principal amount of its senior subordinated notes and recorded debt retirement costs totaling $2.4 million, consisting primarily of a prepayment premium. As of April 29, 2006, there was $89.3 million in aggregate principal amount of the senior subordinated notes outstanding.

Note 6—Shareholders’ Equity

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock. The number of shares to be repurchased and the timing of purchases will be based on several factors, including the price of the Company’s stock, general business and market conditions, and other investment opportunities. The repurchase program may be suspended or discontinued at any time. During the first quarter of fiscal 2006, the Company repurchased approximately 830 shares for a total price of approximately $19.2 million.

Note 7—Contingencies

In April 2005, the Company and certain senior Company officers were named as defendants in several purported class actions filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiffs purport to represent a class of purchasers of the Company’s stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented the Company’s financial position and that the plaintiff and the purported class of purchasers during that period were damaged in unspecified amounts by paying artificially and falsely inflated prices for the Company’s stock. In October 2005, a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including other senior Company officers, several former and current members of the Company’s Board of Directors, and two former stockholders of the Company. In January 2006, the defendants filed a motion to dismiss the consolidated complaint on the ground that it failed to state facts sufficient to state a claim under the securities laws. A hearing on the motion was held on May 22, 2006, and the Court took the matter under submission. A decision is expected to be forthcoming soon. The Company has tendered these matters to its insurance carriers.

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

In April 2005, an alleged owner of the Company’s stock, derivatively sued all of the Company’s directors and certain senior Company officers, purportedly on behalf of the Company, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 through April 22, 2005. The complaints, filed in Superior Court of the State of California for the County of San Diego and subsequently consolidated, seek to recover on behalf of the Company alleged unspecified damages sustained by the Company as a result of such alleged actions, treble damages, disgorgement of profits from the sale of the Company’s securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. In August 2005, the defendants moved to dismiss the consolidated complaint on the ground that the stockholders had failed to make a demand on the Company’s Board and failed to adequately allege that a demand was excused. The Court granted the motion but gave the plaintiffs leave to amend. The plaintiffs filed an amended complaint which defendants have again moved to dismiss. On April 21, 2006, the Court again sustained defendants’ demurrer and deferred a decision on whether to permit plaintiffs to file an amended complaint until July 7, 2006. The Company has tendered these matters to its insurance carriers, and does not believe the outcome of these matters will have a material adverse impact on its consolidated financial position or results of operations in any future period.

In June 2005, the Company was named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Los Angeles alleging violations of the California Labor Code. The named plaintiffs, Wayne Boyd, Anthony Castro, Gilbert Hernandez, and Daniel Lepkosky, purport to represent all current and former hourly, non-exempt employees of the Company’s California stores from June 27, 2001 to the present. These plaintiffs allege that during this period they were not paid all wages, were not paid overtime, were not authorized and permitted to take rest breaks as required by law, were not provided meal breaks as required by law, were not paid “reporting time” pay, and were not paid all wages upon separation from employment. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief. On March 2, 2006, Plaintiff Gilbert Hernandez requested that his claims against the Company be dismissed and the Court approved this request. On March 17, 2006, Plaintiff Wayne Boyd requested that his claims against the Company be dismissed and the Court approved this request.

In September 2005, another purported class action alleging Labor Code violations was filed in the Superior Court of the State of California for the County of Los Angeles naming the Company as the defendant. The named plaintiff in the September 19 suit, Natalie Wade, purports to represent a class of current and former employees of the Company who she alleges were not paid all wages earned, were not provided meal breaks, were not authorized and permitted to take rest breaks, and were not provided with itemized wage statements as required by law. This complaint also seeks unspecified monetary damages and other relief. A first amended complaint was filed on or about November 16, 2005. This amendment neither added nor altered any of the causes of action asserted but appears to have been made in an effort to cure a failure to comply with certain administrative requirements. In February 2006, Plaintiff Natalie Wade’s lawsuit against the Company was voluntarily dismissed.

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

The following tables present the condensed consolidating balance sheet information of PETCO Animal Supplies, Inc. as of April 29, 2006 and January 28, 2006 and the related condensed consolidating statement of operation and of cash flow information for each of the thirteen-week periods ended April 29, 2006 and April 30, 2005.

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

April 29, 2006

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,105	$96	$—	$—	$33,201
Receivables, net	—	3,461	14,260	—	—	17,721
Merchandise inventories	—	180,859	5,915	—	—	186,774
Deferred tax assets	—	17,151	—	—	—	17,151
Other current assets	—	11,216	2,351	—	—	13,567

Total current assets	—	245,792	22,622	—	—	268,414
Fixed assets, net	—	345,677	33,004	—	—	378,681
Goodwill	—	—	41,982	—	—	41,982
Intercompany investments and advances	154,995	417,077	—	—	(572,072)	—
Other assets	—	18,896	1,446	—	—	20,342

Total assets	$154,995	$1,027,442	$99,054	$—	$(572,072)	$709,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$42,331	$49,287	$—	$—	$91,618
Intercompany payables	(60,409)	435,681	(375,272)	—	—	—
Accrued salaries and employee benefits	—	65,738	4,807	—	—	70,545
Accrued expenses and other liabilities	—	62,725	6,242	—	—	68,967
Current portion of long-term debt	—	5,600	(5,600)	—	—	—

Total current liabilities	(60,409)	612,075	(320,536)	—	—	231,130
Senior credit facility	—	80,000	—	—	—	80,000
Senior subordinated notes payable	—	89,267	—	—	—	89,267
Deferred tax liability	—	20,567	—	—	—	20,567
Deferred rent and other liabilities	—	70,538	2,513	—	—	73,051

Total liabilities	(60,409)	872,447	(318,023)	—	—	494,015
Stockholders’ equity	215,404	154,995	417,077	—	(572,072)	215,404

Total liabilities and stockholders’ equity	$154,995	$1,027,442	$99,054	$—	$(572,072)	$709,419

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

January 28, 2006

(in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,424	$100	$—	$—	$39,524
Receivables, net	—	3,171	17,251	—	—	20,422
Merchandise inventories	—	170,540	12,796	—	—	183,336
Deferred tax assets	—	16,737	—	—	—	16,737
Other current assets	—	13,844	28	—	—	13,872

Total current assets	—	243,716	30,175	—	—	273,891
Fixed assets, net	—	344,771	32,623	—	—	377,394
Goodwill	—	—	40,227	—	—	40,227
Intercompany investments and advances	143,967	400,583	—	—	(544,550)	—
Other assets	—	16,575	1,588	—	—	18,163

Total assets	$143,967	$1,005,645	$104,613	$—	$(544,550)	$709,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$31,923	$58,911	$—	$—	$90,834
Intercompany payables	(72,871)	435,992	(363,121)	—	—	—
Accrued salaries and employee benefits	—	73,708	2,613	—	—	76,321
Accrued expenses and other liabilities	—	73,624	8,749	—	—	82,373
Current portion of long-term debt	—	7,355	(5,600)	—	—	1,755

Total current liabilities	(72,871)	622,602	(298,448)	—	—	251,283
Senior credit facility	—	60,000	—	—	—	60,000
Senior subordinated notes payable	—	89,267	—	—	—	89,267
Deferred tax liability	—	22,579	—	—	—	22,579
Deferred rent and other liabilities	—	67,230	2,478	—	—	69,708

Total liabilities	(72,871)	861,678	(295,970)	—	—	492,837
Stockholders’ equity	216,838	143,967	400,583	—	(544,550)	216,838

Total liabilities and stockholders’ equity	$143,967	$1,005,645	$104,613	$—	$(544,550)	$709,675

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

For the thirteen weeks ended April 29, 2006

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$483,104	$344,186	$—	$(306,298)	$520,992
Cost of sales and occupancy costs	—	342,483	272,883	—	(263,202)	352,164

Gross profit	—	140,621	71,303	—	(43,096)	168,828
Selling, general and administrative expenses	—	135,120	54,871	—	(43,097)	146,894

Operating income	—	5,501	16,432	—	1	21,934
Interest expense, net	—	3,553	(61)	—	—	3,492

Earnings before income taxes	—	1,948	16,493	—	1	18,442
Income taxes	—	7,414	—	—	—	7,414

Earnings before equity in earnings of subsidiaries	—	(5,466)	16,493	—	1	11,028
Equity in earnings of subsidiaries	11,027	16,493	—	—	(27,520)	—

Net earnings	$11,027	$11,027	$16,493	$—	$(27,519)	$11,028

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the thirteen weeks ended April 29, 2006

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$11,027	$11,027	$16,493	$—	$(27,519)	$11,028
Adjustments to reconcile net earnings to net cash provided by operating activities	(11,027)	6,216	(14,786)	—	27,519	7,922

Net cash provided by operating activities	—	17,243	1,707	—	—	18,950

Cash flows from investing activities:
Additions to fixed assets	—	(20,173)	(1,711)	—	—	(21,884)
Net cash invested in acquisitions		(3,587)				(3,587)

Net cash used in investing activities	—	(23,760)	(1,711)	—	—	(25,471)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	136,300	—	—	—	136,300
Repayments of long-term debt	—	(118,056)	—	—	—	(118,056)
Debt issuance costs		(516)				(516)
Repurchase of common stock		(19,164)				(19,164)
Net proceeds from issuance of common stock	—	1,634	—	—	—	1,634

Net cash provided by financing activities	—	198	—	—	—	198

Net increase (decrease) in cash and cash equivalents	—	(6,319)	(4)	—	—	(6,323)
Cash and cash equivalents at beginning of year	—	39,424	100	—	—	39,524

Cash and cash equivalents at end of period	$—	$33,105	$96	$—	$—	$33,201

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the thirteen weeks ended April 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$17,239	$17,239	$18,257	$—	$(35,496)	$17,239
Adjustments to reconcile net earnings to net cash provided by operating activities	(17,239)	24,607	(16,323)	—	35,496	26,541

Net cash provided by operating activities	—	41,846	1,934	—	—	43,780

Cash flows from investing activities:
Additions to fixed assets	—	(31,969)	(1,947)	—	—	(33,916)

Net cash used in investing activities	—	(31,969)	(1,947)	—	—	(33,916)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	21,250	—	—	—	21,250
Repayments of long-term debt	—	(26,093)	—	—	—	(26,093)
Net proceeds from issuance of common stock	—	1,773	—	—	—	1,773

Net cash used in financing activities	—	(3,070)	—	—	—	(3,070)

Net increase (decrease) in cash and cash equivalents	—	6,807	(13)	—	—	6,794
Cash and cash equivalents at beginning of year	—	36,590	225	—	—	36,815

Cash and cash equivalents at end of period	$—	$43,397	$212	$—	$—	$43,609

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the financial statements and related notes for the year ended January 28, 2006 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At April 29, 2006, we operated 799 stores in 49 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at fair prices, with superior levels of customer service at convenient locations. Our stores offer a fun, exciting shopping experience and generally range in size from 12,000 to 15,000 square feet.

During the thirteen-week period ended April 29, 2006, we increased our net sales by 8.6%, to $521.0 million, over the prior year first quarter and our net earnings were $11.0 million. We plan to further enhance our financial performance in future years: (1) with innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (2) through strategic expansion in both existing and new markets; (3) by targeting merchandising efforts to drive greater sales of premium pet foods, higher-margin pet accessories, supplies and services; (4) by generating comparable store net sales growth, partly through our continuing initiative of remodeling certain stores to our newer store formats; (5) by expanding our store base, which offers economies of scale and purchasing efficiencies; and (6) with broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 8% to 10% per year on a long-term basis. Our year-over-year increase in square footage in fiscal 2005 was 11.8%, and our total store square footage at January 28, 2006 was approximately 11.3 million square feet. Our total store square footage at April 29, 2006 was approximately 11.6 million square feet. We plan to open approximately 90 new stores in fiscal 2006, or approximately 75 stores net of relocations and closings. In fiscal 2006, we intend to remodel up to 35 of our existing stores, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close certain under-performing stores. As a result of our store expansion strategy, operating results in any future year may reflect lower average store contribution and operating margins due to initially lower anticipated sales volumes of newer stores.

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

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
Net sales	100.0%	100.0%
Cost of sales and occupancy costs	67.6	66.2

Gross profit	32.4	33.8
Selling, general and administrative expenses	28.2	26.6

Operating income	4.2	7.2
Interest expense, net	0.7	0.7
Debt retirement costs	—	0.5

Earnings before income taxes	3.5	6.0
Income taxes	1.4	2.4

Net earnings	2.1%	3.6%

Thirteen Weeks Ended April 29, 2006 Compared With Thirteen Weeks Ended April 30, 2005

Net sales increased 8.6% to $521.0 million for the thirteen-week period ended April 29, 2006 from $479.6 million for the thirteen-week period ended April 30, 2005. The increase in net sales resulted primarily from the comparable store net sales increase of 2.2% and the increase in our store square footage of approximately 9.4% from April 30, 2005 to April 29, 2006. We added 76 new stores since the prior year first quarter, or 58 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $10.4 million, or approximately 25.2%, of the net sales increase, while the net increase in our store base accounted for approximately $31.0 million, or approximately 74.8%, of the net sales increase. The comparable store net sales increase was primarily attributable to an increase in average sales per transaction and the contribution of newer stores.

As previously discussed in our 2005 annual report on Form 10-K, beginning in the first quarter of fiscal 2006, we report our comparable store net sales under a refined methodology, reflecting the impact of non-point-of-sale (“non-POS”) revenue transactions. The refined methodology reflects vendor’s sales incentives recorded as a reduction of sales. Refining the methodology for calculating our comparable store net sales percentage change does not impact reported net sales, net earnings or cash flows.

Gross profit, defined as net sales less cost of sales and store occupancy costs, increased 4.2% to $168.8 million for the thirteen-week period ended April 29, 2006 from $162.1 million for the prior year period. Gross profit was 32.4% compared to 33.8% in the prior year period. A decrease of approximately 0.8% of net sales was due to increased store occupancy and distribution costs as a percentage of net sales primarily related to an accelerated pace of store openings in recent years, higher fuel costs and investments in the supply chain. The remainder was due primarily to lower levels of vendor support as a percentage of net sales resulting from lower comparable store net sales and an increase in pet services revenues, which have lower gross profit margins.

Selling, general and administrative expenses increased 15.3% to $146.9 million in the thirteen-week period ended April 29, 2006 from $127.4 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 28.2% from 26.6% in the prior year period. An increase of approximately 0.9% of net sales was related to stock-based compensation expense recorded upon the adoption of

Statement of Financial Accounting Standards No. 123(R), Share-based Payments (“SFAS No. 123(R)”) in the first quarter of fiscal 2006. The remainder was primarily due to planned increases in store-level payroll to support improved customer service.

Operating income in the thirteen-week period ended April 29, 2006 decreased 36.6% to $21.9 million, or 4.2% of net sales, from $34.6 million, or 7.2% of net sales, in the prior year period.

Net interest expense was $3.5 million for the thirteen-week period ended April 29, 2006, compared with $3.6 million for the thirteen-week period ended April 30, 2005.

During the thirteen-week period ended April 30, 2005, we incurred debt retirement costs totaling $2.4 million, consisting primarily of a prepayment premium, related to the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes.

Income taxes for the thirteen-week period ended April 29, 2006 were $7.4 million, compared with $11.3 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased slightly to 40.2% in the thirteen-week period ended April 29, 2006 from 39.7% in the prior year period. This increase is due to the non-deductibility of stock-based compensation expenses related to incentive stock options (“ISOs”). These expenses may be deductible in future periods when the ISOs are exercised and a related tax benefit may result at that time.

Net earnings in the thirteen-week period ended April 29, 2006 decreased 36.0% to $11.0 million, or $0.19 per diluted share, compared with net earnings of $17.2 million, or $0.29 per diluted share, in the prior year period.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $19.0 million and $43.8 million for the thirteen-week periods ended April 29, 2006 and April 30, 2005, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixtures and equipment for new stores, to remodel certain existing stores and, to a lesser extent, to purchase distribution center and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2006 will be between $110 million and $115 million which includes the opening of approximately 90 new stores and the estimated cost of remodeling up to 35 existing stores to our newer formats. Cash used in investing activities was $25.5 million and $33.9 million for the thirteen-week periods ended April 29, 2006 and April 30, 2005, respectively, and consisted primarily of capital expenditures.

Net cash provided by financing activities was $0.2 million for the thirteen-week period ended April 29, 2006 and consisted primarily of net borrowings on our revolving credit facility of $20.0 million, partially offset by repurchases of common stock of $19.2 million. Net cash used in financing activities was $3.1 million for the thirteen-week period April 30, 2005 and consisted primarily of the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes, partially offset by net borrowings on our revolving credit facility of $10.0 million.

Our senior credit facility consists of a $350 million secured revolving credit facility, which we refer to as the revolving credit facility. The revolving credit facility expires on March 31, 2011, although we have the option to extend the expiration of the revolving credit facility for an additional one-year period, subject to the satisfaction of certain conditions. We have the option to increase the amount of credit available under the revolving credit facility, subject to the satisfaction of certain conditions, by an additional $100 million.

Borrowings under the revolving credit facility are secured by substantially all of our personal property assets and bear interest, at our option, at the agent bank’s base rate plus a margin of up to 0.5%, or LIBOR plus a margin of up to 1.625%, in each case based on our leverage ratio at the time. In addition, we have pledged all of the capital stock of our domestic subsidiaries to secure our obligations under the revolving credit facility. We incur a fee of up to 1.8% on letters of credit issued under the revolving credit facility and a fee of up to 0.25% on the unused commitment under the revolving credit facility, which is reduced for any outstanding letters of credit. The credit agreement contains certain affirmative and negative covenants related to, among other things, indebtedness, capital expenditures, fixed charges coverage and total leverage. The revolving credit facility specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding under the revolving credit facility to be immediately due and payable.

At April 29, 2006, we were in compliance with all of the covenants under our revolving credit facility, and the outstanding balance of our revolving credit facility was $80.0 million. Amounts outstanding under our revolving credit facility are due in full on March 31, 2011. The interest rate at April 29, 2006 on the borrowings under our revolving credit facility was 5.9%. At April 29, 2006, we had outstanding $35.6 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $234.4 million at April 29, 2006.

We have outstanding $89.3 million in aggregate principal amount of our 10.75% senior subordinated notes which mature on November 1, 2011. Interest on the senior subordinated notes accrues at a rate of 10.75% per annum and is payable semi-annually in arrears. The indenture governing the senior subordinated notes specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, the holders of the senior subordinated notes may declare all amounts outstanding to be immediately due and payable. We may redeem the senior subordinated notes at our option at any time on or after November 1, 2006, in whole or in part, based upon an agreed upon schedule of redemption prices. The redemption prices begin at 105.375% of the principal amount at November 1, 2006 and decline thereafter through November 1, 2009. We may from time to time pursue additional repurchases of some or all of our senior subordinated notes in open market purchases, negotiated transactions or otherwise. The scope of such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Such repurchases may have a material effect on our liquidity, financial condition and results of operations.

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The number of shares to be purchased and the timing of purchases will be based on several factors, including the price of our stock, general business and market conditions, and other investment opportunities. The repurchase program may be suspended or discontinued at any time. As of the close of market on April 29, 2006, the Company had repurchased approximately 830,000 shares under the repurchase program for a total price of $19.2 million.

Off-Balance Sheet Arrangements

At April 29, 2006, we had outstanding $35.6 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At April 29, 2006 and January 28, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All of the $80.0 million in debt under our revolving credit facility as of April 29, 2006 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rate at April 29, 2006 would increase net interest expense by approximately $0.4 million on an annual basis, and would decrease both net earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any significant foreign exchange or other market risk at April 29, 2006.

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

Part II. Other Information

Item 1.	Legal Proceedings

In April 2005, we and certain senior Company officers were named as defendants in several purported class actions filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiffs purport to represent a class of purchasers of our stock during the period November 18, 2004 to April 14, 2005, and alleges that during such period the defendants misrepresented our financial position and that the plaintiff and the purported class of purchasers during that period were damaged in unspecified amounts by paying artificially and falsely inflated prices for our stock. In October 2005, a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including other senior Company officers, several former and current members of our Board of Directors, and two former stockholders. In January 2006, the defendants filed a motion to dismiss the consolidated complaint on the ground that it failed to state facts sufficient to state a claim under the securities laws. A hearing on the motion was held on May 22, 2006, and the Court took the matter under submission. A decision is expected to be forthcoming soon. We have tendered these matters to our insurance carriers.

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

In April 2005, an alleged owner of our stock, derivatively sued all of our directors and certain senior Company officers, purportedly on our behalf, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 through April 22, 2005. The complaints, filed in Superior Court of the State of California for the County of San Diego and subsequently consolidated, seek to recover on our behalf alleged unspecified damages sustained by us as a result of such alleged actions, treble damages, disgorgement of profits from the sale of our securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. In August 2005, the defendants moved to dismiss the consolidated complaint on the ground that the stockholders had failed to make a demand on the Company’s Board and failed to adequately allege that a demand was excused. The Court granted the motion but gave plaintiffs leave to amend. The plaintiffs filed an amended complaint which defendants have again moved to dismiss. On April 21, 2006, the Court again sustained the defendants’ demurrer and deferred a decision on whether to permit the plaintiffs to file an amended complaint until July 7, 2006. We have tendered these matters to our insurance carriers, and do not believe the outcome of these matters will have a material adverse impact on our consolidated financial position or results of operations in any future period.

In June 2005, we were named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Los Angeles alleging violations of the California Labor Code. The named plaintiffs, Wayne Boyd, Anthony Castro, Gilbert Hernandez, and Daniel Lepkosky, purport to represent all current and former hourly, non-exempt employees of our California stores from June 27, 2001 to the present. These plaintiffs allege that during this period they were not paid all wages, were not paid overtime, were not authorized and permitted to take rest breaks as required by law, were not provided meal breaks as required by law, were not paid “reporting time” pay, and were not paid all wages upon separation from employment. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief. On

March 2, 2006, Plaintiff Gilbert Hernandez requested that his claims against the Company be dismissed and the Court approved this request. On March 17, 2006, Plaintiff Wayne Boyd requested that his claims against the Company be dismissed and the Court approved this request.

In September 2005, another purported class action alleging Labor Code violations was filed in the Superior Court of the State of California for the County of Los Angeles naming us as the defendant. The named plaintiff in the September 19 suit, Natalie Wade, purports to represent a class of current and former PETCO employees who she alleges were not paid all wages earned, were not provided meal breaks, were not authorized and permitted to take rest breaks, and were not provided with itemized wage statements as required by law. This complaint also seeks unspecified monetary damages and other relief. A first amended complaint was filed on or about November 16, 2005. This amendment neither added nor altered any of the causes of action asserted but appears to have been made in an effort to cure a failure to comply with certain administrative requirements. In February 2006, Plaintiff Natalie Wade’s lawsuit against the Company was voluntarily dismissed.

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

Item 1A.	Risk Factors

Certain Cautionary Statements

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4—“Controls and Procedures,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, without limitation, those set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q, and the factors discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. No undue reliance should be placed on forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) The Company’s purchases of its common stock during the thirteen-week period ended April 29, 2006 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 29, 2006 – February 25, 2006	—	—	—	—
February 26, 2006 – March 25, 2006	—	—	—	—
March 26, 2006 – April 29, 2006	830,233	$23.08	830,233	$80,860,994

Total	830,233	$23.08	830,233	$80,860,994

(1)	On March 14, 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock. The number of shares to be repurchased and the timing of purchases will be based on several factors, including the price of the Company’s stock, general business and market conditions, and other investment opportunities. The repurchase program may be suspended or discontinued at any time.
(2)	Excludes brokerage commissions paid by the Company.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certifications

99.1	Cautionary Statements Regarding Forward-looking Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.

By:	/s/ JAMES M. MYERS
James M. Myers
Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2006

By:	/s/ RODNEY CARTER
Rodney Carter
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 5, 2006