Form 10-Q
period 2006-07-29
PETCO ANIMAL SUPPLIES INC
filed 2006-08-24
CIK 888455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Large accelerated filer ☒                     Accelerated filer ☐                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding
Common Stock, $0.001 Par Value	August 18, 2006	57,237,061

PETCO ANIMAL SUPPLIES, INC.

FORM 10-Q

For the Quarter Ended July 29, 2006

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	July 29, 2006	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$23,420	$39,524
Receivables, net	20,010	20,422
Merchandise inventories	195,853	183,336
Deferred tax assets	18,145	16,737
Other current assets	18,561	13,872

Total current assets	275,989	273,891
Fixed assets, at cost	791,040	750,640
Less accumulated depreciation	(409,725)	(373,246)

Fixed assets, net	381,315	377,394
Goodwill	41,898	40,227
Other assets	20,153	18,163

Total assets	$719,355	$709,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,509	$90,834
Accrued salaries and employee benefits	80,941	76,321
Accrued expenses and other liabilities	84,256	82,373
Current portion of long-term debt	—	1,755

Total current liabilities	253,706	251,283
Senior credit facility	55,000	60,000
Senior subordinated notes payable	89,267	89,267
Deferred tax liabilities	16,936	22,579
Deferred rent and other liabilities	75,239	69,708

Total liabilities	490,148	492,837

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 57,232 and 57,890 shares issued and outstanding at July 29, 2006 and January 28, 2006, respectively	57	58
Additional paid-in capital	83,405	72,814
Retained earnings	145,745	143,966

Total stockholders’ equity	229,207	216,838

Total liabilities and stockholders’ equity	$719,355	$709,675

See accompanying notes to unaudited consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$531,134	$482,746	$1,052,126	$962,340
Cost of sales and occupancy costs	363,257	322,744	715,421	640,285

Gross profit	167,877	160,002	336,705	322,055
Selling, general and administrative expenses	140,670	126,483	287,564	253,914
Merger-related costs	4,726	—	4,726	—

Operating income	22,481	33,519	44,415	68,141
Interest expense, net	3,680	3,619	7,172	7,205
Debt retirement costs	—	—	—	2,447

Earnings before income taxes	18,801	29,900	37,243	58,489
Income taxes	8,886	11,870	16,300	23,220

Net earnings	$9,915	$18,030	$20,943	$35,269

Net earnings per share:
Basic	$0.17	$0.31	$0.36	$0.61

Diluted	$0.17	$0.31	$0.36	$0.60

Shares used for computing net earnings per share:
Basic	57,188	57,778	57,414	57,742

Diluted	57,676	58,517	57,844	58,560

See accompanying notes to unaudited consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Twenty-six weeks ended
	July 29, 2006	July 30, 2005
Cash flows from operating activities:
Net earnings	$20,943	$35,269
Depreciation and amortization	42,078	37,919
Amortization of debt issuance costs	147	120
Provision for deferred and other taxes	(6,796)	(5,977)
Stock based compensation	7,590	—
Impairments and write-offs of fixed and other assets	457	788
Non-cash write-off of debt issuance costs	—	56
Changes in assets and liabilities:
Receivables	411	(3,540)
Merchandise inventories	(11,981)	(13,998)
Other assets	(5,756)	(5,588)
Accounts payable	(2,325)	10,087
Accrued salaries and employee benefits	4,620	1,390
Accrued expenses and other liabilities	1,872	11,402
Deferred rent and other liabilities	5,532	9,911

Net cash provided by operating activities	56,792	77,839

Cash flows from investing activities:
Additions to fixed assets	(45,294)	(68,815)
Net cash invested in acquisitions	(3,912)	—

Net cash used in investing activities	(49,206)	(68,815)

Cash flows from financing activities:
Borrowings under long-term debt agreements	259,300	28,100
Repayments of long-term debt	(266,056)	(43,072)
Debt issuance costs	(516)	—
Repurchase of common stock	(19,164)	—
Net proceeds from issuance of common stock	2,639	2,535
Excess tax benefit realized from stock-based compensation awards	107	—

Net cash used in financing activities	(23,690)	(12,437)

Net decrease in cash and cash equivalents	(16,104)	(3,413)
Cash and cash equivalents at beginning of year	39,524	36,815

Cash and cash equivalents at end of period	$23,420	$33,402

See accompanying notes to unaudited consolidated financial statements.

PETCO ANIMAL SUPPLIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share data)

Note 1—General

PETCO Animal Supplies, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “PETCO”), is a national specialty retailer of premium pet food, supplies and services with 817 stores in 49 states and the District of Columbia as of July 29, 2006. The Company’s products include pet food, supplies, grooming products, toys, novelty items and vitamins, small pets such as fish, birds and other small animals (excluding cats and dogs), and veterinary supplies.

In the opinion of management of PETCO, the unaudited consolidated financial statements presented herein contain all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows of the Company as of July 29, 2006 and for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain prior period amounts have been reclassified to conform to the current period presentation.

Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2006 refer to the fiscal year beginning on January 29, 2006 and ending on February 3, 2007.

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

The Company adopted SFAS No. 123(R) using the modified-prospective approach. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock units and stock options. The Company has no awards outstanding with market or performance conditions. Stock-based compensation is recognized as expense using the straight-line method over the vesting period of the award, which is generally also the requisite service period.

Upon the adoption of SFAS No. 123(R), the Company revised its approach to apply the non-substantive vesting period approach to all new share-based compensation awards granted after January 29, 2006. Under this approach, all compensation cost is recognized on the date of grant for awards issued to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. The Company continues to apply the nominal vesting period approach for the portion of unvested outstanding awards issued prior to the adoption of SFAS No. 123(R). Had the Company also applied the non-substantive vesting period approach to awards granted prior to the adoption date, compensation expense would have been approximately $0.1 million lower and $0.2 million lower for the thirteen week periods ended July 29, 2006 and July 30, 2005, respectively, and approximately $0.2 million lower and $1.6 million higher for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively.

Under the provisions of SFAS No. 123(R), management is required to estimate expected pre-vesting forfeitures for share-based awards and only recognize expense for those awards that are expected to vest. Prior to the adoption of SFAS 123(R), pre-vesting forfeitures were recognized in the pro forma footnote expense as they occurred. Compensation expense recognized for the thirteen and twenty-six week periods ended July 29, 2006 has been reduced for estimated pre-vesting forfeitures. If the Company were to change its estimate of pre-vesting forfeitures, the amount of stock-based compensation could differ significantly from the amount recognized in the financial statements.

The following table details the effect on net earnings and earnings per share as if compensation expense had been recorded in the thirteen and twenty-six week periods ended July 30, 2005, based on the fair value determined under SFAS No. 123 (“pro forma”). The reported and pro forma net earnings and earnings per share for the thirteen and twenty-six week periods ended July 29, 2006 are the same since stock-based compensation expense has been recorded under the provisions of SFAS No. 123(R).

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings as reported	$9,915	$18,030	$20,943	$35,269
Stock-based compensation recorded using the intrinsic value method, net of tax	—	—	—	—
Stock-based compensation using the fair value method, net of tax	—	(1,339)	—	(2,931)

Pro forma net earnings	$9,915	$16,691	$20,943	$32,338

Basic earnings per share – as reported	$0.17	$0.31	$0.36	$0.61
Basic earnings per share – pro forma	$—	$0.29	$—	$0.56
Diluted earnings per share – as reported	$0.17	$0.31	$0.36	$0.60
Diluted earnings per share – pro forma	$—	$0.29	$—	$0.55

The Company recognized stock-based compensation expense for the thirteen week period ended July 29, 2006 of $2.7 million and a related income tax benefit of $1.0 million, resulting in a net stock-based compensation charge of $1.7 million, or $0.03 per basic and diluted share. For the twenty-six week period ended July 29, 2006, the

Company recognized stock-based compensation expense of $7.6 million and a related income tax benefit of $2.7 million, resulting in a net stock-based compensation charge of $4.9 million, or $.08 per basic and diluted share.

Incentive Compensation Plans

Stock options granted under the 1994 Stock Option Plan are exercisable for up to ten years following the date of grant and generally vest 100% on the date which is three years from the date of grant. Stock options were last awarded under the 1994 Stock Option Plan in fiscal 2001 and no further grants will be made. As of July 29, 2006, there were 263 shares of common stock subject to options outstanding under the 1994 Stock Option Plan.

The 2002 Incentive Award Plan (the “Incentive Plan”) provides for the granting of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits to officers, employees, consultants and directors. Except with regard to grants to independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 1,115 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 2.0% of the total number of issued and outstanding shares of common stock outstanding as of the last day of the fiscal year immediately preceding such March 1. With respect to grants to the Company’s independent directors, the aggregate share limit under the Incentive Plan is equal to the sum of (1) 56 shares of common stock, plus (2) on March 1 of each year during the term of the Incentive Plan commencing on March 1, 2003, a number of shares of common stock equal to 0.1% of the total number of issued and outstanding shares of common stock as of the last day of the fiscal year immediately preceding such March 1. At July 29, 2006, 1,509 shares remained available for future grant under the Incentive Plan.

As of July 29, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock units was $12.0 million and $4.4 million, respectively, which is expected to be recognized over a weighted-average period of 1.5 years and 2.6 years, respectively.

Stock Options

Stock options granted under the Incentive Plan generally vest 100% on the date which is three years from the date of the grant. Options expire ten years from the date of the grant. All option grants under the Incentive Plan have an exercise price equal to the market price of the underlying common stock on the date of grant.

The estimated weighted-average fair value per share of the options granted during the thirteen week periods ended July 29, 2006 and July 30, 2005 was $8.49 and $7.09, respectively. The estimated weighted-average fair value per share of the options granted during the twenty-six week periods ended July 29, 2006 and July 30, 2005 was estimated to be $8.34 and $12.87, respectively. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	36.3%	29.5%	36.3%	29.5%
Risk-free interest rate (2)	4.7%	3.9%	4.7%	4.2%
Expected life (3)	5.5 years	2.9 years	5.4 years	5.7 years

(1)	The expected volatility is estimated based on a simple average of the Company’s historical stock price volatility and volatility implied by publicly traded call options with terms greater than six months.

(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(3)	The expected life of stock options is estimated based on historical exercise experience on options granted subsequent to the Company’s February 2002 Initial Public Offering and projected exercise patterns for outstanding options.

Information about the Company’s stock option activity during the twenty-six week period ended July 29, 2006 is as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	3,988	$26.58
Granted	579	$20.23
Exercised	(172)	$15.22
Forfeited	(240)	$32.68
Expired	(69)	$26.14

Options outstanding, end of period	4,086	$25.81	7.8	$9,962

Options exercisable, end of period	1,354	$16.41	6.4	$9,036

The total intrinsic value of stock options exercised during the thirteen week periods ended July 29, 2006 and July 30, 2005 was $0.5 million and $1.4 million, respectively. For the twenty-six week periods ended July 29, 2006 and July 30, 2005, the total intrinsic value of stock options exercised was $1.1 million and $3.8 million, respectively. Net cash proceeds from the exercise of stock options were $1.0 million and $0.8 million and the associated income tax benefit realized was $0.2 million and $0.6 million for the thirteen week periods ended July 29, 2006 and July 30, 2005, respectively. Net cash proceeds from the exercise of stock options were $2.6 million and $2.5 million and the associated income tax benefit realized was $0.5 million and $1.4 million for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively.

Restricted Stock Units

Restricted stock unit awards are issued and measured at market value on the date of grant and generally become exercisable in three equal annual installments beginning one year from the date of grant.

Information about the Company’s restricted stock unit activity during the twenty-six week period ended July 29, 2006 is as follows:

	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Unvested restricted stock units, January 28, 2006	—	—
Granted	398	$20.19
Vested	—	—
Forfeited	(18)	$20.19

Unvested restricted stock units, July 29, 2006	380	$20.19

Note 3—Net Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share includes dilutive common share equivalents comprised of shares issuable under the Company’s equity award compensation plans. Net earnings and the weighted-average number of common shares used to compute basic and diluted net earnings per share are presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings	$9,915	$18,030	$20,943	$35,269

Common shares, basic	57,188	57,778	57,414	57,742
Dilutive effect of stock options and restricted stock units	488	739	430	818

Common shares, diluted	57,676	58,517	57,844	58,560

Options to purchase common shares that were outstanding, but were not included in the computation of diluted net earnings per share because of their anti-dilutive impact, were 2,825 and 2,830 for the thirteen and twenty-six week periods ended July 29, 2006, and 2,386 and 1,258 for the thirteen and twenty-six week periods ended July 30, 2005, respectively.

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

At July 29, 2006, the Company was in compliance with all of the covenants under the revolving credit facility, and the outstanding balance of the revolving credit facility was $55.0 million. Amounts outstanding under the revolving credit facility are due in full on March 31, 2011. The weighted-average interest rate at July 29, 2006 on the borrowings under the revolving credit facility was 6.3%. At July 29, 2006, the Company had outstanding $35.6 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $259.4 million.

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

In the first quarter of fiscal 2005 the Company repurchased $14.7 million in aggregate principal amount of its senior subordinated notes and recorded debt retirement costs totaling $2.4 million, consisting primarily of a prepayment premium. As of July 29, 2006, there was $89.3 million in aggregate principal amount of the senior subordinated notes outstanding.

Note 6—Shareholders’ Equity

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock. During the first quarter of fiscal 2006, the Company repurchased approximately 830 shares for a total price of approximately $19.2 million. The Company did not repurchase any shares during the second quarter of fiscal 2006.

Note 7—Agreement and Plan of Merger

On July 13, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rover Holdings Corp., a Delaware corporation (the “Buyer”), and Rover Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Buyer. According to the terms of the Merger Agreement, Rover Acquisition Corp. will be merged with and into the Company, with the Company as the surviving corporation (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.001 per share, will be canceled and converted automatically into the right to receive $29.00 in cash, without interest. The aggregate purchase price approximates $1.8 billion, including assumed debt.

Completion of the Merger is subject to customary closing conditions including, among others, approval by the Company’s stockholders and the absence of any order or injunction prohibiting the consummation of the Merger. The Company currently anticipates completing the Merger by the fourth quarter of 2006. However, there can be no assurance that the Merger will be completed.

The Merger Agreement contains certain termination rights for both the Company and the Buyer. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay the Buyer a termination fee of either $30 million or $50 million, depending on the conditions relating to the termination and, in addition, to reimburse the Buyer for an amount not to exceed $3 million for expenses incurred. The Company’s reimbursement of the Buyer would not reduce the amount of any required termination fee payable by the Company. The Merger Agreement further provides that, upon termination under specified circumstances, the Buyer would be required to pay the Company a termination fee of $50 million.

If consummated, the Merger will represent a change in control under the indenture governing the senior subordinated notes. Following any change of control, the indenture requires the Company to offer to repurchase the notes at an offer price in cash equal to 101% of the principal amount, plus accrued and unpaid interest. Further, upon any written request by Buyer, the Merger Agreement requires the Company to offer to purchase all of the notes on price terms that are acceptable to Buyer. Further, the Buyer may elect, immediately prior to the closing of the Merger, to require a covenant defeasance of the notes pursuant to the indenture governing the notes.

Note 8—Contingencies

In April 2005, the Company and certain senior Company officers were named as defendants in several purported class actions filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiffs purport to represent a class of purchasers of the Company’s stock during the period November 18, 2004 to April 14, 2005, and allege that during such period the defendants misrepresented the Company’s financial position and that the plaintiff and the purported class of purchasers during that period were damaged in unspecified amounts by paying artificially and falsely inflated prices for the Company’s stock. In October 2005, a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including other senior Company officers, several former and current members of the Company’s Board of Directors, and two former stockholders of the Company. On August 1, 2006 the Court issued its order granting in part and denying in part defendants’ motion to dismiss. The Court dismissed (a) the claims against the former stockholders and certain officers and directors and (b) certain of plaintiffs’ alleged operational misrepresentation claims, but denied the motion to dismiss with respect to the alleged accounting misrepresentation claims made against the Company and certain of its directors and senior officers. It is expected that discovery will commence shortly after a discovery conference currently anticipated for September. The Company has tendered these matters to its insurance carriers.

In April 2005, an alleged owner of the Company’s stock, derivatively sued all of the Company’s directors and certain senior Company officers, purportedly on behalf of the Company, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 through April 22, 2005. The complaints, filed in Superior Court of the State of California for the County of San Diego and subsequently consolidated, seek to recover on behalf of the Company alleged unspecified damages sustained by the Company as a result of such alleged actions, treble damages, disgorgement of profits from the sale of the Company’s securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. In August 2005, the defendants moved to dismiss the consolidated complaint on the ground that the stockholders had failed to make a demand on the Company’s Board and failed to adequately allege that a demand was excused. The Court granted the motion but gave the plaintiffs leave to amend. On July 7, 2006 the Court granted leave to plaintiffs to file a third amended complaint but expressly noted that it was without prejudice to defendants demurring to that amended complaint. A hearing on that demurrer is set for September 1, 2006. Plaintiffs have recently filed a motion for leave to file a fourth amended complaint and a hearing on that motion is scheduled for September 29, 2006. That motion seeks to add allegations against the Company’s Board of Directors relating to the recent acquisition announcement. Defendants anticipate plaintiffs withdrawing that motion but, if necessary, will oppose it on a variety of grounds. The Company has tendered these matters to its insurance carriers.

In June 2005, the Company was named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Los Angeles alleging violations of the California Labor Code. The named plaintiffs, Wayne Boyd, Anthony Castro, Gilbert Hernandez, and Daniel Lepkosky, purport to represent all current and former hourly, non-exempt employees of the Company’s California stores from June 27, 2001 to the present. These plaintiffs allege that during this period they were not paid all wages, were not paid overtime, were not authorized and permitted to take rest breaks as required by law, were not provided meal breaks as required by law, were not paid “reporting time” pay, and were not paid all wages upon separation from employment. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief. In March 2006, Plaintiffs Hernandez and Boyd requested that their claims against the Company be dismissed and the Court approved this request. The Court heard Plaintiff’s Motion for Class Certification on July 28, 2006. At the hearing, the Court denied class certification on Plaintiffs’ meal break claim and rest period claim, the reporting time claim having been abandoned. The Court took the motion under submission as to Plaintiffs’ overtime claim and scheduled a hearing date to determine the threshold legal issue of whether the Company is required to pay overtime for those employees who work in two different workdays during a single work shift. As a result of the Court’s ruling, the remaining two Plaintiffs may pursue only their individual claims for meal periods and rest breaks.

In March 2006, the Company was named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Santa Clara alleging violations of the California Labor Code. The named plaintiff, Martha Rodriguez, purports to represent all current and former General Managers of the Company’s California stores from March 20, 2002 to the present. This plaintiff alleges that she was improperly classified as exempt from overtime compensation, not given adequate itemized wage statements, and not provided the meal periods nor authorized and permitted to take the rest breaks required for non-exempt employees. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief.

In July 2006, two class action complaints were filed on behalf of our stockholders in Superior Court of California, County of San Diego, naming as defendants, among others, the Company and members of the Company’s Board of Directors. The complaints allege, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed merger transaction by approving a transaction that would purportedly provide certain Company stockholders and directors with preferential treatment at the expense of the Company’s other stockholders.

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

Note 9—Supplemental Guarantor Condensed Consolidating Financial Information

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

The following tables present the condensed consolidating balance sheet information of PETCO Animal Supplies, Inc. as of July 29, 2006 and January 28, 2006, the related condensed consolidating statement of operation and of cash flow information for each of the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005.

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

July 29, 2006

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,321	$99	$—	$—	$23,420
Receivables, net	—	3,859	16,151	—	—	20,010
Merchandise inventories	—	182,554	13,299	—	—	195,853
Deferred tax assets	—	18,145	—	—	—	18,145
Other current assets	—	16,725	1,836	—	—	18,561

Total current assets	—	244,604	31,385	—	—	275,989
Fixed assets, net	—	342,701	38,614	—	—	381,315
Goodwill	—	—	41,898	—	—	41,898
Intercompany investments and advances	164,911	431,684	—	—	(596,595)	—
Other assets	—	18,855	1,298	—	—	20,153

Total assets	$164,911	$1,037,844	$113,195	$—	$(596,595)	$719,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3	$35,828	$52,678	$—	$—	$88,509
Intercompany payables	(64,299)	443,669	(379,370)	—	—	—
Accrued salaries and employee benefits	—	77,928	3,013	—	—	80,941
Accrued expenses and other liabilities	—	76,054	8,202	—	—	84,256
Current portion of long-term debt	—	5,600	(5,600)	—	—	—

Total current liabilities	(64,296)	639,079	(321,077)	—	—	253,706
Senior credit facility	—	55,000	—	—	—	55,000
Senior subordinated notes payable	—	89,267	—	—	—	89,267
Deferred tax liabilities	—	16,936	—	—	—	16,936
Deferred rent and other liabilities	—	72,651	2,588	—	—	75,239

Total liabilities	(64,296)	872,933	(318,489)	—	—	490,148
Stockholders’ equity	229,207	164,911	431,684	—	(596,595)	229,207

Total liabilities and stockholders’ equity	$164,911	$1,037,844	$113,195	$—	$(596,595)	$719,355

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

For the thirteen week period ended July 29, 2006

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$493,139	$351,903	$—	$(313,908)	$531,134
Cost of sales and occupancy costs	—	351,465	283,023	—	(271,231)	363,257

Gross profit	—	141,674	68,880	—	(42,677)	167,877
Selling, general and administrative expenses	—	129,014	54,332	—	(42,676)	140,670
Merger-related costs	—	4,726	—	—	—	4,726

Operating income	—	7,934	14,548	—	(1)	22,481
Interest expense, net	—	3,740	(60)	—	—	3,680

Earnings before income taxes	—	4,194	14,608	—	(1)	18,801
Income taxes	—	8,886	—	—	—	8,886

Earnings before equity in earnings of subsidiaries	—	(4,692)	14,608	—	(1)	9,915
Equity in earnings of subsidiaries	9,916	14,608	—	—	(24,524)	—

Net earnings	$9,916	$9,916	$14,608	$—	$(24,525)	$9,915

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

For the thirteen week period ended July 30, 2005

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

For the twenty-six week period ended July 29, 2006

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Net sales	$—	$976,243	$696,089	$—	$(620,206)	$1,052,126
Cost of sales and occupancy costs	—	693,948	555,906	—	(534,433)	715,421

Gross profit	—	282,295	140,183	—	(85,773)	336,705
Selling, general and administrative expenses	—	264,134	109,203	—	(85,773)	287,564
Merger-related costs	—	4,726	—	—	—	4,726

Operating income	—	13,435	30,980	—	—	44,415
Interest expense, net	—	7,293	(121)	—	—	7,172

Earnings before income taxes	—	6,142	31,101	—	—	37,243
Income taxes	—	16,300	—	—	—	16,300

Earnings before equity in earnings of subsidiaries	—	(10,158)	31,101	—	—	20,943
Equity in earnings of subsidiaries	20,943	31,101	—	—	(52,044)	—

Net earnings	$20,943	$20,943	$31,101	$—	$(52,044)	$20,943

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION INFORMATION

For the twenty-six week period ended July 30, 2005

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

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the twenty-six week period ended July 29, 2006

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$20,943	$20,943	$31,101	$—	$(52,044)	$20,943
Adjustments to reconcile net earnings to net cash provided by operating activities	(4,525)	10,779	(22,449)	—	52,044	35,849

Net cash provided by operating activities	16,418	31,722	8,652	—	—	56,792

Cash flows from investing activities:
Additions to fixed assets	—	(36,641)	(8,653)	—	—	(45,294)
Net cash invested in acquisitions	—	(3,912)				(3,912)

Net cash used in investing activities	—	(40,553)	(8,653)	—	—	(49,206)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	259,300	—	—	—	259,300
Repayments of long-term debt	—	(266,056)	—	—	—	(266,056)
Debt issuance costs	—	(516)				(516)
Repurchase of common stock	(19,164)	—				(19,164)
Net proceeds from issuance of common stock	2,639	—	—	—	—	2,639
Excess tax benefit realized from stock-based compensation awards	107	—	—	—	—	107

Net cash used in financing activities	(16,418)	(7,272)	—	—	—	(23,690)

Net decrease in cash and cash equivalents	—	(16,103)	(1)	—	—	(16,104)
Cash and cash equivalents at beginning of year	—	39,424	100	—	—	39,524

Cash and cash equivalents at end of period	$—	$23,321	$99	$—	$—	$23,420

PETCO ANIMAL SUPPLIES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the twenty-six week period ended July 30, 2005

(unaudited, in thousands)

	PETCO Animal Supplies, Inc. Parent Company Guarantor	PETCO Animal Supplies Stores, Inc. Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	PETCO Animal Supplies, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$35,269	$35,269	$34,548	$—	$(69,817)	$35,269
Adjustments to reconcile net earnings to net cash provided by operating activities	(35,269)	35,744	(27,722)	—	69,817	42,570

Net cash provided by operating activities	—	71,013	6,826	—	—	77,839

Cash flows from investing activities:
Additions to fixed assets	—	(61,894)	(6,921)	—	—	(68,815)

Net cash used in investing activities	—	(61,894)	(6,921)	—	—	(68,815)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	28,100	—	—	—	28,100
Repayments of long term debt	—	(43,072)	—	—	—	(43,072)
Net proceeds from issuance of common stock	—	2,535	—	—	—	2,535

Net cash used in financing activities	—	(12,437)	—	—	—	(12,437)

Net decrease in cash and cash equivalents	—	(3,318)	(95)	—	—	(3,413)
Cash and cash equivalents at beginning of year	—	36,590	225	—	—	36,815

Cash and cash equivalents at end of period	$—	$33,272	$130	$—	$—	$33,402

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

PETCO is a leading specialty retailer of premium pet food, supplies and services. At July 29, 2006, we operated 817 stores in 49 states and the District of Columbia. Our strategy is to offer our customers a complete assortment of pet-related products and services at fair prices, with superior levels of customer service at convenient locations. Our stores offer a fun, exciting shopping experience and generally range in size from 12,000 to 15,000 square feet.

During the twenty-six week period ended July 29, 2006, we increased our net sales by 9.3% over the prior year period, to $1.1 billion, and our net earnings were $20.9 million. We plan to further enhance our financial performance in future years: (1) with innovative store formats that offer superior customer service, convenience and a fun and exciting shopping environment; (2) through strategic expansion in both existing and new markets; (3) by targeting merchandising efforts to drive greater sales of premium pet foods, higher-margin pet accessories, supplies and services; (4) by generating comparable store net sales growth, partly through our continuing initiative of remodeling certain stores; (5) by expanding our store base, which offers economies of scale and purchasing efficiencies; and (6) with broad product offering of over 10,000 high quality pet-related products, most of which are not found in typical supermarkets or mass merchants.

We plan to increase our aggregate store square footage by approximately 8% to 10% per year on a long-term basis. Our year-over-year increase in square footage in fiscal 2005 was 11.8%, and our total store square footage at January 28, 2006 was approximately 11.3 million square feet. Our total store square footage at July 29, 2006 was approximately 11.8 million square feet. We plan to open approximately 90 new stores in fiscal 2006, or approximately 75 stores net of relocations and closings. In fiscal 2006, we intend to remodel up to 35 of our existing stores, and we plan to remodel additional existing stores in the future. We also plan to relocate certain existing stores and close certain under-performing stores. As a result of our store expansion strategy, operating results in any future year may reflect lower average store contribution and operating margins due to initially lower anticipated sales volumes of newer stores.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy costs	68.4	66.9	68.0	66.5

Gross profit	31.6	33.1	32.0	33.5
Selling, general and administrative expenses	26.5	26.2	27.3	26.4
Merger-related costs	0.9	—	0.4	—

Operating income	4.2	6.9	4.2	7.1
Interest expense, net	0.7	0.7	0.7	0.7
Debt retirement costs	—	—	—	0.3

Earnings before income taxes	3.5	6.2	3.5	6.1
Income taxes	1.7	2.5	1.5	2.4

Net earnings	1.9%	3.7%	2.0%	3.7%

Thirteen Week Periods Ended July 29, 2006 Compared With Thirteen Week Periods Ended July 30, 2005

Net sales increased 10.0% to $531.1 million for the thirteen-week period ended July 29, 2006 from $482.7 million for the thirteen-week period ended July 30, 2005. The increase in net sales resulted primarily from the comparable store net sales increase of 3.4% and the increase in our store square footage of approximately 9.8% from July 30, 2005 to July 29, 2006. We added 79 new stores since the prior year second quarter, or 63 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $16.4 million, or approximately 33.8%, of the net sales increase, while the net increase in our store base accounted for approximately $32.0 million, or approximately 66.2%, of the net sales increase. The comparable store net sales increase was primarily attributable to an increase in average sales per transaction and the contribution of newer stores.

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

Gross profit, defined as net sales less cost of sales and store occupancy costs, increased 4.9% to $167.9 million for the thirteen-week period ended July 29, 2006 from $160.0 million for the prior year period. Gross profit was 31.6% compared to 33.1% in the prior year period. A decrease in gross profit of approximately 0.9% of net sales was due to increased store occupancy and distribution costs as a percentage of net sales primarily related to the Company’s increased number of store openings in recent years, higher utility costs and gas prices, as well as investments in the supply chain. The remaining decrease was due primarily to lower levels of vendor support, higher levels of inventory shrinkage and strong growth in lower-margin service and food sales.

Selling, general and administrative expenses increased 11.2% to $140.7 million for the thirteen-week period ended July 29, 2006 from $126.5 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 26.5% from 26.2% in the prior year period. An increase of approximately 0.5% of net sales was related to stock-based compensation expense recorded upon the adoption of

Statement of Financial Accounting Standards No. 123(R), Share-based Payments (“SFAS No. 123(R)”) in the first quarter of fiscal 2006. Partially offsetting this increase were decreases in store and corporate operating expenses as a percentage of net sales.

During the thirteen week period ended July 29, 2006, we incurred merger-related costs of approximately $4.7 million associated with the agreement and plan of merger announced in July 2006.

Operating income in the thirteen-week period ended July 29, 2006 decreased 32.9% to $22.5 million, or 4.2% of net sales, from $33.5 million, or 6.9% of net sales, in the prior year period.

Net interest expense was $3.7 million for the thirteen-week period ended July 29, 2006, compared with $3.6 million for the thirteen week period ended July 30, 2005.

Income taxes for the thirteen-week period ended July 29, 2006 were $8.9 million, compared with $11.9 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased to 47.3% in the thirteen-week period ended July 29, 2006 from 39.7% in the prior year period. This increase is primarily due to the non-deductibility of merger-related costs for purposes of state and federal taxes, partially offset by a decrease associated with certain discrete tax items in the second quarter of fiscal 2006.

Net earnings in the thirteen-week period ended July 29, 2006 decreased 45.0% to $9.9 million, or $0.17 per diluted share, compared with net earnings of $18.0 million, or $0.31 per diluted share, in the prior year period.

Twenty-six Week Period Ended July 29, 2006 Compared With Twenty-six Week Period Ended July 30, 2005

Net sales increased 9.3% to $1.1 billion for the twenty-six week period ended July 29, 2006 from $962.3 million for the twenty-six week period ended July 30, 2005. The increase in net sales resulted primarily from the comparable store net sales increase of 2.8% and the increase in our square footage of 9.8% from July 30, 2005 to July 29, 2006. We added 79 new stores since the prior year second quarter, or 63 stores net of relocations and closings. The increase in comparable store net sales accounted for approximately $26.8 million, or 29.8%, of the net sales increase, while the net increase in our store base accounted for approximately $63.0 million, or 70.2%, of the net sales increase. The comparable store net sales increase was primarily attributable to an increase in average sales per transaction and the contribution of newer stores.

Gross profit, defined as net sales less cost of sales and store occupancy costs, increased 4.5% to $336.7 million for the twenty-six week period ended July 29, 2006 from $322.1 million for the prior year period. Gross profit was 32.0% compared to 33.5% in the prior year period. A decrease in gross profit of approximately 0.8% of net sales was due to increased store occupancy and distribution costs as a percentage of net sales primarily related to the Company’s increased number of store openings in recent years, higher utility costs and gas prices, as well as investments in supply chain. The remaining decrease was due primarily to lower levels of vendor support, higher levels of inventory shrinkage and strong growth in lower-margin service and food sales.

Selling, general and administrative expenses increased 13.3% to $287.6 million in the twenty-six week period ended July 29, 2006 from $253.9 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 27.3% from 26.4% in the prior year period. An increase of approximately 0.7% of net sales was related to stock-based compensation expense recorded upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-based Payments (“SFAS No. 123(R)”) in the first quarter of fiscal 2006. The remaining increase was primarily due to planned increases in store-level payroll to support improved customer service.

During the twenty-six week period ended July 29, 2006, we incurred merger-related costs of approximately $4.7 million associated with the agreement and plan of merger announced in July 2006.

Operating income in the twenty-six week period ended July 29, 2006 decreased 34.8% to $44.4 million, or 4.2% of net sales, from $68.1 million, or 7.1% of net sales, in the prior year period.

Net interest expense was $7.2 million for the twenty-six week periods ended July 29, 2006 and July 30, 2005.

During the twenty-six week period ended July 30, 2005, we incurred debt retirement costs totaling $2.4 million, consisting primarily of a purchase premium, related to the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes in the first quarter of fiscal 2005.

Income taxes for the twenty-six week period ended July 29, 2006 were $16.3 million, compared with $23.2 million in the prior year period. Income taxes as a percentage of earnings before income taxes increased to 43.8% in the twenty-six week period ended July 29, 2006 from 39.7% in the prior year period. This increase is primarily due to the non-deductibility of merger-related costs for purposes of state and federal taxes, partially offset by a decrease associated with certain discrete tax items in the second quarter of fiscal 2006.

Net earnings in the twenty-six week period ended July 29, 2006 decreased 40.6% to $20.9 million, or $0.36 per diluted share, compared with net earnings of $35.3 million, or $0.60 per diluted share, in the prior year period.

Liquidity and Capital Resources

We finance our operations and store expansion program primarily through cash generated from operating activities. Net cash provided by operating activities was $56.8 million and $77.8 million for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively. Our sales are substantially on a cash basis, and therefore provide a significant source of liquidity. We use net operating cash principally to purchase inventory, to fund our capital expenditures and to make interest payments on our debt. A portion of the inventory we purchase is financed through vendor credit terms.

We use cash in investing activities primarily to construct leasehold improvements and purchase fixtures and equipment for new stores, to remodel certain existing stores and, to a lesser extent, to purchase distribution center and office fixtures, equipment and computer hardware and software in support of our distribution and administrative functions. We estimate that our purchases of fixed assets for fiscal 2006 will be between $110 million and $115 million which includes the opening of approximately 90 new stores and the estimated cost of remodeling up to 35 existing stores. Cash used in investing activities was $49.2 million and $68.8 million for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively, and consisted primarily of capital expenditures.

Net cash used in financing activities was $23.7 million for the twenty-six-week period ended July 29, 2006 and consisted primarily of net repayments on our revolving credit facility of $5.0 million and repurchases of common stock of $19.2 million. Net cash used in financing activities was $12.4 for the twenty-six week period ended July 30, 2005 and consisted primarily of the repurchase of $14.7 million in principal amount of our 10.75% senior subordinated notes.

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

At July 29, 2006, we were in compliance with all of the covenants under our revolving credit facility, and the outstanding balance of our revolving credit facility was $55.0 million. Amounts outstanding under our revolving credit facility are due in full on March 31, 2011. The weighted-average interest rate at July 29, 2006 on the borrowings under our revolving credit facility was 6.3%. At July 29, 2006, we had outstanding $35.6 million in letters of credit used for general business purposes, which reduced the availability under the revolving credit facility to $259.4 million.

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

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the first quarter of fiscal 2006, we repurchased approximately 830,000 shares for a total price of approximately $19.2 million. We did not repurchase any shares during the quarter ended July 29, 2006.

Agreement and Plan of Merger

On July 13, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rover Holdings Corp., a Delaware corporation (the “Buyer”), and Rover Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Buyer. According to the terms of the Merger Agreement, Rover Acquisition Corp. will be merged with and into PETCO, with PETCO as the surviving corporation (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, par value $0.001 per share, will be canceled and converted automatically into the right to receive $29.00 in cash, without interest. The aggregate purchase price approximates $1.8 billion, including assumed debt.

Completion of the Merger is subject to customary closing conditions including, among others, approval by our stockholders and the absence of any order or injunction prohibiting the consummation of the Merger. We currently anticipate completing the Merger by the fourth quarter of 2006. However, there can be no assurance that the Merger will be completed.

The Merger Agreement contains certain termination rights for both PETCO and the Buyer. The Merger Agreement provides that, upon termination under specified circumstances, we would be required to pay the

Buyer a termination fee of either $30 million or $50 million, depending on the conditions relating to the termination and, in addition, to reimburse the Buyer for an amount not to exceed $3 million for expenses incurred. Our reimbursement of the Buyer would not reduce the amount of any required termination fee payable by us. The Merger Agreement further provides that, upon termination under specified circumstances, the Buyer would be required to pay us a termination fee of $50 million.

If consummated, the Merger will represent a change in control under the indenture governing our senior subordinated notes. Following any change of control, the indenture requires us to offer to repurchase the notes at an offer price in cash equal to 101% of the principal amount, plus accrued and unpaid interest. Further, upon any written request by Buyer, the Merger Agreement requires us to offer to purchase all of the notes on price terms that are acceptable to Buyer. Further, the Buyer may elect, immediately prior to the closing of the Merger, to require a covenant defeasance of the notes pursuant to the indenture governing the notes.

Off-Balance Sheet Arrangements

At July 29, 2006, we had outstanding $35.6 million in letters of credit used for general business purposes, which reduce the availability under our revolving credit facility.

At July 29, 2006 and January 28, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All of the $55.0 million in debt under our revolving credit facility as of July 29, 2006 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in variable rates from the applicable rate at July 29, 2006 would increase net interest expense by approximately $0.3 million on an annual basis, and would decrease both earnings and cash flows for that annual period by a corresponding amount. We cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We did not have any significant foreign exchange or other market risk at July 29, 2006.

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

In April 2005, we and certain senior Company officers were named as defendants in several purported class actions filed in United States District Court for the Southern District of California alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. The named plaintiffs purport to represent a class of purchasers of our stock during the period November 18, 2004 to April 14, 2005, and allege that during such period the defendants misrepresented our financial position and that the plaintiff and the purported class of purchasers during that period were damaged in unspecified amounts by paying artificially and falsely inflated prices for our stock. In October 2005, a consolidated complaint was filed extending the class period from August 18, 2004 to August 25, 2005, adding additional but similar causes of action, and naming additional defendants, including other senior Company officers, several former and current members of our Board of Directors, and two former stockholders. On August 1, 2006 the Court issued its order granting in part and denying in part defendants’ motion to dismiss. The Court dismissed (a) the claims against the former stockholders and certain officers and directors and (b) certain of plaintiffs’ alleged operational misrepresentation claims, but denied the motion to dismiss with respect to the alleged accounting misrepresentation claims made against us and certain directors and senior officers. It is expected that discovery will commence shortly after a discovery conference currently anticipated for September. We have tendered these matters to our insurance carriers.

In April 2005, an alleged owner of our stock, derivatively sued all of our directors and certain senior Company officers, purportedly on our behalf, alleging that such officers and directors engaged in breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and other violations of California law during the period November 18, 2004 through April 22, 2005. The complaints, filed in Superior Court of the State of California for the County of San Diego and subsequently consolidated, seek to recover on our behalf alleged unspecified damages sustained by us as a result of such alleged actions, treble damages, disgorgement of profits from the sale of our securities and benefits and compensation obtained by the individual defendants, and extraordinary equitable and/or injunctive relief as permitted by law. In August 2005, the defendants moved to dismiss the consolidated complaint on the ground that the stockholders had failed to make a demand on the Company’s Board and failed to adequately allege that a demand was excused. The Court granted the motion but gave plaintiffs leave to amend. On July 7, 2006 the Court granted leave to plaintiffs to file a third amended complaint but expressly noted that it was without prejudice to defendants demurring to that amended complaint. A hearing on that demurrer is set for September 1, 2006. Plaintiffs have recently filed a motion for leave to file a fourth amended complaint and a hearing on that motion is scheduled for September 29, 2006. That motion seeks to add allegations against our Board of Directors relating to the recent acquisition announcement. Defendants anticipate plaintiffs withdrawing that motion but, if necessary, will oppose it on a variety of grounds. We have tendered these matters to our insurance carriers.

In June 2005, we were named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Los Angeles alleging violations of the California Labor Code. The named plaintiffs, Wayne Boyd, Anthony Castro, Gilbert Hernandez, and Daniel Lepkosky, purport to represent all current and former hourly, non-exempt employees of our California stores from June 27, 2001 to the present. These plaintiffs allege that during this period they were not paid all wages, were not paid overtime, were not authorized and permitted to take rest breaks as required by law, were not provided meal breaks as required by law, were not paid “reporting time” pay, and were not paid all wages upon separation from employment. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief. In March 2006, Plaintiffs Hernandez and Boyd requested that their claims against the Company be dismissed and the Court approved this request. The Court heard Plaintiff’s Motion for Class Certification on July 28, 2006. At the hearing, the Court denied class certification on Plaintiffs’ meal break claim and rest period claim, the reporting time claim having been abandoned. The Court took the motion under submission as to Plaintiffs’ overtime claim and scheduled a hearing date to determine the threshold legal issue of whether we are required to pay overtime for those employees who work in two different workdays during a single work shift. As a result of the Court’s ruling, the remaining two Plaintiffs may pursue only their individual claims for meal periods and rest breaks.

In March 2006, we were named as a defendant in a purported class action filed in the Superior Court of the State of California for the County of Santa Clara alleging violations of the California Labor Code. The named plaintiff, Martha Rodriguez, purports to represent all current and former General Managers of our California stores from March 20, 2002 to the present. This plaintiff alleges that she was improperly classified as exempt from overtime compensation, not given adequate itemized wage statements, and not provided the meal periods nor authorized and permitted to take the rest breaks required for non-exempt employees. The complaint seeks unspecified monetary damages in the form of unpaid wages, penalties and other relief.

In July 2006, two class action complaints were filed on behalf of our stockholders in Superior Court of California, County of San Diego, naming as defendants, among others, us and members of our Board of Directors. The complaints allege, among other things, that our directors breached their fiduciary duties in connection with the proposed merger transaction by approving a transaction that would purportedly provide certain stockholders and directors with preferential treatment at the expense of our other stockholders.

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

Certain Cautionary Statements

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4—”Controls and Procedures,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. We generally identify forward-looking statements in this Quarterly Report by using words like “believe,” “intend,” “target,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, without limitation, those set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q, and the factors discussed in Part I, Item 1A—”Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. No undue reliance should be placed on forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 8, 2006 at the San Diego Marriott Del Mar in San Diego, California. Stockholders of record at the close of business on April 27, 2006 were entitled to notice of and to vote in person or by proxy at the annual meeting. As of the record date there were 57,989,503 shares of common stock outstanding and entitled to vote. At the annual meeting, the stockholders of the company voted on the election of two directors to hold office until the 2009 Annual Meeting of Stockholders and the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 3, 2007. At the annual meeting, each of the two directors nominated by management was elected and the appointment of KPMG LLP for fiscal 2007 was ratified. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, the number of abstentions and the number of broker non-votes, as applicable:

1.	To elect two directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

	Votes For	Votes Against or Withheld
Brian K. Devine	54,078,974	938,273
John G. Danhakl	54,578,302	438,945

In addition to the election of Messrs. Devine and Danhakl, whose term of office expires at the 2009 Annual Meeting of Stockholders, the following directors who were not elected at the annual meeting have continuing terms of office as specified below:

Name of Director	Year of Annual Meeting at Which Term Expires
David Ching	2007
Charles W. Duddles	2007
James M. Myers	2007
David B. Appel	2008
Sandra N. Bane	2008
Julian C. Day	2008
Peter Maslen	2008

2.	The stockholders ratified the appointment by the Company’s Audit Committee of KPMG LLP as our independent registered public accounting firm for our fiscal year ending February 3, 2007.

Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
53,217,950	1,796,846	2,451	—

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 13, 2006, by and among PETCO Animal Supplies, Inc., Rover Holdings Corp. and Rover Acquisition Corp. (incorporated by reference to Current Report on Form 8-K filed July 14, 2006

10.1	Second Amendment to Employment Agreement dated July 13, 2006 by and between PETCO Animal Supplies, Inc. and Brian K. Devine (incorporated by reference to Current Report on Form 8-K filed July 14, 2006).

10.2	Second Amendment to Employment Agreement dated July 13, 2006 by and between PETCO Animal Supplies, Inc. and James M. Myers (incorporated by reference to Current Report on Form 8-K filed July 14, 2006).

10.3	Second Amendment to Employment Agreement dated July 13, 2006 by and between PETCO Animal Supplies, Inc. and Bruce C. Hall (incorporated by reference to Current Report on Form 8-K filed July 14, 2006).

10.4	Amended and Restated Retention Agreement dated July 13, 2006 by and between PETCO Animal Supplies, Inc. and Rodney Carter (incorporated by reference to Current Report on Form 8-K filed July 14, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certifications

99.1	Cautionary Statements Regarding Forward-looking Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETCO ANIMAL SUPPLIES, INC.

By:	/s/ JAMES M. MYERS
James M. Myers Chief Executive Officer (Principal Executive Officer) Date: August 23, 2006

By:	/s/ RODNEY CARTER
Rodney Carter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 23, 2006